Form 10-K405/A
period 1994-12-31
UNITED STATES BANKNOTE CORP /DE/
filed 1995-05-01
CIK 51124

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                FORM 10-K/A

                               -------------

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1994
                                     or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________

                      Commission file number:  1-5721

                     UNITED STATES BANKNOTE CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                              13-0460520
- --------------------------------------  ----------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification
    Incorporation or Organization)                      No.)

                            51 West 52nd Street
                         New York, New York  10019
                               (212) 582-9200
- ---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
          Title of Each Class                   on Which Registered
- --------------------------------------  ----------------------------------

Common Stock, par value $.01 per share  New York Stock Exchange

Preferred Stock Purchase Rights         N/A

        Securities registered pursuant to Section 12(g) of the Act:

                                    None
- ---------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes  [_]   No  [_]

At March 27, 1995, the aggregate market value of the voting stock held by non-affiliate was $33,266,000

At March 27, 1995, 19,008,888 shares of Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                EXPLANATORY NOTE

          This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of United States Banknote Corporation (the "Company") for the fiscal year ended December 31, 1994:

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant.
     -------   --------------------------------------------------

          The following table sets forth certain information regarding the current Directors and executive officers of the Company.





                                        POSITIONS AND OFFICES           OFFICE HELD
     NAME                      AGE      WITH THE COMPANY                SINCE
     ----                      ---      ----------------                -------------
     Morris Weissman*  . .      53      Chairman of the Board and        (1)
                                          Chief Executive Officer
     Ron K. Glover*  . . .      56      Director, President and Chief    April 1994
                                          Operating Officer
     Bette B. Anderson . .      66      Director                         June 1994
     C. Gerald Goldsmith .      66      Director                         July 1990
     Ira J. Hechler  . . .      76      Director                         February 1990
     David S. Rowe-Beddoe       57      Director                         July 1990
     John T. Gorman* . . .      50      Executive Vice President         (1)
                                          and Chief Financial Officer
     Robert L. Christophersen*  58      Executive Vice President -       (1)
                                          Manufacturing
     Harvey J. Kesner* . .      37      Vice President, General          June 1991
                                          Counsel and Secretary
     Sidney Levy . . . . .      38      Managing Director of             February 1994
                                          ABN-Brazil
     Paul Amatucci . . . .      48      Executive Vice President,        (1)
                                          American Bank Note Company
     Josh Cantor . . . . .      35      Executive Vice President,        (1)
                                          American Bank Note Company
     JoAnne Martinez . . .      45      Vice President, Human Resources  March 1995
                                          and Administration
     Sheldon Cantor  . . .      61      Vice President - Corporate       (1)
                                          Services and
                                          Assistant Secretary
     Patrick D. Reddy  . .      53      Vice President and Assistant     (1)
                                          Secretary
     Ward A.W. Urban . . .      34      Treasurer                        August 1993

     ___________________
     * "Executive Officer" under the Securities Exchange Act of 1934, as amended.
     (1)  See below.












     NYFS03...:\15\78515\0015\1980\RPT4145K.550

        Morris Weissman. Mr. Weissman has served as Chairman of the Board and Chief Executive Officer of the Company since July 1990 and as a Director of the Company since February 1990. Mr. Weissman was Chairman and Chief Executive Officer of USBC from April 1986 to July 1990 and Vice Chairman and Director of USBC's predecessor from 1976 to 1986. Mr. Weissman is a Director of the Convenience and Safety Corporation and a Trustee of the Jackie Robinson Foundation and the Business Council for the United Nations.

        Ron K. Glover. Mr. Glover has served as a Director and as President and Chief Operating Officer of the Company since April 1994. Mr. Glover served as President and Chief Operating Officer of Dun & Bradstreet Information Services (North America) from 1990 through 1993, and as President of American Express Travelers Cheques Group for more than five years prior thereto.

        Bette B. Anderson. Ms. Anderson has served as a Director of the Company since June 1994. She has served as President of Kelly, Anderson & Associates, Inc., financial and corporate consultants, since 1989. Ms. Anderson was Undersecretary of the Treasury from 1977 to 1981 and held various Washington, D.C. consulting posts from 1981 to 1991. Ms. Anderson is a Director and Chairperson of the Compensation Committee of Manville Corporation, a Director of ITT Corporation, a Director of ITT Financial Corporation, a Director and Chairperson of the Compensation Committee of Riverwood International Corporation, Chairperson of the U.S. Treasury Historical Association, a member of the Council for the Miller Foundation, University of Virginia, and a member of the Advisory Council of the Girl Scouts of America.

        C. Gerald Goldsmith. Mr. Goldsmith is a private investor. He has served as a Director of the Company since July 1990. He is a Director of Palm Beach National Bank and Trust, and since June 1993, a Director of Nine West Group, Inc.

        Ira J. Hechler. Mr. Hechler is a private investor. He has served as a Director of the Company since February 1990. He is a Director of Leslie Fay Companies, Inc. and Concord Camera Corp.

        David S. Rowe-Beddoe.   Mr. Rowe-Beddoe has served as a Director of
     the Company since July 1990. He has been Chairman of the Board of Welsh Development Agency since 1993 and Chairman of the Development Board for Rural Wales since 1994. Mr. Rowe-Beddoe is also a Director of Cavendish Services Ltd. and Development Securities plc. Mr. Rowe-Beddoe previously held various senior management positions, including at Revlon Inc. and De La Rue plc, where he was an Executive Director.

        John T. Gorman. Mr. Gorman has served as Executive Vice President and Chief Financial Officer of the Company since July 1990 and as Vice President of the Company from February 1990 to July 1990. Mr. Gorman was Executive Vice President and Chief Financial Officer of USBC from January 1983 to July 1990 and Senior Vice President of Finance of USBC's predecessor from 1978 to 1983.

        Robert L. Christophersen. Mr. Christophersen has served as Executive Vice President-Manufacturing of the Company since July 1990 and as Executive Vice President-Manufacturing of USBC from April 1986 to July 1990. Mr. Christophersen was Senior Vice President-
     Manufacturing of USBC's predecessor prior to April 1986 and an employee since 1965.

        Harvey J. Kesner, Esq. Mr. Kesner has served as Senior Vice President, General Counsel and Secretary of the Company since June 1994 and as Vice President, General Counsel and Secretary of the Company from June 1991 to June 1994. Mr. Kesner was an attorney with the New York office of the law firm Stroock & Stroock & Lavan from June 1987 to June 1991 and with the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld prior thereto.

        Sidney Levy. Mr. Levy has served as Managing Director of ABN-Brazil since February 1994. Prior to joining ABN-Brazil, Mr. Levy was employed as Managing Director of De La Rue Lerchundi in Spain since 1991 and prior to that was employed by Thomas De La Rue Grafica e Servicos Ltda. in Brazil, serving in various management capacities.

        Paul Amatucci. Mr. Amatucci has served as Executive Vice President of ABN since September 1994. Prior to that, Mr. Amatucci was Vice President - Sales of ABN for more than five years prior thereto.

        Josh Cantor. Mr. Cantor has served as Executive Vice President of ABN since September 1994. Prior to that, Mr. Cantor was Vice President - Sales of ABN for more than five years prior thereto.

        JoAnne Martinez. Ms. Martinez has served as Vice President - Human Resources and Administration since March 1995. Ms. Martinez was employed as Vice President, Corporate Benefits of Automatic Data Processing, a data processing organization, from 1992 to 1994 and as Vice President, Administration of AmBase Corporation, a financial services holding company, from 1991 to 1992. Prior to that, Ms. Martinez was an Assistant Vice President of AmBase Corporation for more than five years prior thereto.

        Sheldon Cantor. Mr. Cantor has served as Vice President-Corporate Services of the Company since August 1993 and as Assistant Secretary of the Company since July 1990. Mr. Cantor was Treasurer of the Company from July 1990 to August 1993, and Vice President and Assistant Secretary from February 1990. Mr. Cantor was Treasurer of USBC and its predecessor from January 1983 to July 1990.

        Patrick D. Reddy. Mr. Reddy has served as Vice President and Assistant Secretary of the Company since July 1990 and as Vice President, Treasurer and Secretary from February 1990 to July 1990. Mr. Reddy had been a continuous employee of IBK since 1969 and has held many positions during that period, including Comptroller, Secretary, Treasurer and Vice President.

        Ward A.W. Urban. Mr. Urban has served as Treasurer of the Company since August 1993. Prior to joining the Company, Mr. Urban was employed as an Assistant Vice President in the leveraged finance department of Citibank, N.A. since August 1988.


      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Securities Exchange Act of 1934.

        Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and Directors, the Company believes that during the year ended December 31, 1994 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

     Item 11.  Executive Compensation.
     -------   ----------------------

                           SUMMARY COMPENSATION TABLE

        The following table sets forth certain information for the three years ended December 31, 1994, 1993 and 1992, regarding the compensation of the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company.




                                                                                     LONG TERM COMPENSATION
                                                                                     ----------------------
                                 ANNUAL COMPENSATION                              AWARDS               PAYOUTS
                                 -------------------                              ------               -------
                                                                  OTHER     RESTRICTED
                                                                  ANNUAL      STOCK                      LTIP       ALL OTHER
     NAME AND                                                  COMPENSATION  AWARD(S)    OPTIONS       PAYOUTS    COMPENSATION
PRINCIPAL POSITION            YEAR     SALARY($)      BONUS($)     ($)(1)    ($)(2)      (#)(3)          ($)      ($)(4)(5)(6)
- ------------------            ----    ---------       --------     ------    ------      ------          ---      ------------
Morris Weissman               1994      750,000        183,750       --     183,750            --         --           21,918
  Chairman and Chief          1993      592,770        704,468       --          --       250,000         --           77,029
  Executive Officer           1992      509,760        340,840       --          --       522,500         --           75,050

Ron K. Glover                 1994      300,000        150,000       --          --       275,000         --            8,983
  President and Chief         1993           --             --       --          --            --         --               --
  Operating Officer(7)        1992           --             --       --          --            --         --               --

John T. Gorman                1994      234,168        132,200       --          --        20,000         --           17,224
  Executive Vice              1993      234,164        175,716       --          --            --         --           14,727
  President and Chief         1992      226,000        136,336       --          --        66,000         --           14,542
  Financial Officer

Robert L. Christophersen      1994      184,896         89,230       --          --        15,000         --           21,074
  Executive Vice              1993      184,876        118,608       --          --            --         --           17,597
  President-Manufacturing     1992      178,440         92,027       --          --        48,750         --           17,356

Harvey J. Kesner              1994      151,440         60,000       --          --        15,000         --            7,500
  Senior Vice President       1993      145,600         80,000       --          --            --         --            8,164
  General Counsel and         1992      140,000         28,000       --          --        30,000         --            4,242
  Secretary

     ---------------

     (1) The value of each of the named executive officer's perquisites did not exceed the threshold for disclosure established under the Securities and Exchange Commission's proxy rules.

     (2) No named executive officers held any restricted stock at December 31, 1994. Amounts shown represent 91,875 shares of restricted stock valued at $2.00 per share awarded on March 27, 1995 representing 50% of Mr. Weissman's 1994 bonus under the Executive Incentive Plan. Restrictions lapse on one-third of the shares upon each of the first three anniversaries of the date of award, except that all such restricted stock immediately vests upon Mr. Weissman's death, retirement, disability, termination or upon a "change in control." Such shares are held pursuant to a grantor trust established by the Company and subject to claims of the Company's creditors until the date restrictions on the shares lapse. Dividends are paid on these shares as, when and if dividends are paid on Common Stock.

     (3) Of the options shown for 1992, Messrs. Weissman, Gorman, Christophersen and Kesner received 237,500, 38,000, 23,750 and 19,000 options, respectively, in respect of the Company's 1991 performance, although such options were granted during fiscal year 1992.


     (4)  Amounts shown for 1992 consist of the following:
          (i) contributions by the Company to the United States Banknote Employees' Retirement Plan: Mr. Weissman ($10,000), Mr. Gorman ($10,000), Mr. Christophersen ($9,192) and Mr. Kesner ($4,242);
          and (ii) premiums paid by the Company with respect to life insurance: Mr. Weissman ($65,050), Mr. Gorman ($4,542) and
          Mr. Christophersen ($8,164).

     (5)  Amounts shown for 1993 consist of the following:
          (i) contributions by the Company to the United States Banknote Employees' Retirement Plan: Mr. Weissman ($10,000), Mr. Gorman ($10,000), Mr. Christophersen ($9,433) and Mr. Kesner ($8,164);
          and (ii) premiums paid by the Company with respect to life insurance: Mr. Weissman ($67,029), Mr. Gorman ($4,727) and
          Mr. Christophersen ($8,164).

     (6) Amounts shown for 1994 consist of the following: (i) contributions by the Company to the United States Banknote Employees' Retirement Plan: Mr. Weissman ($7,500), Mr. Glover ($5,625), Mr. Gorman ($7,500), Mr. Christophersen ($7,500) and
          Mr. Kesner ($7,500); and (ii) premiums paid by the Company with respect to life insurance: Mr. Weissman ($14,418), Mr. Glover ($3,358), Mr. Gorman ($9,724) and Mr. Christophersen ($13,574).

     (7) Salary for 1994 reflects a partial year. Mr. Glover joined the Company in April 1994.



                              EMPLOYMENT AGREEMENTS

               Messrs. Weissman and Glover serve pursuant to employment agreements with the Company through December 31, 1999 for Mr. Weissman and December 31, 1998 for Mr. Glover. Mr. Weissman's agreement is subject to automatic extension unless advance notice of non-renewal is given.

               Mr. Weissman's agreement provides for his engagement as Chairman and Chief Executive Officer of the Company. The agreement provides a base salary of $750,000 with no guaranteed bonus.
     Mr. Weissman participates in the Executive Incentive Plan and receives an annual bonus equal to 6% of his annual base salary in 1994 (adjusted in each subsequent year by compounding the 1994 base salary by 1.07) multiplied by the number of percentage points by which "ROE" (as defined below) exceeds 10% up to a maximum annual bonus equal to 200% of base salary.

               Mr. Glover's agreement provides for his engagement as President and Chief Operating Officer of the Company. The agreement provides a base salary of $400,000. Mr. Glover participates in the Executive Incentive Plan and receives an annual bonus equal to 3% of his annual base salary in 1994 (adjusted in each subsequent year by compounding the 1994 base salary by 1.07) multiplied by the number of percentage points by which ROE exceeds 10% up to a maximum annual bonus equal to 200% of base salary with a minimum bonus of $150,000 in 1994.

               ROE is defined as the fraction the numerator of which is equal to the Company's pre-tax income (including income from minority holdings, joint ventures, dividends from investments, and like income) before extraordinary charges or similar one-time non-recurring losses or reserves not in the ordinary course plus depreciation and amortization, and the denominator of which is calculated as a simple average of the average monthly common equity (beginning of month common equity plus end of month common equity divided by two) for the calendar year.

               Mr. Weissman's and Mr. Glover's agreements also contain provisions for payment in the event of disability or death in addition to maintenance of certain life insurance and participation in Company benefit plans. Upon termination in the event of his permanent disability, each is entitled to receive until the earlier to occur of
     (i) recovery from such disability, (ii) the date employment under the employment agreement was scheduled to terminate or (iii) death, 75% of the then effective base salary. In addition, each is to receive the pro rata amount of the bonus he would have received for the year in which he became permanently disabled based on the number of days he was not disabled and during the time he receives 75% of his base salary all other benefits he would have received but for the termination of employment due to disability.

               In the event Mr. Weissman's employment with the Company is terminated by the Company (other than for cause) or is terminated by Mr. Weissman for "good reason," Mr. Weissman is entitled to receive a lump sum equal to the greater of his "Total Direct Compensation" for 1994 or his "Estimated Total Direct Compensation" then in effect, as if his employment agreement had remained in effect for the entire Term (as extended pursuant to the agreement) (or, if following a "change in control," the greater of such amount or $5,000,000), plus the value of his unexercised options and maintenance of certain benefits for the remainder of the Term.

               In the event Mr. Glover's employment with the Company is terminated by the Company (other than for cause) or is terminated by Mr. Glover for "good reason," Mr. Glover is entitled to receive a lump sum equal to the greater of two times his "Total Direct Compensation" then in effect or the aggregate base salary plus bonus he would have received through December 31, 1998 assuming his bonus in each year equalled 100% of his base salary at the time of termination, plus maintenance of certain benefits for the lesser of two years or the remainder of the Term. In the event Mr. Glover's employment is terminated by the Company following a "change in control," Mr. Glover is entitled to receive a lump sum equal to three times his Total Direct Compensation then in effect, plus the value of his unexercised options and maintenance of certain benefits for the remainder of the Term.

               Employment agreements for the other named executive officers provide for base salaries in 1994 of $234,168, $184,896 and $151,440 for Messrs. Gorman, Christophersen and Kesner, respectively and terminate on July 25, 1995 for Messrs. Gorman and Christophersen and December 31, 1994 for Mr. Kesner.

               For 1994, Messrs. Gorman and Christophersen receive a minimum annual bonus in an amount equal to the greater of (i) .4% and .27%, respectively, of EBITDA (the Company's consolidated earnings before interest, taxes, depreciation and amortization, subject to certain adjustments and excluding extraordinary charges or similar one-time non-recurring losses or reserves not in the ordinary course) plus certain extraordinary gains on disposition of assets or (ii) 35% and 30%, respectively, of base salary and Mr. Kesner receives a minimum annual bonus of 20% of his base salary.

               Each of the employment agreements for Messrs. Gorman, Christophersen and Kesner contains provisions for payment in the event of non-renewal by the Company, disability or death in addition to maintenance of certain life insurance and participation in Company benefit plans.

               The employment agreements entitle Messrs. Gorman, Christophersen and Kesner to certain payments upon termination of the "Term of Employment" under their respective agreements (other than for cause). Payment upon termination of the "Term of Employment" includes a two year consulting period for Messrs. Gorman and Christophersen at 50% of their base salaries then in effect and for Mr. Kesner, a lump sum of one times base salary then in effect. Upon termination in certain circumstances, including for "good reason" (defined as certain events following a "change in control"), payment includes a lump sum of two times base salary plus bonus then in effect for Messrs. Gorman and Christophersen and one times base salary plus bonus then in effect for Mr. Kesner, plus the value of unexercised options held and maintenance of certain benefits for an eighteen month period.


                      OPTION GRANTS IN THE LAST FISCAL YEAR

               The following table sets forth for the Chief Executive Officer and each of the four other named executive officers of the
     Company: (a) the number of options granted during 1994; (b) the percent such number is of the total options granted to all employees in 1994; (c) the exercise price per share; (d) the expiration date and
     (e) the potential realizable value of such options at certain assumed rates of stock price appreciation.


                                               OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                                                   -----------------
                                                                                         POTENTIAL REALIZABLE VALUE AT
                                                 % OF TOTAL                                ASSUMED ANNUAL RATES OF
                                                  OPTIONS                                 STOCK PRICE APPRECIATION
                                                 GRANTED TO                   EXERCISE      FOR OPTION TERM(2)
                                  OPTIONS        EMPLOYEES           PRICE   EXPIRATION     ------------------
                               GRANTED(#)(1)      IN 1994            ($/SH)     DATE      0%($)      5%($)          10%($)
                               -------------      -------            ------     ----      -----      -----          ------
        Morris Weissman                 0             0%                 --        --       --            --             --

        Ron K. Glover             100,000          23.9%             $3.375    4/4/04       $0      $212,252       $537,888
                                   25,000           6.0%              4.05     4/4/04        0        36,188        117,597
                                   25,000           6.0%              4.89375  4/4/04        0        15,094         96,503
                                   25,000           6.0%              5.90625  4/4/04        0             0         71,191
                                   50,000          12.0%              6.75     4/4/04        0             0        100,194
                                   50,000          12.0%              8.4375   4/4/04        0             0         15,819

        John T. Gorman             20,000           4.8%             $2.9375  9/19/04       $0      $ 36,948        $93,632

        Robert L. Christophersen   15,000           3.6%             $2.9375  9/19/04       $0      $ 27,711        $70,224

        Harvey J. Kesner           15,000           3.6%             $2.9375  9/19/04       $0      $ 27,711        $70,224

(1)     Options granted to Messrs. Gorman, Christophersen and Kesner were granted under the Long-Term Performance Plan and options granted to Mr. Glover were granted under the 1990 Stock Option Plan.  One-third of the options vest and become fully exercisable upon each of the first three anniversaries of the date of grant (September 20, 1994 with respect to options granted to Messrs. Gorman, Christophersen and Kesner and April 5, 1994 with respect to options granted to Mr.
        Glover), except that all such options immediately vest upon the holder's death while still employed or termination of employment in connection with a change in control.  Payment of the purchase price for shares acquired upon the exercise of options generally may be in cash, by check, or by delivery to the Company of shares of Common Stock, or by other permitted methods, including broker-assisted "cashless exercise" methods.

(2)     The amounts set forth are based on assumed appreciation of 0% and the 5% and 10% rates as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price.  The
        Company did not use an alternate formula for a grant date valuation as it is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.  Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock.
        There can be no assurance that the amounts reflected in this table will be achieved.

                   OPTION EXERCISES AND FISCAL YEAR END VALUES

               The following table sets forth for the Chief Executive Officer and each of the four other named executive officers of the
     Company: (a) the number of shares of Common Stock acquired upon the exercise of options during 1994, (b) the value realized from options exercised during 1994, (c) the number of options held as of December 31, 1994, both exercisable and unexercisable, and (d) the value of such options as of that date. No named executive officer exercised any options during the last fiscal year.



                         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                            AND OPTION VALUE AT LAST FISCAL YEAR END

                                                          NUMBER OF    VALUE OF UNEXERCISED
                                                         UNEXERCISED       IN-THE-MONEY
                                                      OPTIONS AT FISCAL OPTIONS AT FISCAL
                                SHARES                    YEAR END           YEAR-END
                               ACQUIRED      VALUE    # EXERCISABLE(1)/  $ EXERCISABLE(1)/
      NAME                   ON EXERCISE   REALIZED     UNEXERCISABLE     UNEXERCISABLE
      ----                   -----------   --------   -------------     -------------
      Morris Weissman             --          --     604,167/261,666       $4,667/$0
      Ron K. Glover               --          --           0/275,000            0/ 0
      John T. Gorman              --          --     166,666/ 29,334        5,600/ 0
      Robert L. Christophersen    --          --      72,416/ 23,334        3,080/ 0
      Harvey J. Kesner            --          --      34,667/ 18,666            0/ 0

      (1) Amounts shown exclude Performance Warrants held by Messrs. Weissman, Gorman and
          Christophersen under the Company's Performance Warrant Plan in the amounts of
          139,500, 16,000 and 14,000, respectively.  All of such Performance Warrants are presently exercisable through July 26, 2006 at an exercise price of $0.011 per share, subject to anti-dilution provisions.  The aggregate value of unexercised in-the-money Performance Warrants at 1994 fiscal year end was $312,341, $35,824 and $31,346 for Messrs. Weissman, Gorman and Christophersen, respectively.



                                 RETIREMENT PLAN

               Effective April 1, 1994, the Board of Directors approved the implementation of a retirement plan for certain executives and management employees (the "Supplemental Executive Retirement Plan"). In general, the Supplemental Executive Retirement Plan provides that a participant retiring at age 65 will receive a monthly retirement benefit equal to an amount determined by multiplying the participant's "final average compensation" (as defined in the plan) by a percentage equal to 3% for each of the first ten years of a participant's service plus 1.5% for each of the next twenty years of the participant's service. The result of the computation shall be decreased by a participant's Social Security Benefit and any amount available from the participant's basic pension or profitsharing plan resulting from employer contributions. The retirement income shall be paid at normal or deferred retirement date for life only with the appropriate actuarial reduction of a joint and survivor election. Early retirement benefits are available with a reduction of 2% for each year less than age 62. No benefit will be provided previous to a participant achieving age 55 and 10 years of service. All participants will receive credit for past service to the Company or any of its wholly-owned subsidiaries. Amounts of compensation in excess of $300,000 increased by 6% on each plan anniversary commencing April 1, 1995, will not be considered when calculating plan benefits.

           Effective April 1, 1994, Mr. Weissman's benefit in the Supplemental Executive Retirement Plan will be calculated based upon fixed remuneration of $750,000. Effective May 1, 1994, Mr. Glover's benefit will be a fixed retirement income of $225,000 without reduction for any other benefits. Both Messrs. Weissman and Glover will be required to provide minimum numbers of service years as provided in their respective agreements.

               The Company has established a grantor trust to which the Company shall contribute assets that will be held subject to the claim of the Company's creditors until paid to plan participants and their beneficiaries at such times as specified in the plan.

               The following table shows the estimated annual benefit payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age sixty-five in 1994 who elects to receive his or her benefit in the form of a single life annuity. These benefits would be reduced by any benefits attributable to the Company's contributions (and the earnings thereon) to the basic pension and/or profit sharing plan and social security.

                               PENSION PLAN TABLE


                                                    YEARS OF SERVICE
                                                    ----------------
      REMUNERATION              10            15         20          25         30
      -----------------------------------------------------------------------------
      $100,000               $30,000       $37,500     $45,000     $52,500   $60,000
       125,000                37,500        46,875      56,250      65,625    75,000
       150,000                45,000        56,250      67,500      78,750    90,000
       200,000                60,000        75,000      90,000     105,000   120,000
       250,000                75,000        93,750     112,500     131,250   150,000
       300,000                90,000       112,500     135,000     157,500   180,000



                            COMPENSATION OF DIRECTORS

               Non-employee Directors presently are paid $25,000 per annum for serving as Directors and $2,000 for each meeting of the Board of Directors attended in excess of four in any fiscal year. Non-employee Directors receive $1,000 for each committee meeting attended. Under the Company's 1992 Non-employee Directors Stock Option Plan (the "1992 Directors Plan"), Messrs. Goldsmith, Hechler and Rowe-Beddoe have each been granted options for 15,000 shares. Under the 1992 Directors Plan, the options become fully exercisable upon the termination of the holder as a Director of the Company due to death, disability or retirement or upon a change of control. Payment of the purchase price for shares acquired upon the exercise of options may be in cash, by check or by delivery to the Company of shares of Common Stock, including broker-assisted "cashless exercise" methods. No options granted under the 1992 Directors Plan have been exercised and no further grants will be made under the 1992 Directors Plan. Under the terms of the Deferred Stock and Compensation Plan for Non-employee Directors (the "Director Plan"), each non-employee director elected at an annual meeting is automatically awarded 1,300 Common Stock share equivalents, which are held in a director's deferred stock account. Directors elected or appointed other than at an annual meeting are awarded a pro rata amount of Common Stock share equivalents. A Common Stock share equivalent is the hypothetical equivalent of the Common Stock that has a value on any date equal to the mean of the high and low trading prices of the Common Stock on such date, and is adjusted to reflect stock dividends, splits and reclassifications. In January of the year following the year of termination of services, each director receives payment in shares of Common Stock equal to the balance of Common Stock share equivalents in his or her deferred stock account. In the event of a change in control, share equivalents have a value based on the highest price of the Common Stock during the thirty days preceding such change in control and will be paid in cash or otherwise as the Compensation Committee may prescribe. As a result of the Director Plan, 1,300 Common Stock share equivalents were awarded to each of Ms. Anderson and Messrs. Goldsmith, Hechler and Rowe-Beddoe on June 6, 1994.

               Under the Director Plan a non-employee director may elect to defer all or a portion of such director's annual retainer and other fees, and such deferred amount is treated as if it were invested in a putative debenture and credited to a deferred debenture account. A putative debenture is a hypothetical debenture of the Company that has a face value of $100, and bears interest at a rate equal to the seven year U.S. Treasury Bond rate in effect the week prior to the regular January meeting of the Board. The debentures are convertible into Common Stock at a conversion rate determined by dividing $100 by the mean of the high and low trading prices of the Common Stock on the date the putative debenture is credited to the director's deferred debenture account. An election to defer shall be effective only with regard to annual retainer and fees earned no earlier than six months following the director's election except as otherwise provided under the Director Plan. An election shall be irrevocable with regard to annual retainer and fees earned during the period in which the election is in effect. Following termination of service, the director will receive, in respect of all amounts deferred under the Director Plan, five annual payments in cash if the value of the putative debentures, plus the interest accrued thereon, is greater than the value of the common Stock into which the putative debentures are convertible. Otherwise such amount shall be payable in Common Stock. In the event of a change in control, the deferred amounts will be paid in cash or otherwise as the Compensation Committee may prescribe.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     -------   --------------------------------------------------------------

               The following table presents certain information regarding the beneficial ownership of the Common Stock as of April 17, 1995 by
     (i) each Director of the Company, each of whom is a nominee for re-election at the Annual Meeting, (ii) all Directors and executive officers as a group and (iii) each other person known by the Company to own more than 5% of any class of equity securities of the Company. Unless otherwise indicated, the address of each Director and executive officer is 51 West 52nd Street, New York, NY 10019.


                                                       AMOUNT AND          PERCENTAGE
                                                        NATURE OF           OF CLASS
                                                       BENEFICIAL         BENEFICIALLY
      NAME AND ADDRESS            TITLE OF CLASS      OWNERSHIP(1)            OWNED
      ----------------            --------------      ------------            -----
      Bette B. Anderson             Common Stock          500                   *
      Ron K. Glover                 Common Stock      191,669                 1.0%
      C.  Gerald Goldsmith          Common Stock       16,100(2)                *
      Ira J. Hechler                Common Stock      227,534(2)              1.2%
      David S. Rowe-Beddoe          Common Stock       15,000(2)                *
      Morris Weissman               Common Stock    1,761,287(2)(3)(4)(5)     8.9%
      All Directors and executive   Common Stock    2,633,651(2)(3)(4)(5)    13.0%
        officers as a group
        (9 persons)
      Mr. Peter Cohn(6)             Common Stock    1,474,431                 7.8%
        535 West 110th Street
        New York, NY 10025

      ----------------

      (1) Unless otherwise indicated, each stockholder has sole voting and investment power.

      (2)   Includes Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 17, 1995 in the amount of 0, 91,669,
            15,000, 13,334, 15,000, 604,167 and 962,919 for Ms.




            Anderson, Messrs. Glover, Goldsmith, Hechler, Rowe-Beddoe, Weissman and
            all Directors and executive officers as a group, respectively.

      (3)   Includes Common Stock issuable upon the exercise of performance warrants issued under the Company's Performance Warrant Plan that are exercisable within 60 days of April 17, 1995 in the amount of 139,500 and 169,500 for Mr. Weissman and all Directors and executive officers as a group, respectively.

      (4) Includes (i) 55,000 shares held by spouse and (ii) 60,000 shares as to which Mr. Weissman has sole voting power and a right of first refusal with respect to any future sales.

      (5) Excludes 91,875 shares of restricted Common Stock, as to which Mr. Weissman disclaims beneficial ownership, issued March 27, 1995 in lieu of a portion of Mr. Weissman's 1994 bonus.

      (6)   Based on a Schedule 13D Statement dated December 15, 1994 as filed with the Securities and Exchange Commission.

      *  Less than 1%.



      Item 13.  Certain Relationships and Related Transactions.
      -------   ----------------------------------------------
                  The Company retains Kelly, Anderson & Associates, of which Ms. Anderson, a Director of the Company, is President and an owner, for marketing and business development services primarily involving the Company's government contracts business pursuant to an agreement entered into in March 1994. During 1994, the Company paid approximately $216,500 to Kelly, Anderson & Associates for services performed for the Company. The Company has for many years prior to Ms. Anderson's election as a Director utilized the services of Kelly, Anderson & Associates.

      LOANS TO EXECUTIVE OFFICERS

                  Pursuant to the terms of Mr. Glover's employment agreement, on April 13, 1994, the Company loaned Mr. Glover certain funds in connection with his purchase of 100,000 shares of Common Stock in open market transactions. The loan bears interest, payable annually, at a rate equal to the Company's weighted average cost of borrowing (10.794%). The loan matures on December 31, 1998. On March 31, 1995, the amount outstanding under the loan was approximately $425,000, which was the maximum amount outstanding to date.

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED STATES BANKNOTE CORPORATION
                                          Registrant


                                          By:/s/ John T. Gorman
                                             --------------------------
                                                John T. Gorman
                                                Executive Vice President and
                                                Chief Financial Officer


      Dated:  May 1, 1995