Form 10-Q
period 1995-03-31
UNITED STATES BANKNOTE CORP /DE/
filed 1995-05-15
CIK 51124

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q


     ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period from _________to _________


                     Commission File Number 1-3410


                   UNITED STATES BANKNOTE CORPORATION


               A Delaware                             I.R.S. Employer
               Corporation                              No. 13-0460520


             51 West 52nd Street, New York, New York   10019

                  Telephone - Area Code   212-582-9200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing for the past 90 days.      Yes  X    No

At April 28, 1995 - 19,100,763 shares of common stock were outstanding.

                   UNITED STATES BANKNOTE CORPORATION


                                FORM 10-Q



                                I N D E X

                                                                        PAGE
                                                                         NO.
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements - Unaudited

    Condensed Consolidated Balance Sheets
      March 31, 1995 and December 31, 1994 . . . . . . . . . . .          3

    Condensed Consolidated Statements of Operations
      For the three months ended March 31, 1995 and 1994 . . . .          4

    Condensed Consolidated Statements of Cash Flows
      For the three months ended March 31, 1995 and 1994 . . . .          5

    Condensed Consolidated Statement of Stockholders' Equity
      For the three months ended March 31, 1995. . . . . . . . .          6

    Notes to Condensed Consolidated Financial Statements . . . .          7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .          9


PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . .         12

 Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . .         14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
UNITED STATES BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except for share data)



                                                              March            December
                                                            31, 1995           31, 1994
                                                           (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents. . . . . . . . . . . . .      $   29,206         $   31,658
  Accounts receivable, net of allowance for
   doubtful accounts of $588 and $471. . . . . . . .          36,169             43,783
  Other receivables. . . . . . . . . . . . . . . . .           5,701              4,767
  Inventories. . . . . . . . . . . . . . . . . . . .          22,798             20,497
  Deferred income tax benefits . . . . . . . . . . .           6,908              5,685
  Prepaid expenses . . . . . . . . . . . . . . . . .           2,589              2,971
        Total current assets . . . . . . . . . . . .         103,371            109,361

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $47,533 and $44,517. . . . . . . .         213,927            215,859
Other assets  .  . . . . . . . . . . . . . . . . . .          23,610             23,985
Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $2,151 and $1,851. . . . . . . . .          33,445             33,745
                                                          $  374,353         $  382,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portions of long-term debt . . . . . . . .      $      262         $      359
  Accounts payable and accrued expenses. . . . . . .          36,189             43,115
        Total current liabilities. . . . . . . . . .          36,451             43,474

Long-term debt, net of unamortized discount
  of $1,198 and $1,221 . . . . . . . . . . . . . . .         191,216            191,192
Other liabilities. . . . . . . . . . . . . . . . . .          15,203             16,188
Deferred income taxes  . . . . . . . . . . . . . . .          69,319             69,319
                                                             312,189            320,173

Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
   no shares issued or outstanding . . . . . . . . .               -                  -
  Common Stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   19,381,763 shares and 19,289,888 shares . . . . .             194                193
  Capital surplus. . . . . . . . . . . . . . . . . .          67,066             66,883
  Retained earnings (deficit). . . . . . . . . . . .          (3,843)            (3,046)
  Treasury stock, at cost (281,000 shares) . . . . .          (1,253)            (1,253)
        Total stockholders' equity . . . . . . . . .          62,164             62,777
                                                          $  374,353         $  382,950


See notes to condensed consolidated financial statements.

UNITED STATES BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)


                                          Three Months Ended
                                               March 31
                                           1995       1994

Sales  . . . . . . . . . . . . . . .     $ 49,068   $ 43,614

Costs and expenses
 Cost of goods sold. . . . . . . . .       31,949     24,967
 Selling and administrative  . . . .        9,948      9,093
 Depreciation and amortization . . .        3,245      3,206
                                           45,142     37,266

                                            3,926      6,348
Other (expense) income
 Interest expense. . . . . . . . . .       (5,768)    (4,086)
 Foreign exchange gain
   (loss), net . . . . . . . . . . .           68     (4,439)
 Other, net. . . . . . . . . . . . .          467        349
                                           (5,233)    (8,176)

 Loss before income taxes. . . . . .       (1,307)    (1,828)

Income tax benefit . . . . . . . . .         (510)      (859)

 NET LOSS. . . . . . . . . . . . . .      $  (797)  $   (969)



Weighted average number of
   common and common equivalent
   shares outstanding. . . . . . . .       19,010     19,060


   Net loss per share. . . . . . . .      $  (.04)  $   (.05)







See notes to condensed consolidated financial statements.

UNITED STATES BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts in thousands)



                                                                 Three Months Ended
                                                                       March 31
                                                               1995              1994
Operating Activities
  Net cash from operations, after adjustments to
     reconcile net loss to net cash
     provided by operating activities. . . . . . . .      $    1,880         $    6,787
  Changes in operating assets and liabilities
     Accounts and other receivables. . . . . . . . .           6,177             (1,897)
     Inventories . . . . . . . . . . . . . . . . . .          (2,549)            (4,498)
     Prepaid and other assets. . . . . . . . . . . .             359               (425)
     Accounts payable and accrued expenses . . . . .          (6,370)            (2,797)
     Other . . . . . . . . . . . . . . . . . . . . .            (859)               (44)

  Net cash used in Operating Activities. . . . . . .          (1,362)            (2,874)

Investing Activities
  Capital expenditures, net  . . . . . . . . . . . .          (1,012)            (2,128)

  Net cash used in Investing Activities. . . . . . .          (1,012)            (2,128)

Financing Activities
  Proceeds from issuance of Common Stock . . . . . .               -                122
  Payment of other long-term obligations
     and other . . . . . . . . . . . . . . . . . . .             (97)              (144)

  Net cash used in Financing Activities. . . . . . .             (97)               (22)

Effect of foreign currency exchange rate
  changes on cash and cash equivalents . . . . . . .              19                (68)

Decrease in cash and cash equivalents. . . . . . . .          (2,452)            (5,092)

Cash and cash equivalents - beginning of period. . .          31,658             15,437

Cash and cash equivalents - end of period  . . . . .      $   29,206         $   10,345





See notes to condensed consolidated financial statements.

UNITED STATES BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED THREE MONTHS ENDED MARCH 31, 1995
(Amounts in thousands)




                                                Retained
                      Common Stock     Capital  Earnings   Treasury  Total
                      Shares   Amount  Surplus  (Deficit)   Stock    Equity

Balance -
  January 1, 1995       19,290  $193  $66,883   $(3,046)  $(1,253)  $62,777


Issuance of common
  shares                    92     1      183                           184

Net loss . . . . . . .                             (797)               (797)
                        ______  ____  _______   _______   _______   _______

Balance -
  March 31, 1995        19,382  $194  $67,066   $(3,843)  $(1,253)  $62,164























See notes to condensed consolidated financial statements.

UNITED STATES BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note A - Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented and are not necessarily indicative of the results which may be expected for a full fiscal year.

   Primary and fully-diluted income (loss) per share are the same.

   Cash tax payments for the three months ended March 31, 1995 and 1994, amounted to approximately $0.2 million and $0.5 million, respectively. Cash interest payments for the three months ended March 31, 1995 and 1994 amounted to approximately $3.9 million and $0.7 million, respectively.
In addition, a net cash interest payment of $0.3 million was made in the three months ended March 31, 1995 versus the receipt of net cash interest of $0.7 million in the three months ended March 31, 1994 under interest rate swap agreements.

   The Company estimates that the fair value of its swap agreements constituted a net payable position of approximately $1.8 million as of March 31, 1995, primarily related to the interest swap agreements' payable position, as a result of the current LIBOR rates, reduced by the positive value of the cap agreement.


Note B - Inventories

   Inventories consist of the following (in thousands):


                                                           March       December
                                                         31, 1995      31, 1994
      Work in process. . . . . . . . . . . . .         $   14,566    $   12,963
      Raw materials and supplies . . . . . . .              8,232         7,534
        Total inventories. . . . . . . . . . .         $   22,798    $   20,497


UNITED STATES BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note C - Senior Debt

   Senior debt consists of the following (in thousands):



                                                           March       December
                                                         31, 1995      31, 1994
      10-3/8% Senior Notes,
        due June 1, 2002 . . . . . . . . . . .         $  126,500    $   126,500
      11-5/8% Senior Notes,
        due August 1, 2002,
        net of unamortized discount
        of $1,198 and $1,221 . . . . . . . . .             63,802         63,779
      Other long-term obligations. . . . . . .              1,176          1,272
      Less current portion . . . . . . . . . .               (262)          (359)
        Total senior debt. . . . . . . . . . .         $  191,216    $   191,192


Note D - Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following (in thousands):



                                                          March       December
                                                         31, 1995     31, 1994

      Accounts payable . . . . . . . . . . . .         $    7,725    $   10,633
      Accrued expenses . . . . . . . . . . . .              6,591         9,924
      Customers' advances. . . . . . . . . . .              5,218         6,656
      Salaries and wages . . . . . . . . . . .              4,436         5,645
      Restructuring and merger -
        related accruals . . . . . . . . . . .              4,227         4,202
      Interest payable . . . . . . . . . . . .              4,979         3,550
      Other . . .. . . . . . . . . . . . . . .              3,013         2,505
        Total accounts payable
            and accrued expenses . . . . . . .         $   36,189    $   43,115


Note E - Commitments and Contingencies

   The Company is involved in various litigations (reference is made to "Part II - Other Information, Item 1. Legal Proceedings" herein), the adverse determination of which would have a material adverse effect on the financial condition or results of operations of the Company. The Company believes, however, that it has good and meritorious defenses to the litigations and intends to vigorously defend against such actions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Results of The Three Months Ended March 31, 1995
with the Three Months Ended March 31, 1994

    Sales in 1995 increased by $5.5 million (12.5%) from 1994. Government, Holographics and Corporate and Commercial sales increased $2.6 million, $2.4 million and $0.5 million, respectively. The increase in Government sales is primarily due to increases in food coupons ($1.6 million), currency ($0.9 million), drivers licenses and automobile vouchers ($1.3 million) offset by decreases in U.S. Postal and other products ($1.2 million). The increase in Holographics sales is primarily due to increases in credit cards ($1.8 million) and product authentication ($0.6 million). The increase in Corporate and Commercial sales is primarily due to increases in commercial products ($2.0 million), telephone cards ($2.6 million), credit cards and other products ($1.0 million) offset by decreases in stock and bond ($3.4 million), travelers cheques ($0.7 million) and personalized checks ($1.0 million). The change in various components of sales, particularly Government sales, is affected by the timing of contract awards and delivery requirements of customers. Increased sales of food coupons, a major component of Government sales during the first quarter, was primarily a result of the timing of orders and is not representative of a sales trend which can be expected for future periods. See "Liquidity and Capital Resources."

    Cost of goods sold for 1995 increased $7.0 million (28.0%) from 1994 and as a percentage of sales was 65.1% in 1995 as compared to 57.2% in 1994. The increase in cost of goods sold in absolute dollars and as a percentage of sales is due to several factors. Higher sales contributed to the increase in dollars. Improving economic conditions in Brazil, stemming from the country's July 1994 Real stabilization plan resulted in a $4.5 million reduction in foreign exchange translation losses. In prior years, Brazilian margins were higher because sales included inflationary price adjustments which have now been eliminated. Reduced margins have been offset by a reduction in translation losses which in many instances, exceeded inflationary price adjustments. The product mix in any given period is not indicative of the expected product mix which can be expected in future periods.

    Selling and administrative expenses in 1995 increased by $0.9 million from 1994 (9.4%) primarily as a result of increased commission expense in Brazil. As a percentage of sales, selling and administrative expenses decreased to 20.3% from 20.8%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Continued

    Interest expense increased $1.7 million in 1995 primarily due to the issuance of $65 million 11 5/8% Senior Notes during May 1994 at a higher rate of interest than the $40 million of bank debt it replaced. As a result of higher interest rates, the Company incurred a net expense ($0.1 million) in 1995 versus income ($0.3 million) in 1994 under its interest rate swap agreements, which is included in interest expense.

    Foreign exchange translation loss, net, is a result of the Company's translation of Brazilian local currency financial statements into dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." As a result, the translation adjustment is recorded as a period item. During 1995, the Company experienced a small translation gain primarily due to reduced inflation in Brazil. In 1994, the Company experienced a translation loss due to the high inflation rate in Brazil. See "Impact of Inflation."

    Income taxes (benefits) are based on income (loss). The benefit rate was lower than 1994, primarily due to differences in the estimated annual effective tax rates and limitations on deducting certain expenses and the projected utilization of foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 1995, the Company's net cash used in operating activities was approximately $1.4 million. The net loss of $0.8 million was adjusted by $2.7 million to reconcile the net loss to net cash from operations before changes in operating assets and liabilities (principal non-cash adjustments consisted of depreciation and amortization of $3.5 million).

    The net decrease in accounts and other receivables of $6.2 million and prepaid expenses of $0.4 million provided cash during the period. Cash was used to reduce accounts payable and accrued expenses by $6.4 million, increase in inventories by $2.5 million and to reduce other liabilities, net, by $0.9 million. Net cash used in investing activities totalled $1.0 million as a result of capital expenditures for new equipment. Net cash used by financing activities amounted to $0.1 million resulting from payments of long-term debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - continued

    At March 31, 1995, the Company had approximately $29.2 million in cash and cash equivalents, $126.5 million of 10 3/8% Senior Notes outstanding, $65 million of 11 5/8% Senior Notes outstanding, and approximately $15.1 million of availability under the Credit Agreement, after giving effect to $4.9 million of outstanding letters of credit.
The Company is currently negotiating an extension of its Credit Agreement which expires on May 26, 1995.

    Certain states are continuing the evaluation of the feasibility of utilizing electronic benefit transfer ("EBT") programs which replace the traditional methods of distribution of public assistance benefits to recipients, including replacing food coupons with debit-type cards. Food coupon production constitutes a significant component of the Company's sales and earnings. While sales of food coupons have increased in recent years, recent reforms proposed by Congress as well as EBT programs and high inventory will reduce the Company's volume of food coupon production for 1995 and in future years. The USDA is currently soliciting bids for the future printing of food coupons at substantially lower volumes than in prior years. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    Management of the Company believes that cash flows from operations of the Company, together with its cash balances and available borrowings, will be sufficient to service its working capital and debt service requirements for the foreseeable future and to fund the capital expenditures.


NEW ACCOUNTING STANDARD

    In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued and contains changes to current accounting practices and must be adopted for fiscal years beginning after December 15, 1995. Management estimates that the adoption of this Standard will not have a material effect on the Company's financial statements and will be adopted in 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - continued

IMPACT OF INFLATION

    The Company's domestic operations are not significantly affected by inflation. ABN-Brazil sales for 1995 contributed a significant portion of consolidated sales of the Company (36%).

    Reference is made to the Company's Form 10-K for the year ended December 31, 1994 "Impact of Inflation."

    On July 1, 1994 the Brazilian government introduced a new currency, the "Real" as part of the government's economic stabilization program designed to reduce the country's hyperinflation. Prior to the introduction of the Real, the Brazilian government created a new monetary unit (the "URV") as a transition mechanism. During this period prices were re-negotiated in URV's. From April 1 to June 30, 1994 inflation increased over pre URV levels, resulting in higher than anticipated translation losses. However, in the second half of 1994, the inflation rate decreased substantially (to approximately 1.4% per month in March 1995 versus 35% per month in March 1994) and the Company realized a translation gain. The Company cannot predict what impact, if any, such initiatives will have on the Brazilian economy or on ABN-Brazil's results of operations.

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

    Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit
    Number

    27         Article 5 Financial Data Schedule

(b) Reports on Form 8-K

    a)         NONE

                               SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITED STATES BANKNOTE CORPORATION



By: /s/ John T. Gorman
   ---------------------------
   John T. Gorman
   Executive Vice President,
   Chief Financial Officer and
   Chief Accounting Officer



Date:    May 15, 1995

                             Exhibit Index

List of Exhibits Pursuant to Item 601 of Regulation S-K:         Exhibit
                                                                  Page #

Exhibit


     27    Article 5 Financial Data Schedule