Form 10-Q
period 1995-06-30
AMERICAN BANKNOTE CORP /DE/
filed 1995-08-14
CIK 51124

                    SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                 FORM 10-Q

      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

   .....     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period from _________to _________


                     Commission File Number 1-3410


                      AMERICAN BANKNOTE CORPORATION
          (Exact name of Registrant as specified in its charter)

               A Delaware                             I.R.S. Employer
               Corporation                              No. 13-0460520

             51 West 52nd Street, New York, New York   10019

                   Telephone - Area Code   212-582-9200

                    United States Banknote Corporation
      (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing for the past 90 days.      Yes  X    No

At July 31, 1995 - 19,110,763 shares of common stock were outstanding.

                           AMERICAN BANKNOTE CORPORATION
               (formerly named United States Banknote Corporation)

                                     FORM 10-Q

                                     I N D E X

                                                                 PAGE
                                                                  NO.
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements - Unaudited

        Condensed Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994. . . . . . . .       3

        Condensed Consolidated Statements of Operations
          For the six months and second quarters ended
          June 30, 1995 and 1994 . . . . . . . . . . . . . .       4

        Condensed Consolidated Statements of Cash Flows
          For the six months ended June 30, 1995 and 1994          5

        Condensed Consolidated Statement of Stockholders' Equity
          For the six months ended June 30, 1995 . . . . . .       6

        Notes to Condensed Consolidated Financial Statements       7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .      10

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . .      16

 Item 2.  Changes in Securities  . . . . . . . . . . . . . .      16

 Item 4.  Submission of Matters to a Vote
          of Security Holders. . . . . . . . . . . . . . . .      16

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .      17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except for share data)

                                                       June         December
                                                      30, 1995      31, 1994
ASSETS                                               (Unaudited)
Current assets
  Cash and cash equivalents. . . . . . . . . . . . .  $  22,767    $  31,658
  Accounts receivable, net of allowance for
   doubtful accounts of $738 and $471. . . . . . . .     34,789       43,783
  Other receivables. . . . . . . . . . . . . . . . .      5,416        4,767
  Inventories. . . . . . . . . . . . . . . . . . . .     17,933       20,497
  Deferred income tax benefits . . . . . . . . . . .      2,836        5,685
  Prepaid expenses . . . . . . . . . . . . . . . . .      4,340        2,971
        Total current assets . . . . . . . . . . . .     88,081      109,361
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $50,644 and $44,517. . . . . . . .    211,794      215,859
Other assets  .  . . . . . . . . . . . . . . . . . .     25,946       23,985
Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $2,448 and $1,851. . . . . . . . .     33,148       33,745
                                                      $ 358,969    $ 382,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portions of long-term debt . . . . . . . .  $     166    $     359
  Accounts payable and accrued expenses. . . . . . .     36,700       43,115
        Total current liabilities. . . . . . . . . .     36,866       43,474

Long-term debt, net of unamortized discount
  of $1,173 and $1,221 . . . . . . . . . . . . . . .    191,241      191,192
Other liabilities. . . . . . . . . . . . . . . . . .     14,246       16,188
Deferred income taxes  . . . . . . . . . . . . . . .     64,035       69,319
                                                        306,388      320,173
Commitments and Contingencies
Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
   no shares issued or outstanding . . . . . . . . .          -            -
  Common Stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   19,391,763 shares and 19,289,888 shares . . . . .        194          193
  Capital surplus. . . . . . . . . . . . . . . . . .     67,091       66,883
  Retained earnings (deficit). . . . . . . . . . . .    (13,451)      (3,046)
  Treasury stock, at cost (281,000 shares) . . . . .     (1,253)      (1,253)
        Total stockholders' equity . . . . . . . . .     52,581       62,777
                                                      $ 358,969    $ 382,950

 See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)

                                             Six                 Second
                                         Months Ended         Quarter Ended
                                           June 30              June 30
                                        1995      1994        1995     1994

Sales  . . . . . . . . . . . . . . .  $ 96,659  $ 96,303   $ 47,591  $ 52,688

Costs and expenses
 Cost of goods sold. . . . . . . . .    70,098    57,141     38,149    32,174
 Selling and administrative  . . . .    20,509    18,805     10,561     9,712
 Depreciation and amortization . . .     6,555     6,434      3,310     3,227
                                        97,162    82,380     52,020    45,113

                                          (503)   13,923     (4,429)    7,575
Other (expense) income
 Interest expense. . . . . . . . . .   (11,460)   (9,553)    (5,692)   (5,467)
 Foreign exchange gain
   (loss), net . . . . . . . . . . .        58    (7,899)       (10)   (3,460)
 Other, net. . . . . . . . . . . . .     1,070       824        603       475
                                       (10,332)  (16,628)    (5,099)   (8,452)

 Loss before income taxes. . . . . .   (10,835)   (2,705)    (9,528)     (877)

Income tax charge (benefit). . . . .      (430)   (1,271)        80      (412)

 Loss before extraordinary item. . .   (10,405)   (1,434)    (9,608)     (465)

Extraordinary item . . . . . . . . .         -      (114)          -     (114)

 NET LOSS. . . . . . . . . . . . . .  $(10,405) $ (1,548)  $ (9,608)  $  (579)

Weighted average number of
   common and common equivalent
   shares outstanding. . . . . . . .    19,070    19,060     19,120    19,060

Net loss per share:
 Operations. . . . . . . . . . . . .   $ (.55)   $ (.07)    $ (.50)   $ (.02)
 Extraordinary item. . . . . . . . .        -      (.01)         -      (.01)
   Net loss per share. . . . . . . .   $ (.55)   $ (.08)    $ (.50)   $ (.03)

See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts in thousands)

                                                        Six Months Ended
                                                            June 30
                                                       1995          1994

Operating Activities
  Net cash from operations, after adjustments
     to reconcile net loss to net cash
     provided by operating activities. . . . . . . .  $ (5,297)   $ 13,140
     Accounts and other receivables. . . . . . . . .     7,642      (7,370)
     Inventories . . . . . . . . . . . . . . . . . .     2,564      (1,079)
     Prepaid and other assets. . . . . . . . . . . .    (1,585)     (1,186)
     Accounts payable and accrued expenses . . . . .    (4,732)     (1,365)
     Deferred debt costs . . . . . . . . . . . . . .         -      (3,769)
     Other . . . . . . . . . . . . . . . . . . . . .    (3,899)     (3,353)
  Net cash used in Operating Activities. . . . . . .    (5,307)     (4,982)

Investing Activities
  Capital expenditures, net  . . . . . . . . . . . .    (2,062)     (3,791)
  Other long-term investments. . . . . . . . . . . .    (1,321)          -
  Net cash used in Investing Activities. . . . . . .    (3,383)     (3,791)

Financing Activities
  Proceeds from 11 5/8% Senior Notes . . . . . . . .         -      63,718
  Proceeds from issuance of Common Stock . . . . . .        18         122
  Repayment of bank borrowings . . . . . . . . . . .         -     (40,000)
  Acquisition of treasury stock. . . . . . . . . . .         -        (128)
  Payment of other long-term
     obligations and other . . . . . . . . . . . . .      (192)       (284)
  Net cash (used in) provided by
     Financing Activities. . . . . . . . . . . . . .      (174)     23,428

Effect of foreign currency exchange rate
  changes on cash and cash equivalents . . . . . . .       (27)        188

Increase (decrease) in cash
  and cash equivalents . . . . . . . . . . . . . . .    (8,891)     14,843

Cash and cash equivalents - beginning of period. . .    31,658      15,437

Cash and cash equivalents - end of period  . . . . .  $ 22,767    $ 30,280

See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
UNAUDITED
SIX MONTHS ENDED JUNE 30, 1995
(Amounts in thousands)




                                                   Retained
                          Common Stock   Capital   Earnings  Treasury   Total
                          Shares Amount  Surplus   (Deficit)  Stock    Equity

Balance -
   January 1, 1995        19,290  $193  $66,883   $(3,046)  $(1,253)  $62,777

Issuance of common
  shares and other           102     1      208                           209

Net loss                                          (10,405)            (10,405)

Balance -
  June 30, 1995           19,392  $194  $67,091  $(13,451)  $(1,253)  $52,581























See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note A - Basis of Presentation

   As of July 1, 1995, the name of the corporation was changed to American Banknote Corporation from United States Banknote Corporation.

   The accompanying unaudited condensed consolidated financial statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1994. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented and are not necessarily indicative of the results which may be expected for a full fiscal year.

   In May 1994, the Company wrote off as a net extraordinary charge to income $0.1 million of deferred debt expenses, net of tax benefits (approximately $0.1 million), related to the early extinguishment of the Company's bank indebtedness. (See Note C).

   Primary and fully-diluted loss per share are the same.

   Cash tax payments for the six months ended June 30, 1995 and 1994, amounted to approximately $1.2 million in both periods. Cash interest payments for the six months ended June 30, 1995 and 1994 amounted to approximately $10.5 million and $7.7 million, respectively. In addition, a net cash interest payment of $0.3 million was made in the six months ended June 30, 1995 versus the receipt of net cash interest of $0.7 million in the six months ended June 30, 1994 under interest rate swap agreements.

   The fair value of the Company's swap and cap agreements represented a net payable position of approximately $0.7 million as of June 30, 1995.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note B - Inventories

   Inventories consist of the following (in thousands):
                                                  June        December
                                                 30, 1995      31, 1994

      Work in process. . . . . . . . . . . .    $ 10,347      $ 12,963
      Raw materials and supplies . . . . . .       7,586         7,534
         Total inventories . . . . . . . . .    $ 17,933      $ 20,497

Note C - Senior Debt

    Senior debt consists of the following (in thousands):

                                                  June        December
                                                 30, 1995      31, 1994

      10-3/8% Senior Notes,
         due June 1, 2002  . . . . . . . . .    $126,500     $126,500
      11-5/8% Senior Notes,
         due August 1, 2002,
         net of unamortized discount
         of $1,173 and $1,221 (a). . . . . .      63,827       63,779
      Other long-term obligations. . . . . .       1,080        1,272
      Less current portion . . . . . . . . .        (166)        (359)
         Total senior debt . . . . . . . . .    $191,241     $191,192

    (a) On May 4, 1994, the Company completed a private placement of $65 million principal amount of the 11-5/8% Senior Notes. The proceeds were used, in part, to prepay $40 million outstanding indebtedness under bank borrowings.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note D - Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following (in thousands):
                                                  June        December
                                                30, 1995      31, 1994

      Accounts payable . . . . . . . . . . .    $ 8,978        $10,633
      Accrued expenses . . . . . . . . . . .      5,525          9,924
      Customers' advances. . . . . . . . . .      6,243          6,656
      Salaries and wages . . . . . . . . . .      5,887          5,645
      Restructuring and merger -
         related accruals. . . . . . . . . .      4,072          4,202
      Interest payable . . . . . . . . . . .      3,476          3,550
      Other . . .. . . . . . . . . . . . . .      2,519          2,505
         Total accounts payable
             and accrued expenses. . . . . .    $36,700        $43,115

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Results of the Six Months Ended June 30, 1995
With the Six Months Ended June 30, 1994

   Sales in 1995 increased by $0.4 million from 1994. Government and Corporate and Commercial sales decreased $1.4 million and $2.2 million, respectively. Holographic sales increased $4.0 million. The decrease in Government sales is primarily due to food coupons ($4.0 million) and U.S. Postal ($1.4 million), partially offset by increases in currency ($1.5 million) automobile vouchers, drivers licenses and other product sales ($2.5 million). The reduction in food coupon sales reflects a trend that can be expected to continue through the rest of the year.
See "Liquidity and Capital Resources." The decrease in Corporate and Commercial sales is primarily due to decreases in stocks and bonds ($7.2 million) and personalized checks and other product sales ($0.9 million), partially offset by increases in prepaid telephone card sales ($5.9 million). The increase in Holographic sales is primarily in credit cards. The change in various components of sales is affected by the timing of contract awards and delivery requirements of customers.

   Cost of goods sold increased $13.0 million (22.7%) from 1994 and as a percentage of sales was 72.5% in 1995 as compared to 59.3% in 1994. Cost of goods sold increased ($6.2 million) mainly due to the write-off of inventory related to work for an overseas customer that went out of business, manufacturing losses on certain other orders and a change in product mix. The Company does not expect to incur additional charges from the inventory and manufacturing losses in the future. The increased cost of sales percentage also was impacted by reduced margins in Brazil since margins, in the prior year, were higher as sales included inflationary price adjustments which have now been eliminated as part of a new economic stabilization program. While margins were lower due to this program, earnings were favorably affected by the
virtual elimination of translation losses.   The new prepaid telephone
card production lines in Brazil increased fixed manufacturing cost which was offset in part by lower domestic fixed manufacturing cost. The product mix in any given period is not indicative of the expected product mix which can be expected in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Continued

   Selling and administrative expenses in 1995 increased by $1.7 million from 1994 (9.1%) primarily as a result of the settlement of an executive severance agreement and increased commission expense in Brazil. As a percentage of sales, selling and administrative expenses increased to 21.2% from 19.5%.

   Interest expense increased $1.9 million in 1995 primarily due to the issuance of $65 million 11-5/8% Senior Notes during May 1994 at a higher rate of interest than the $40 million of bank debt it replaced. In addition, the Company incurred net interest expense ($0.2 million) in 1995 versus income ($0.3 million) in 1994 under its interest rate swap agreements as a result of higher interest rates.

   Foreign exchange gain (loss), net, is a result of the Company's translation of Brazilian local currency financial statements into dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." As a result, the translation adjustment is recorded as a period item. Improving economic conditions in Brazil stemming from the country's July 1994 economic stabilization program resulted in a $8.0 million reduction in foreign exchange loss.

   Income taxes (benefits) are based on book income (loss) using an estimated annual effective tax rate that assumes various taxation assumptions such as state and local taxes, utilization of foreign taxes as credits against US federal taxes and timing of certain deductions. The loss for the period resulted in a change in the annual estimated effective tax rate, accordingly, the Company recorded a nominal tax benefit primarily due to the tax benefit from domestic losses being offset by U.S. and Brazilian taxes on profits earned in Brazil.

   The extraordinary item of $0.1 million in 1994, represents the writeoff of deferred debt expenses, net of tax benefits (approximately $0.1 million) related to the early extinguishment of the Company's $40 million bank indebtedness.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Continued

Comparison of Results of the Second Quarter Ended June 30, 1995
With the Second Quarter Ended June 30, 1994

   Sales in 1995 decreased by $5.1 million (9.7%) from 1994.
Government and Corporate and Commercial sales decreased $4.5 million and $2.2 million, respectively, partially offset by increased Holographic sales of $1.6 million. The decrease in Government is primarily due to food coupons ($5.6 million) partially offset by increases in currency ($0.6 million), automobile vouchers and drivers licenses ($0.5 million). The reduction in food coupon sales reflects a trend that can be expected to continue through the rest of the year. See "Liquidity and Capital Resources". The decrease in Corporate and Commercial sales is primarily due to decreases in stocks and bonds ($3.8 million), commercial and other product sales ($2.4 million), partially offset by increases in prepaid telephone cards ($3.3 million) and travelers check sales ($0.7 million). The increase in Holographic sales is primarily in credit cards. The change in various components of sales is affected by the timing of contract awards and delivery requirements of customers.

   Cost of goods sold increased $6.0 million (18.6%) from 1994 and as a percentage of sales was 80.2% in 1995 as compared to 61.1% in 1994. Despite lower sales, cost of goods sold increased ($6.2 million) mainly due to the write-off of inventory related to work for an overseas customer that went out of business, manufacturing losses on certain other orders and a change in product mix. The Company does not expect to incur additional charges from the inventory and manufacturing losses in the future. The increased cost of sales percentage also was impacted by reduced margins in Brazil since margins, in the prior year, were higher as sales included inflationary price adjustments which have now been eliminated as part of a new economic program. While margins were lower due to this program, earnings were favorably affected by the virtual elimination of translation losses. Fixed costs as a percentage of sales increased due to lower sales. The product mix in any given period is not indicative of the expected product mix which can be expected in future periods.

   Selling and administrative expenses increased by $0.8 million from 1994 primarily due to the settlement of an executive severance agreement. As a result of lower sales and increased costs, selling and administrative expenses as a percentage of sales, increased to 22.2% from 18.4%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Continued

   Interest expense increased $0.2 million in 1995. The Company incurred net interest expense ($.1 million) in 1995 versus income ($0.3 million) in 1994 under its interest rate swap agreements as a result of higher interest rates.

   Foreign exchange translation loss, net, is a result of the Company's translation of Brazilian local currency financial statements into dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." As a result, the
translation adjustment is recorded as a period item.   See "Impact of
Inflation." Improving economic conditions in Brazil stemming from the country's July 1994 economic stabilization program resulted in a $3.5 million reduction in foreign exchange loss.

   Income taxes (benefits) are based on book income (loss) using an estimated annual effective tax rate that assumes various taxation assumptions such as state and local taxes, utilization of foreign taxes as credits against US federal taxes and timing of certain deductions. As a result of the change in the annual estimated effective tax rate, the Company reduced the amount of the tax benefit recorded in the first quarter of 1995.

   The extraordinary item of $0.1 million in 1994, represents the writeoff of deferred debt expenses, net of tax benefits (approximately $0.1 million) related to the early extinguishment of the Company's $40 million bank indebtedness.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

   For the six months ended June 30, 1995, the Company's net cash used in operating activities was approximately $5.3 million. The net loss of $10.4 million was adjusted by $5.1 million to reconcile the net loss to net cash from operations before changes in operating assets and liabilities. The non-cash adjustments principally consisted of depreciation and amortization of $6.6 million.

   The net decrease in accounts and other receivables of $7.6 million and inventory of $2.6 million provided cash during the period. Cash was used to reduce accounts payable and accrued expenses by $4.7 million, reduce other liabilities by $3.9 million and increase prepaid and other assets by $1.6 million.

   Net cash used in investing activities was $3.4 million as a result of capital expenditures for new equipment of $2.1 million and a long-term investment in marketable securities of $1.3 million.

   Net cash used for financing activities amounted to $.2 million resulting primarily from payments of long-term debt.

   At June 30, 1995, the Company had approximately $22.8 million in cash and cash equivalents, $126.5 million of 10-3/8% Senior Notes outstanding, $65 million of 11-5/8% Senior Notes outstanding, and approximately $15.6 million of availability under the Credit Agreement, after giving effect to $4.4 million of outstanding letters of credit. The Company is currently negotiating an additional extension of its Credit Agreement which expires on August 31, 1995.

   Certain states are continuing the evaluation of the feasibility of utilizing electronic benefit transfer ("EBT") programs which replace the traditional methods of distribution of public assistance benefits to recipients, including replacing food coupons with debit-type cards. Food coupon production constitutes a significant component of the Company's sales and earnings. While sales of food coupons have increased in recent years, recent reforms proposed by Congress as well as EBT programs and the USDA's high level of food coupon inventory will reduce the Company's volume of food coupon production for 1995 and in future years. The USDA is currently soliciting bids for the future printing of food coupons at substantially lower volumes than in prior years. Reference is made to the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - continued

   Management of the Company believes that cash flows from operations of the Company, together with its cash balances and available borrowings, will be sufficient to service its working capital and debt service requirements and fund capital expenditures for the foreseeable future.

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

IMPACT OF INFLATION

   The Company's domestic operations are not significantly affected by inflation. ABN-Brazil sales for 1995 contributed a significant portion of consolidated sales of the Company (37.6%). Reference is made to the Company's Form 10-K and Form 10-K/A for the year ended December 31, 1994 "Impact of Inflation."

   On July 1, 1994 the Brazilian government introduced a new currency, the "Real" as part of the government's economic stabilization program designed to reduce the country's hyperinflation. Prior to the introduction of the Real, the Brazilian government created a new monetary unit (the "URV") as a transition mechanism. During this period prices were re-negotiated in URV's. From April 1 to June 30, 1994 inflation increased over pre URV levels, resulting in higher than anticipated translation losses. However, the inflation rate has decreased substantially (to approximately 1.2% per month in June 1995 versus 45.2% per month in June 1994) and in 1995 Company realized a nominal translation gain. The Company cannot predict what impact, if any, such initiatives will have on the Brazilian economy or on ABN-Brazil's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1994.

ITEM 2.    CHANGES IN SECURITIES,

   A Certificate of Amendment to the Certificate of Incorporation of the Corporation was filed with the Secretary of State of Delaware on June 6, 1995 to change the name of the Corporation from United States Banknote Corporation to American Banknote Corporation, effective July 1, 1995.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   As a result of a vote of stockholders at the Annual Meeting of Stockholders held on June 6, 1995, it was resolved that:

   1. The Directors nominated for election were elected with the votes cast as follows:
         Nominee                  Votes in Favor          Votes Withheld
         Morris Weissman            15,189,836              1,114,874
         Ron K. Glover             15,187,393              1,117,317
         Bette B. Anderson         15,187,057              1,117,653
         C. Gerald Goldsmith       15,191,688              1,113,022
         Ira J. Hechler            15,191,977              1,112,733
         David S. Rowe-Beddoe      15,191,670              1,113,040

   2. The proposal to change the Company's name from United States Banknote Corporation to American Banknote Corporation was approved by a vote of 16,083,141 shares in favor, 170,132 shares against and 51,437 shares abstained; and

   3. The proposal to approve the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1995 was approved by a vote pf 16,106,598 shares in favor, 146,114 shares against and 51,998 shares abstained; and

   4. The stockholder proposal that the Board of Directors be requested to take the steps necessary to provide that a stenographic record be kept of the annual meeting and be made available to stockholders for a reasonable charge was not approved by a vote of 2,415,273 shares in favor, 3,997,126 shares against, 311,420 shares abstained and 9,580,891 shares were broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
   Exhibit
   Number

     3.1       Certificate of Incorporation of the Company including
               Amendment #1 thereto.
     3.2       By-Laws of the Company including amendments thereto
     4.1       Third Amendment, dated as of May 26, 1995, to Credit
               Agreement among American Bank Note Company and Citibank,
               N.A., as Agent, dated as of June 23, 1993
     4.2       Temporary Waiver of Financial Covenants, dated as June
               30, 1995, to Credit Agreement among American Bank Note
               Company and Citibank, N.A., as Agent, dated as of June
               23, 1993
    10.1       Severance Agreement effective as of July 19, 1995.
    27         Article 5 Financial Data Schedule

(b) Reports on Form 8-K

     a)        Form 8-K filed June 5, 1995,  Item 5 Other Events
                                             Item 7 Exhibits


                               SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BANKNOTE CORPORATION
(formerly named United States Banknote Corporation)


By: s/ John T. Gorman
  John T. Gorman
  Executive Vice President,
  Chief Financial Officer and
  Chief Accounting Officer



Date:    August 11, 1995

                             Exhibit Index


List of Exhibits Pursuant to Item 601 of Regulation S-K:         Exhibit
                                                                  Page #

Exhibit

      3.1 Certificate of Incorporation of the Company including Amendment #1 thereto
      3.2  By-Laws of the Company including amendments thereto
      4.1 Third Amendment, dated as of May 26, 1995, to Credit Agreement among American Bank Note Company and Citibank, N.A., as Agent, dated as of June 23, 1993
      4.2 Temporary Waiver of Financial Covenants, dated as June 30, 1995, to Credit Agreement among American Bank Note Company and Citibank, N.A., as Agent, dated as of June 23, 1993
     10.1  Severance Agreement effective as of July 19, 1995
     27    Article 5 Financial Data Schedule

                               BLANK PAGE