Form 10-K405/A
period 1994-12-31
AMERICAN BANKNOTE CORP /DE/
filed 1995-08-30
CIK 51124

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

                       AMERICAN BANKNOTE CORPORATION
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

At March 27, 1995, the aggregate market value of the voting stock held by non-affiliate was $33,266,000

At March 27, 1995, 19,008,888 shares of Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                EXPLANATORY NOTE

          This Report on Form 10-K/A amends and restates in its entirety the following Item of the Annual Report on Form 10-K of American Banknote Corporation (formerly named United States Banknote
     Corporation) (the "Company") for the fiscal year ended December 31, 1994, as amended:

                                    PART III

     Item 14.  Exhibits, Financial Statements, Schedules and Reports on
     -------   --------------------------------------------------------
               Form 8-K.
               --------

     (a)(1)    List of Financial Statements.
               ----------------------------

               The following consolidated financial statements of American Banknote Corporation and subsidiaries are included in Item 8:

               Consolidated Statements of Operations - Years Ended December 31, 1994, 1993 and 1992

               Consolidated Balance Sheets - December 31, 1994 and 1993

               Consolidated Statement of Stockholders' Equity - Three Years Ended December 31, 1994

               Consolidated Statements of Cash Flows - Years Ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements

     (a)(2)    List of Financial Statement Schedules.
               -------------------------------------

               The following schedules of American Banknote Corporation and subsidiaries are included in Item 14(d): None

               All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3)    List of Executive Compensation Plans and Arrangements.
               -----------------------------------------------------

               Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Company, American Bank Note Company and Morris Weissman is hereby incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1993 (the "1933 10-K").

               Severance and Consulting Agreement dated as of January 15, 1994 between the Company and Stanley Kreitman is hereby incorporated by reference to Exhibit 10.2 to the 1993 10-K.











     NYFS03...:\15\78515\0015\1980\RPT8305J.020

               Employment Agreement dated April 5, 1994 between the Company, American Bank Note Company and Ronald K. Glover and promissory note due December 31, 1998, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

               Employment Agreement dated July 24, 1990 between the Company and John T. Gorman is hereby incorporated by reference to Exhibit (c)(32) to Amendment No. 3 to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated July 31, 1990 (the "Schedule
               13E-3").

               Amendment dated August 31, 1992 to Employment Agreement dated July 24, 1990, between the Company and John T. Gorman is hereby incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K").

               Employment Agreement dated July 24, 1990 between the Company and Robert L. Christophersen is hereby incorporated by reference to Exhibit (c)(34) to the Schedule 13E-3.

               Amendment dated August 31, 1992 to Employment Agreement dated July 24, 1990, between the Company and Robert L. Christophersen is hereby incorporated by reference to
               Exhibit 10.7 to the 1992 10-K.

               Employment Agreement dated as of May 13, 1991 between the Company and Harvey J. Kesner is hereby incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K").

               Employment Agreement dated July 24, 1990 between the Company and Sheldon Cantor is hereby incorporated by reference to Exhibit (c)(33) to the Schedule 13E-3.

               Form of Performance Warrants dated July 25, 1990, issued to Morris Weissman, Stanley Kreitman, John T. Gorman, Sheldon Cantor and Robert L. Christophersen is hereby incorporated by reference to Exhibit (c)(29) to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated April 18, 1990.

               Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.37 to the 1991 10-K.

               Amendment dated September 23, 1993 to Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.13 to the 1993 10-K.

               1992 Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to
               Exhibit 10.38 to the 1991 10-K.

               Amendment dated as of June 11, 1992 to the 1992 Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.16 to the 1992 10-K.

               Form of severance agreement for designated officers.*

               Long-Term Performance Plan for Key Employees.*

               Executive Incentive Plan for executive officers, as amended.*

               Deferred Stock and Compensation Plan for Non-employee
               Directors.*




     *   Previously filed

     (b)  Reports on Form 8-K.
          -------------------

               No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

     (c)(2)   Exhibits.
              --------

      2.1 Agreement of Plan of Merger and Certificate of Merger of United States Banknote Corporation (a New York corporation) ("USBN-NY") and United States Banknote Corporation (a Delaware corporation) dated as of June 29, 1993 are hereby incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (the "June 30, 1993 10-Q").

      2.2 Certificate of Ownership and Merger of USBN-NY into the Company dated as of July 14, 1994 is hereby incorporated by reference to Exhibit 3.1 to the Company's Registration of Successor Issuer on Form 8-B filed September 30, 1993 (the "Form 8-B").

      2.3 Certificate of Merger of USBN-NY into the Company dated as of July 14, 1994 is hereby incorporated by reference to
              Exhibit 3.2 to the Form 8-B.

      2.4 Certificate of merger of USBC Acquisition, Inc. with and into the Company is hereby incorporated by reference to
              Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

      3.1 Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit 3.3 to the Form 8-B.

      3.2 Certificate of Designation of the Company authorizing Preferred Stock as Series A is hereby incorporated by reference to Exhibit 4 to the Company's Report on Form 8-A filed April 6, 1994.

      3.3 By-Laws of the Company are hereby incorporated by reference to Exhibit 3.4 to the Form 8-B.

      3.4 By-Law amendment adopted by the Board of Directors June 6, 1994 is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

      4.1 Indenture dated as of May 15, 1992 between the Company and Chemical Bank, as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 26, 1992 (the "May 26, 1992 8-K").

      4.2 Pledge Agreement, as amended, dated as of May 26, 1992 between the Company and Chemical Bank, as Trustee, relating to the Company's 10-3/8% Senior Notes due June 1, 2002 is hereby incorporated by reference to Exhibit 4.3 to the May 26, 1992 8-K.

      4.3     Loan Agreement among the Company, Citibank, N.A.,
              Creditanstalt-Bankverein, The Nippon Credit Bank, Ltd., and Citibank, N.A., as Agent, dated as of June 23, 1993 is hereby incorporated by reference to Exhibit 4.1 to the June 30, 1993 10-Q.

      4.4 Credit Agreement dated as of May 26, 1992, among American Bank Note Company and certain banks and Citibank, N.A., as Agent, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (the "June 30, 1992
              10-Q").

      4.5 First Amendment to Credit Agreement among American Bank Note Company and Citibank, N.A., as Agent, dated as of June 23, 1993 is hereby incorporated reference to Exhibit 4.2 to the June 30, 1993 10-Q.

      4.6 Technical Change Agreement among American Bank Note Company and Citibank, N.A., as Agent, dated as of June 23, 1993, is hereby incorporated by reference to Exhibit 4.3 to the June 30, 1993 10-Q.

      4.7 Temporary waiver respecting the extension of ABNH in Borrowing Base under the existing Credit Agreement dated September 30, 1993, under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993 is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (the "September 30, 1993 10-Q").

      4.8 Temporary waiver respecting the Repurchase of Certain Securities dated September 24, 1993, under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993 is hereby incorporated by reference to Exhibit 10.3 to the September 30, 1993 10-Q.

      4.9 Guaranty Agreement executed by American Bank Note Holographics, Inc. in favor of Citibank, N.A., Citibank, N.A., as agent under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993 is hereby incorporated by reference to
              Exhibit 10.1 to the September 30, 1993 10-Q.

      4.10 Temporary waiver respecting a non-recurring restructuring charge for the third quarter dated September 30, 1993 under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993, is hereby incorporated by reference to Exhibit 4.10 to the 1993 10-K.

      4.11 Temporary waiver respecting the extension of the temporary inclusion of receivables and inventory of ABNH in Borrowing Base dated December 31, 1993, under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993, is hereby incorporated by reference to Exhibit 4.11 to the 1993 10-K.

      4.12 Temporary waiver respecting certain ratios and extension of the temporary inclusion of receivables and inventory of ABNH in Borrowing Base dated December 31, 1993 under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993, is hereby incorporated by reference to Exhibit 4.12 to the 1993 10-K.

      4.13 First Supplemental Indenture to 10-3/8% Senior Notes due June 1, 2002 between the Company and Chemical Bank, N.A., dated as of May 23, 1994, is hereby incorporated by reference to Exhibit 4.1 to the June 30, 1994 10-Q.

      4.14 First Amendment to the Pledge Agreement dated as of May 26, 1992 between the Company and Chemical Bank, N.A., dated as of May 23, 1994, is hereby incorporated by reference to
              Exhibit 4.2 to the June 30, 1994 10-Q.

      4.15 Indenture dated as of May 1, 1994 between the Company and The First National Bank of Boston as Trustee, relating to the 11-5/8% Senior Notes due August 1, 2002, Series B, of the Company and Form of Series B Note, is hereby incorporated by reference to Exhibits 4.1 and 4.3 to the Company's Registration Statement on Form S-4 dated August 5, 1994.

      4.16 Rights Agreement dated as of March 24, 1994 between the Company and Chemical Bank as Rights Agent (including the form of Rights Certificate and the form of Certificate of Designations as Exhibits B and C to the Rights Agreement) is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 24, 1994.

      4.17 Waiver and Modification, dated as of December 31, 1994, respecting non-recurring charges for the fourth quarter ended December 31, 1994 under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993.*

     10.1 Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Company, American Bank Note Company and Morris Weissman is hereby incorporated by reference to Exhibit 10.1 to the 1993 10-K.

     10.2 Severance and Consulting Agreement dated as of January 15, 1994 between the Company and Stanley Kreitman is hereby incorporated by reference to Exhibit 10.2 to the 1993 10-K.

     10.3 Employment Agreement dated April 5, 1994 between the Company, American Bank Note Company and Ronald K. Glover and promissory note due December 31, 1998, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.4 Employment Agreement dated July 24, 1990 between the Company and John T. Gorman is hereby incorporated by reference to Exhibit (c)(32) to the Schedule 13E-3.

     10.5 Amendment dated August 31, 1992 to Employment Agreement dated July 24, 1990, between the Company and John T. Gorman is hereby incorporated by reference to Exhibit 10.3 to the 1992 10-K.

     10.6 Employment Agreement dated July 24, 1990 between the Company and Robert L. Christophersen is hereby incorporated by reference to Exhibit (c)(34) to the Schedule 13E-3.








     *   Previously filed.

     10.7 Amendment dated August 31, 1992 to Employment Agreement dated July 24, 1990, between the Company and Robert L. Christophersen is hereby incorporated by reference to
              Exhibit 10.7 to the 1992 10-K.

     10.8 Employment Agreement dated as of May 13, 1991 between the Company and Harvey J. Kesner is hereby incorporated by reference to Exhibit 10.34 to the 1991 10-K.

     10.9 Employment Agreement dated July 24, 1990 between the Company and Sheldon Cantor is hereby incorporated by reference to Exhibit (c)(33) to the Schedule 13E-3.

     10.10 Form of Performance Warrants dated July 25, 1990, issued to Morris Weissman, Stanley Kreitman, John T. Gorman, Sheldon Cantor and Robert L. Christophersen is hereby incorporated by reference to Exhibit (c)(29) to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated April 18, 1990.

     10.11 Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.37 to the 1991 10-K.

     10.12 Amendment dated September 23, 1993 to Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992, is hereby incorporated by reference to Exhibit 10.13 to the 1993 10-K.

     10.13 1992 Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to
              Exhibit 10.38 to the 1991 10-K.

     10.14 Amendment dated as of June 11, 1992 to the 1992 Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.16 to the 1992 10-K.

     10.15 Agreement of Lease, dated as of July 23, 1992, between Robert Martin Company and American Banknote Holographics, Inc. is hereby incorporated by reference to Exhibit 10.17 to the 1992 10-K.

     10.16 Lease dated as of January 22, 1993, between CBS Inc. and the Company is hereby incorporated by reference to Exhibit 10.18 to the 1992 10-K.

     10.17 Stock Purchase Agreement dated as of June 7, 1993, between the Company and Thomas De La Rue AG, relating to the acquisition of Thomas De La Rue Grafica e Servicos Ltda is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 1993 (the "June 23, 1993 8-K").

     10.18 Stock Purchase Agreement dated as of June 7, 1993, by and among American Bank Note Holographics, Inc., the Company and Thomas De La Rue, Inc. is hereby incorporated by reference to Exhibit 10.2 to the June 23, 1993 8-K.

     10.19 Stock Purchase Agreement dated as of June 7, 1993, by and among De La Rue Holographics Limited (Amblehurst Limited), De La Rue plc and the Company is hereby incorporate by reference to Exhibit 10.3 to the June 23, 1993 8-K.

     10.20 Non-Exclusive Patent License Agreement between American Bank Note Holographics, Inc. and De La Rue Holographics Limited dated June 23, 1993, is hereby incorporated by reference to
              Exhibit 10.4 to the June 23, 1993 8-K.

     10.21 Supplemental Executive Retirement Plan of the Company effective as of April 1, 1994, is hereby incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 33-79726) filed July 18, 1994.

     10.22 Contract dated September 6, 1994 with United States Department of Agriculture for production of food coupons is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "September 30, 1994 10-Q").

     10.23 Contract Modification dated January 19, 1995 with United States Department of Agriculture for production of food coupons.*

     10.24 Contract dated September 16, 1994 with United States Postal Service for the production of commemorative panels is hereby incorporated by reference to Exhibit 10.2 to the September 30, 1994 10-Q.

     10.25    Form of severance agreement for designated officers.*

     10.26    Long-Term Performance Plan for Key Employees.*

     10.27    Executive Incentive Plan for executive officers, as amended.*

     10.28    Deferred Stock and Compensation Plan for Non-employee
              Directors.*

     11       Computation of per share income (loss).*

     21       Subsidiaries of the Registrant.*

     23       Independent Auditors' Consent.*

     23.1     Independent Auditors' Consent.

























     *   Previously filed.

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED STATES BANKNOTE CORPORATION
                                         Registrant


                                         By: /s/ John T. Gorman
                                            ----------------------------
                                                 John T. Gorman
                                                 Executive Vice President and
                                                 Chief Financial Officer


     Dated:  August 30, 1995

                                  EXHIBIT INDEX

 Exhibit No.
 -----------

     2.1 Agreement of Plan of Merger and Certificate of Merger of United States Banknote Corporation (a New York corporation) ("USBN-NY") and United States Banknote Corporation (a Delaware corporation) dated as of June 29, 1993 are hereby incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (the "June 30, 1993 10-Q").

     2.2 Certificate of Ownership and Merger of USBN-NY into the Company dated as of July 14, 1994 is hereby incorporated by reference to Exhibit 3.1 to the Company's Registration of Successor Issuer on Form 8-B filed September 30, 1993 (the "Form 8-B").

     2.3 Certificate of Merger of USBN-NY into the Company dated as of July 14, 1994 is hereby incorporated by reference to
              Exhibit 3.2 to the Form 8-B.

     2.4 Certificate of merger of USBC Acquisition, Inc. with and into the Company is hereby incorporated by reference to
              Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

     3.1 Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit 3.3 to the Form 8-B.

     3.2 Certificate of Designation of the Company authorizing Preferred Stock as Series A is hereby incorporated by reference to Exhibit 4 to the Company's Report on Form 8-A filed April 6, 1994.

     3.3 By-Laws of the Company are hereby incorporated by reference to Exhibit 3.4 to the Form 8-B.

     3.4 By-Law amendment adopted by the Board of Directors June 6, 1994 is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

     4.1 Indenture dated as of May 15, 1992 between the Company and Chemical Bank, as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 26, 1992 (the "May 26, 1992 8-K").

     4.2 Pledge Agreement, as amended, dated as of May 26, 1992 between the Company and Chemical Bank, as Trustee, relating to the Company's 10-3/8% Senior Notes due June 1, 2002 is hereby incorporated by reference to Exhibit 4.3 to the May 26, 1992 8-K.

     4.3      Loan Agreement among the Company, Citibank, N.A.,
              Creditanstalt-Bankverein, The Nippon Credit Bank, Ltd., and Citibank, N.A., as Agent, dated as of June 23, 1993 is hereby incorporated by reference to Exhibit 4.1 to the June 30, 1993 10-Q.

     4.4 Credit Agreement dated as of May 26, 1992, among American Bank Note Company and certain banks and Citibank, N.A., as Agent, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (the "June 30, 1992
              10-Q").

     4.5 First Amendment to Credit Agreement among American Bank Note Company and Citibank, N.A., as Agent, dated as of June 23, 1993 is hereby incorporated reference to Exhibit 4.2 to the June 30, 1993 10-Q.

     4.6 Technical Change Agreement among American Bank Note Company and Citibank, N.A., as Agent, dated as of June 23, 1993, is hereby incorporated by reference to Exhibit 4.3 to the June 30, 1993 10-Q.

     4.7 Temporary waiver respecting the extension of ABNH in Borrowing Base under the existing Credit Agreement dated September 30, 1993, under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993 is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (the "September 30, 1993 10-Q").

     4.8 Temporary waiver respecting the Repurchase of Certain Securities dated September 24, 1993, under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993 is hereby incorporated by reference to Exhibit 10.3 to the September 30, 1993 10-Q.

     4.9 Guaranty Agreement executed by American Bank Note Holographics, Inc. in favor of Citibank, N.A., Citibank, N.A., as agent under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993 is hereby incorporated by reference to
              Exhibit 10.1 to the September 30, 1993 10-Q.

     4.10 Temporary waiver respecting a non-recurring restructuring charge for the third quarter dated September 30, 1993 under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993, is hereby incorporated by reference to Exhibit 4.10 to the 1993 10-K.

     4.11 Temporary waiver respecting the extension of the temporary inclusion of receivables and inventory of ABNH in Borrowing Base dated December 31, 1993, under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993, is hereby incorporated by reference to Exhibit 4.11 to the 1993 10-K.

     4.12 Temporary waiver respecting certain ratios and extension of the temporary inclusion of receivables and inventory of ABNH in Borrowing Base dated December 31, 1993 under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993, is hereby incorporated by reference to Exhibit 4.12 to the 1993 10-K.

     4.13 First Supplemental Indenture to 10-3/8% Senior Notes due June 1, 2002 between the Company and Chemical Bank, N.A., dated as of May 23, 1994, is hereby incorporated by reference to Exhibit 4.1 to the June 30, 1994 10-Q.

      4.14 First Amendment to the Pledge Agreement dated as of May 26, 1992 between the Company and Chemical Bank, N.A., dated as of May 23, 1994, is hereby incorporated by reference to
              Exhibit 4.2 to the June 30, 1994 10-Q.

      4.15 Indenture dated as of May 1, 1994 between the Company and The First National Bank of Boston as Trustee, relating to the 11-5/8% Senior Notes due August 1, 2002, Series B, of the Company and Form of Series B Note, is hereby incorporated by reference to Exhibits 4.1 and 4.3 to the Company's Registration Statement on Form S-4 dated August 5, 1994.

      4.16 Rights Agreement dated as of March 24, 1994 between the Company and Chemical Bank as Rights Agent (including the form of Rights Certificate and the form of Certificate of Designations as Exhibits B and C to the Rights Agreement) is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 24, 1994.

      4.17 Waiver and Modification, dated as of December 31, 1994, respecting non-recurring charges for the fourth quarter ended December 31, 1994 under a Credit Agreement with the Company, American Bank Note Company and Citibank, N.A., as agent dated June 23, 1993.*

     10.1 Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Company, American Bank Note Company and Morris Weissman is hereby incorporated by reference to Exhibit 10.1 to the 1993 10-K.

     10.2 Severance and Consulting Agreement dated as of January 15, 1994 between the Company and Stanley Kreitman is hereby incorporated by reference to Exhibit 10.2 to the 1993 10-K.

     10.3 Employment Agreement dated April 5, 1994 between the Company, American Bank Note Company and Ronald K. Glover and promissory note due December 31, 1998, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.4 Employment Agreement dated July 24, 1990 between the Company and John T. Gorman is hereby incorporated by reference to Exhibit (c)(32) to the Schedule 13E-3.

     10.5 Amendment dated August 31, 1992 to Employment Agreement dated July 24, 1990, between the Company and John T. Gorman is hereby incorporated by reference to Exhibit 10.3 to the 1992 10-K.

     10.6 Employment Agreement dated July 24, 1990 between the Company and Robert L. Christophersen is hereby incorporated by reference to Exhibit (c)(34) to the Schedule 13E-3.

     10.7 Amendment dated August 31, 1992 to Employment Agreement dated July 24, 1990, between the Company and Robert L. Christophersen is hereby incorporated by reference to
              Exhibit 10.7 to the 1992 10-K.







     *   Previously filed.

     10.8 Employment Agreement dated as of May 13, 1991 between the Company and Harvey J. Kesner is hereby incorporated by reference to Exhibit 10.34 to the 1991 10-K.

     10.9 Employment Agreement dated July 24, 1990 between the Company and Sheldon Cantor is hereby incorporated by reference to Exhibit (c)(33) to the Schedule 13E-3.

     10.10 Form of Performance Warrants dated July 25, 1990, issued to Morris Weissman, Stanley Kreitman, John T. Gorman, Sheldon Cantor and Robert L. Christophersen is hereby incorporated by reference to Exhibit (c)(29) to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated April 18, 1990.

     10.11 Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.37 to the 1991 10-K.

     10.12 Amendment dated September 23, 1993 to Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992, is hereby incorporated by reference to Exhibit 10.13 to the 1993 10-K.

     10.13 1992 Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to
              Exhibit 10.38 to the 1991 10-K.

     10.14 Amendment dated as of June 11, 1992 to the 1992 Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.16 to the 1992 10-K.

     10.15 Agreement of Lease, dated as of July 23, 1992, between Robert Martin Company and American Banknote Holographics, Inc. is hereby incorporated by reference to Exhibit 10.17 to the 1992 10-K.

     10.16 Lease dated as of January 22, 1993, between CBS Inc. and the Company is hereby incorporated by reference to Exhibit 10.18 to the 1992 10-K.

     10.17 Stock Purchase Agreement dated as of June 7, 1993, between the Company and Thomas De La Rue AG, relating to the acquisition of Thomas De La Rue Grafica e Servicos Ltda is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 1993 (the "June 23, 1993 8-K").

     10.18 Stock Purchase Agreement dated as of June 7, 1993, by and among American Bank Note Holographics, Inc., the Company and Thomas De La Rue, Inc. is hereby incorporated by reference to Exhibit 10.2 to the June 23, 1993 8-K.

     10.19 Stock Purchase Agreement dated as of June 7, 1993, by and among De La Rue Holographics Limited (Amblehurst Limited), De La Rue plc and the Company is hereby incorporate by reference to Exhibit 10.3 to the June 23, 1993 8-K.

     10.20 Non-Exclusive Patent License Agreement between American Bank Note Holographics, Inc. and De La Rue Holographics Limited dated June 23, 1993, is hereby incorporated by reference to
              Exhibit 10.4 to the June 23, 1993 8-K.

     10.21 Supplemental Executive Retirement Plan of the Company effective as of April 1, 1994, is hereby incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 33-79726) filed July 18, 1994.

     10.22 Contract dated September 6, 1994 with United States Department of Agriculture for production of food coupons is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "September 30, 1994 10-Q").

     10.23 Contract Modification dated January 19, 1995 with United States Department of Agriculture for production of food coupons.*

     10.24 Contract dated September 16, 1994 with United States Postal Service for the production of commemorative panels is hereby incorporated by reference to Exhibit 10.2 to the September 30, 1994 10-Q.

     10.25    Form of severance agreement for designated officers.*

     10.26    Long-Term Performance Plan for Key Employees.*

     10.27    Executive Incentive Plan for executive officers, as amended.*

     10.28    Deferred Stock and Compensation Plan for Non-employee
              Directors.*

     11       Computation of per share income (loss).*

     21       Subsidiaries of the Registrant.*

     23       Independent Auditors' Consent.*

     23.1     Independent Auditors' Consent.






























     *   Previously filed.