Form 10-Q
period 1995-09-30
AMERICAN BANKNOTE CORP /DE/
filed 1995-11-14
CIK 51124

Conformed Copy

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

     ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

                                    OR

    .... TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

At November 6, 1995 - 19,110,763 shares of common stock were outstanding.

                     AMERICAN BANKNOTE CORPORATION
         (formerly named United States Banknote Corporation)

                              FORM 10-Q

                              I N D E X



                                                           PAGE
                                                            NO.
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements - Unaudited

   Condensed Consolidated Balance Sheets
     September 30, 1995 and December 31, 1994 . . . . . . . .   3

   Condensed Consolidated Statements of Operations
     For the nine months and third quarters ended
     September 30, 1995 and 1994. . . . . . . . . . . . . . .   4

   Condensed Consolidated Statements of Cash Flows
     For the nine months ended September 30, 1995 and 1994      5

   Condensed Consolidated Statement of Stockholders' Equity
     For the nine months ended September 30, 1995 . . . . . .   6

   Notes to Condensed Consolidated Financial Statements . . .   7

 Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations. . . . . . . . . .  11

PART II - OTHER INFORMATION
 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .  18

 Item 6.  Exhibits and Reports on Form 8-K .  . . . . . . . .  18

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except for share data)

                                                September    December
                                                 30, 1995    31, 1994
ASSETS                                               (Unaudited)
Current assets
  Cash and cash equivalents. . . . . . . .      $ 19,052     $ 31,658
  Accounts receivable, net of allowance for
   doubtful accounts of $916 and $471. . . . . .  36,322       43,783
  Other receivables. . . . . . . . . . . . . . .   6,499        4,767
  Inventories. . . . . . . . . . . . . . . . . .  23,867       20,497
  Deferred income tax benefits . . . . . . . . .   3,210        5,685
  Prepaid expenses . . . . . . . . . . . . . . .   6,268        2,971
        Total current assets . . . . . . . . .    95,218      109,361
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $54,753 and $44,517. . . . .   228,989      215,859
Other assets  .  . . . . . . . . . . . . . . .    25,027       23,985
Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $2,790 and $1,851. . . . . .    35,363       33,745
                                                $384,597     $382,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portions of long-term debt . . .      $     67     $    359
  Accounts payable and accrued expenses. . . . .  40,597       43,115
        Total current liabilities. . . . . . . .  40,664       43,474
Long-term debt, net of unamortized discount
  of $1,147 and $1,221 . . . . . . . . . . . . . 191,267      191,192
Other liabilities. . . . . . . . . . . . . . . .  13,311       16,188
Deferred income taxes  . . . . . . . . . . . . .  69,371       69,319
Minority interest. . . . . . . . . . . . . . . .  17,350            -
                                                 331,963      320,173
Commitments and Contingencies
Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
   no shares issued or outstanding . . . . . . .       -            -
  Common Stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   19,391,763 shares and 19,289,888 shares . . .     194          193
  Capital surplus. . . . . . . . . . . . . . . .  67,091       66,883
  Retained-earnings (deficit). . . . . . . . . . (13,398)      (3,046)
  Treasury stock, at cost (281,000 shares) . . .  (1,253)      (1,253)
        Total stockholders' equity . . . . . . .  52,634       62,777
                                                $384,597     $382,950

 See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)

                                          Nine               Third
                                      Months Ended         Quarter Ended
                                      September 30          September 30
                                      1995     1994       1995       1994
Sales  . . . . . . . . . .        $153,442  $149,193   $ 56,783  $ 52,890

Costs and expenses
 Cost of goods sold. . . . . .     109,512    90,658     39,414    33,517
 Selling and administrative  . .    29,767    29,077      9,258    10,272
 Depreciation and amortization .    10,741     9,640      4,187     3,206
                                   150,020   129,375     52,859    46,995

                                     3,422    19,818      3,924     5,895
Other (expense) income
 Interest expense. . . . . . . .   (17,293)  (15,249)    (5,832)   (5,696)
 Foreign exchange gain
   (loss), net . . . . . . . . .      (206)   (7,487)      (264)      412
 Other, net. . . . . . . . . . .     2,920     1,261      1,850       437
                                   (14,579)  (21,475)    (4,246)   (4,847)
 Income (loss) before
   income taxes. . . . . . . . .   (11,157)   (1,657)      (322)    1,048

Income tax charge (benefit). . .    (1,217)     (784)      (787)      487

 Income (loss) before
   minority interest . . . . . .    (9,940)     (873)       465       561
Minority interest. . . . . . . .      (412)        -       (412)        -

 Income (loss) before
   extraordinary item. . . . . .   (10,352)     (873)        53       561
Extraordinary item . . . . . . .         -      (114)         -         -
 NET INCOME (LOSS) . . . . . . .  $(10,352) $   (987)  $     53   $   561

Weighted average number of
   common and common equivalent
   shares outstanding. . . . . .    19,087    19,040     19,300    19,230

Net income (loss) per share:
 Operations. . . . . . . . . . . $   (.54) $   (.04) $    (.00)   $   .03
 Extraordinary item. . . . . . .        -      (.01)         -          -
   Net income (loss) per share . $   (.54) $   (.05) $    (.00) $     .03

See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts in thousands)

                                                      Nine Months Ended
                                                         September 30
                                                        1995       1994
Operating Activities
  Net cash from operations, after adjustments
     to reconcile net loss to net cash (used in)
     or provided by operating activities . . . . . .$ (2,649)   $16,947
     Accounts and other receivables. . . . . . . . .   3,978     (7,907)
     Inventories . . . . . . . . . . . . . . . . . .   1,759     (2,550)
     Prepaid and other assets. . . . . . . . . . . .   1,253)      (641)
     Accounts payable and accrued expenses . . . . .   4,733)     7,592
     Deferred debt costs . . . . . . . . . . . . . .       -     (3,744)
     Other . . . . . . . . . . . . . . . . . . . . .   2,673)    (2,079)
  Net cash used in Operating Activities. . . . . . .   5,571)     7,618

Investing Activities
  Capital expenditures, net  . . . . . . . . .  . .   (5,442)    (7,781)
  Other long-term investments. . . . . . . . .  . .   (1,195)         -
  Net cash used in Investing Activities. . . .  . .   (6,637)    (7,781)

Financing Activities
  Proceeds from 11 5/8% Senior Notes . . . . . . . .       -     63,718
  Proceeds from issuance of Common Stock . . . . . .      19        122
  Repayment of bank borrowings . . . . . . . . . . .       -    (40,000)
  Acquisition of treasury stock. . . . . . . . . . .       -       (378)
  Payment of other long-term
     obligations and other . . . . . . . . . . . . .    (292)      (423)
  Net cash (used in) provided by
     Financing Activities. . . . . . . . . . . . . .    (273)    23,039

Effect of foreign currency exchange rate
  changes on cash and cash equivalents . . . . . . .    (125)    (1,379)

Increase (decrease) in cash
  and cash equivalents . . . . . . . . . . . . . . . (12,606)    21,497

Cash and cash equivalents - beginning of period. . .  31,658     15,437

Cash and cash equivalents - end of period  . . . . . $19,052    $36,934

See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 1995
(Amounts in thousands)




                                                Retained
                       Common Stock   Capital   Earnings  Treasury   Total
                       Shares Amount  Surplus   (Deficit)  Stock    Equity

Balance -
January 1, 1995         19,290  $193  $66,883   $(3,046)  $(1,253)  $62,777

Issuance of common
  shares and other         102     1      208                           209

Net loss                                        (10,352)            (10,352)

Balance -
September 30, 1995      19,392  $194  $67,091  $(13,398)  $(1,253)  $52,634






















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

   Cash tax payments for the nine months ended September 30, 1995 and 1994, amounted to approximately $2.3 million in both periods. Cash interest payments for the nine months ended September 30, 1995 and 1994 amounted to approximately $14.9 million and $9.6 million, respectively. In addition, under interest rate swap agreements, a cash interest payment of $0.6 million was made in the nine months ended September 30, 1995 versus the receipt of cash interest of $0.9 million in the nine months ended September 30, 1994.

   The fair value of the Company's swap and cap agreements represented a net payable position of approximately $0.6 million as of September 30, 1995.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note B - Inventories

   Inventories consist of the following (in thousands):

                                                September       December
                                                 30, 1995       31, 1994

      Work in process. . . . . . . . . . . .    $  11,864      $  12,963
      Raw materials and supplies . . . . . .       12,003          7,534
         Total inventories . . . . . . . . .    $  23,867      $  20,497

Note C - Senior Debt

    Senior debt consists of the following (in thousands):

                                               September       December
                                                30, 1995       31, 1994
      10-3/8% Senior Notes,
        due June 1, 2002  . . . . . . . . .   $ 126,500      $ 126,500
      11-5/8% Senior Notes,
         due August 1, 2002,
         net of unamortized discount
         of $1,147 and $1,221 (a). . . . . .      63,853         63,779
      Other long-term obligations. . . . . .         981          1,272
      Less current portion . . . . . . . . .         (67)          (359)
         Total senior debt . . . . . . . . .   $ 191,267      $ 191,192

    (a) On May 4, 1994, the Company completed a sale of $65 million principal amount of the 11-5/8% Senior Notes. The proceeds were used, in part, to prepay $40 million outstanding indebtedness under bank borrowings.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note D - Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following (in thousands):

                                              September       December
                                               30, 1995       31, 1994

      Accounts payable . . . . . . . . . . .  $   8,074      $  10,633
      Accrued expenses . . . . . . . . . . .      7,955          9,924
      Customers' advances. . . . . . . . . .      4,665          6,656
      Salaries and wages . . . . . . . . . .      5,787          5,645
      Restructuring and merger -
         related accruals. . . . . . . . . .      6,317          4,202
      Interest payable . . . . . . . . . . .      4,882          3,550
      Other . . .. . . . . . . . . . . . . .      2,917          2,505
         Total accounts payable
             and accrued expenses. . . . . .  $  40,597      $  43,115

Note E - Acquisition of Subsidiary

    As of July 1, 1995, the Company's Brazilian subsidiary, American Bank Note Company Grafica e Servicos Ltda. ("ABN-Brazil"), acquired the printing business and operations of Grafica Bradesco Ltda. ("Grafica Bradesco") from Banco Bradesco S.A. (Brazil) ("Banco Bradesco"). Under the terms of the acquisition agreement Banco Bradesco became a holder of 22.5% of ABN-Brazil in exchange for the business and certain operating assets of Grafica Bradesco valued at approximately $17 million. Grafica Bradesco's business includes check printing, check personalization, continuous forms, deposit slips, financial cards and insurance policies. Prior to the acquisition, Graficia Bradesco printed exclusively for Banco Bradesco and its affiliates and ABN-Brazil expects to continue to be the principal print supplier for Banco Bradesco. ABN-Brazil will continue to operate in the Sao Paulo Banco Bradesco facility, which was previously used by Grafica Bradesco through July 1996. The acquisition was accounted for as a purchase and recorded approximately $2.6 million as the cost in excess of the fair market value of the underlying net assets acquired, which cost is being amortized over 20 years.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note E - Acquisition of Subsidiary (cont'd.)

    The following unaudited pro forma combined results of operations for the nine months ended September 30, 1995 and 1994 has been prepared as if the acquisition had occurred on January 1 of each year. The acquisition has been accounted for as a purchase transaction in accordance with APB No. 16 "Business Combinations."

                                             Unaudited Pro Forma Combined
                                                   Nine Months Ended
                                                     September 30
                                                   1995          1994

    Sales. . . . . . . . . . . . . . . . . .  $ 171,940     $ 174,969

    Income (loss) before
      extraordinary item . . . . . . . . . .  $  (8,383)    $   5,218

    Net income (loss). . . . . . . . . . . .  $  (8,383)    $   5,104

    Income (loss) per share
      Before extraordinary item. . . . . . .  $    (.44)    $     .28

      Net income (loss). . . . . . . . . . .  $    (.44)    $     .27

    The above pro forma statements are not intended to be indicative of the results of operations which actually would have occurred had the acquisition been made at such dates.


Note F - Commitments and Contingencies

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

   As noted elsewhere, the Company acquired the printing business and operations of Grafica Bradesco in exchange for 22.5% of ABN-Brazil. The acquisition was accounted for as a purchase transaction and its operations have been recorded since the July 1, 1995 acquisition date. The acquisition had a significant impact on the operations of the Company beginning in the third quarter of 1995.

COMPARISON OF RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994

   Sales in 1995 increased by $4.2 million (2.8%) from 1994. Government sales decreased $7.5 million. Corporate and Commercial and Holographic sales increased $5.7 million and $6.0 million, respectively. The decrease in Government is primarily due to a decrease in food coupons ($10.8 million) and U.S. Postal ($1.1 million) sales, partially offset by increases in currency ($2.0 million) and automobile vouchers, driver licenses and other product sales ($2.4 million). The reduction in food coupon sales reflects a trend that can be expected to continue. See "Liquidity and Capital Resources." The increase in Corporate and Commercial sales is primarily due to increases in sales as a result of the Grafica Bradesco acquisition ($11.4 million) and increases in prepaid telephone cards ($11.2 million) offset by decreases in sales of stocks and bonds ($12.9 million), personalized checks ($3.8 million) and other products ($0.2 million). The increase in holographic sales is attributable to holograms for credit cards. The change in various components of sales may be affected by the timing of contract awards and delivery requirements of customers.

   Cost of goods sold increased $18.9 million (20.8%) from 1994 and as a percentage of sales was 71.4% in 1995 as compared to 60.8% in 1994. Cost of goods sold increased as a result of the Grafica Bradesco acquisition in the third quarter of 1995, a change in product mix and, in the second quarter of 1995, the write-off of inventory related to work for an overseas customer that went out of business and manufacturing losses on certain other orders ($6.2 million). The Company does not expect to incur additional charges from these inventory and manufacturing losses in the future. The cost of sales percentage also was impacted by reduced margins in Brazil since margins in the prior year were higher as sales included inflationary price adjustments which have now been eliminated as part of the current economic stabilization program. While margins were lower due to this stabilization program,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Continued

earnings were favorably impacted by the virtual elimination of translation losses. The Company expects ABN-Brazil's margins to continue to be affected by these factors. The new prepaid telephone card production lines in Brazil increased fixed manufacturing cost which was offset, in part, by lower domestic fixed manufacturing cost. The product mix in any given period is not indicative of the expected product mix which can be expected in future periods.

   Selling and administrative expenses increased by $0.7 million from 1994 (2.4%) primarily as a result of the settlement of an executive severance agreement and increased commission expense in Brazil offset in part by reduced domestic selling and administrative expenses. As a percentage of sales, selling and administrative expenses decreased to 19.4% from 19.5%.

   Depreciation expense increased $1.1 million in 1995 primarily as a result of the Grafica Bradesco acquisition.

   Interest expense increased $2.0 million in 1995 primarily due to the issuance of $65 million 11-5/8% Senior Notes during May 1994 at a higher rate of interest than the $40 million of bank debt it replaced. In addition under its interest rate swap agreements, the Company incurred net interest expense ($0.3 million) in 1995 versus income ($0.3 million) in 1994.

   Other income increased $1.7 million due in part to an unrealized gain in a long-term marketable investment ($0.9 million).

   Foreign exchange gain (loss), net, is a result of the Company's translation of Brazilian local currency financial statements into dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." As a result, the translation adjustment is recorded as a period item. Improving economic conditions in Brazil stemming from the country's July 1994 economic stabilization program resulted in a $7.3 million reduction in foreign exchange loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Continued

   Income taxes (benefits) are based on book income (loss) using an estimated annual effective tax rate that assumes various assumptions such as state and local taxes, utilization of foreign tax credits and timing of certain deductions. The Company recorded a nominal tax benefit primarily due to the tax benefit from domestic losses being offset by U.S. and Brazilian taxes on profits earned in Brazil.

   The minority interest represents Banco Bradesco's 22.5% interest in ABN-Brazil's operations since the July 1, 1995 acquisition of Grafica Bradesco by ABN-Brazil.

   The extraordinary item in 1994 represents the writeoff of deferred debt expenses, net of tax benefits related to the early extinguishment of the Company's $40 million bank indebtedness.

COMPARISON OF RESULTS OF THE THIRD QUARTER ENDED SEPTEMBER 30, 1995 WITH THE THIRD QUARTER ENDED SEPTEMBER 30, 1994

   Sales in 1995 increased by $3.9 million (7.4%) from 1994. Government sales decreased $6.1 million. Corporate and Commercial and Holographic sales increased $8.0 million and $2.0 million, respectively. The decrease in Government is primarily due to a decrease in food coupon sales ($6.8 million), partially offset by increases in currency, postal and other ($0.7 million). The reduction in food coupon sales reflects a trend that can be expected to continue. See "Liquidity and Capital Resources." The increase in Corporate and Commercial sales is primarily due to increases in sales as a result of the Grafica Bradesco acquisition ($11.4 million), increases in prepaid telephone cards ($5.4 million) offset by decreases in sales of stocks and bonds ($5.8 million), personalized checks ($1.0 million) and commercial and other products ($2.0 million). The increase in Holographic sales is attributable to holograms for credit cards. The change in various components of sales may be affected by the timing of contract awards and delivery requirements of customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Continued

   Cost of goods sold increased $5.9 million (17.6%) from 1994 and as a percentage of sales was 69.4% in 1995 as compared to 63.4% in 1994. Cost of goods sold increased mainly due to a change of product mix and the Grafica Bradesco acquistion. The cost of sales percentage also was impacted due to the reduced margins as a result of product mix and the acquistion. The new prepaid telephone card production lines in Brazil increased fixed manufacturing cost which was offset in part by lower domestic fixed manufacturing cost. The product mix in any given period is not indicative of the expected product mix which can be expected in future periods.

   Selling and administrative expenses decreased by $1.0 million from 1994 primarily due to reduced commissions as a result of lower domestic sales volumes and reduced administrative expenses. As a result, selling and administrative expenses as a percentage of sales, decreased to 16.3% from 19.4%.

   Depreciation expense increased $1.0 million in 1995 primarily as a result of the Grafica Bradesco acquistition.

   Interest expense increased $0.1 million in 1995 primarily a result of the Company's interest rate swap agreements.

   Other income increased $1.4 million primarily due to an unrealized gain in a long-term marketable investment ($1.2 million).

   Foreign exchange translation loss, net, is a result of the Company's translation of Brazilian local currency financial statements into dollars in accordance with SFAS No. 52. As a result, the translation adjustment is recorded as a period item. See "Impact of Inflation."

   Income taxes (benefits) are based on book income (loss) using an estimated annual effective tax rate that assumes various assumptions such as state and local taxes, utilization of foreign tax credits and timing of certain deductions. The tax benefit recorded in the quarter is as a result of cumulative change in the tax benefit recorded.

   The minority interest represents Banco Bradesco's 22.5% interest in ABN-Brazil's operations since the July 1, 1995 acquisition of Grafica Bradesco by ABN-Brazil.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   For the nine months ended September 30, 1995, the Company's net cash used in operations was approximately $2.6 million. The net loss of $10.4 million was adjusted by $7.8 million to reconcile the net loss to net cash used in or provided by operating activities before changes in operating assets and liabilities. The non-cash adjustments principally consisted of depreciation and amortization of $10.7 million offset partially by deferred tax benefits of approximately $5.1 million.

   Significant increases in certain balance sheet amounts at September
30, 1995 compared to December 31, 1994 were due principally to the acquisition of the business and certain operating assets of Grafica
Bradesco by ABN-Brazil in exchange for a 22.5% minority interest in ABN-Brazil during 1995. As a result of the acquistion, the following balance sheet accounts increased: inventories $5.1 million, prepaid expenses and other current assets $2.0 million, property plant and equipment $17.6 million, net excess cost of investment in subsidiaries over net assets acquired $2.6 million, accounts payable and accrued expenses $2.4 million, deferred income tax liability $8.0 million and minority interest $16.9 million. In addition to the changes discussed above, the net decrease in accounts and other receivables of $4.0 million and inventory of $1.8 million provided cash during the period. Cash was used to reduce accounts payable and accrued expenses by $4.7 million, other liabilities by $2.7 million and increase prepaid and other assets by $1.2 million.

   Net cash used in investing activities was $6.6 million as a result of capital expenditures for new equipment of $5.4 million and a long-term investment in marketable securities of $1.2 million.

   Net cash used for financing activities amounted to $0.3 million resulting primarily from payments of long-term debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - continued

   At September 30, 1995, the Company had approximately $19.1 million in cash and cash equivalents, $126.5 million of 10-3/8% Senior Notes outstanding, $63.9 million of 11-5/8% Senior Notes outstanding, and had approximately $5.6 million of availability under the Credit Agreement, as extended, after giving effect to $4.4 million of outstanding letters of credit.

  The Company is currently negotiating a $20 million credit facility to replace the Credit Agreement which expired (other than the letter of credit facility) on October 31, 1995. On September 20, 1995, the Company signed a commitment letter for a new credit facility and is negotiating an extension of the commitment which expired November 2, 1995.

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

   Management of the Company believes that cash flows from operations of the Company, together with its cash balances and borrowings, will be sufficient to service its working capital and debt service requirements and fund capital expenditures for the foreseeable future.

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

IMPACT OF INFLATION

   The Company's domestic operations are not significantly affected by inflation. ABN-Brazil sales for 1995 contributed a significant portion of consolidated sales of the Company (43.1%). Reference is made to the Company's Form 10-K and Form 10-K/A for the year ended December 31, 1994 "Impact of Inflation."

   On July 1, 1994 the Brazilian government introduced a new currency, the "Real" as part of the government's economic stabilization program designed to reduce the country's hyperinflation. Prior to the introduction of the Real, the Brazilian government created a new monetary unit (the "URV") as a transition mechanism. During this period prices were re-negotiated in URV's. From April 1 to June 30, 1994 inflation increased over pre-URV levels, resulting in higher than anticipated translation losses. However, the annual inflation rate has decreased substantially (to approximately 1.4% per month in September 1995 and 1.2% per month in September 1994) and in 1995 the Company realized a nominal translation loss. The Company cannot predict what impact, if any, such initiatives will have on the Brazilian economy or on ABN-Brazil's consolidated results of operations

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
   Exhibit
   Number

   4.1 New Credit Agreement and Temporary Commitment, dated as of August 31, 1995, among American Banknote Corporation, American Bank Note Company and American Bank Note Holographics, Inc. and Citibank, N.A., as Agent
   4.2 Security Agreement dated as of August 31, 1995, between American Bank Note Company and Citibank, N.A.
   4.3 One month extension of New Credit Agreement and Temporary Commitment dated as of September 30, 1995 among American Banknote Corporation, American Bank Note Company and American Bank Note Holographics, Inc. and Citibank, N.A., as Agent
   4.4 Chemical Bank commitment letter dated September 20, 1995 pertaining to Credit Facility for American Bank Note Company and American Bank Note Holographics, Inc.
  10.1 Offer of employment, dated August 18, 1995, between Robert Wilcox and American Banknote Corporation
  10.2 Agreement for Services, effective October 1, 1995, between Kelly, Anderson, Pethick & Associates, Inc. and American Banknote Corporation
  27     Article 5 Financial Data Schedule

(b)    Reports on Form 8-K
    a)    Form 8-K dated July 10, 1995 (filed July 19, 1995)
               Item 2     Acquisition or Disposition of Assets
               Item 7     Exhibits
    a)    Form 8-K/A dated July 10, 1995 (filed September 21, 1995)
               Item 7 Financial Statements of Business Acquired, Pro Forma Financial Information and Exhibits

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


Date:    November 13, 1995

                       Exhibit Index


List of Exhibits Pursuant to Item 601 of Regulation S-K:         Exhibit
                                                                  Page #

   4.1 New Credit Agreement and Temporary Commitment, dated as of August 31, 1995, among American Banknote Corporation, American Bank Note Company and American Bank Note Holographics, Inc. and Citibank, N.A., as Agent
   4.2 Security Agreement dated as of August 31, 1995, between American Bank Note Company and Citibank, N.A.
   4.3 One month extension of New Credit Agreement and Temporary Commitment dated as of September 30, 1995 among American Banknote Corporation, American Bank Note Company and American Bank Note Holographics, Inc. and Citibank, N.A., as Agent
   4.4 Chemical Bank commitment letter dated September 20, 1995 pertaining to Credit Facility for American Bank Note Company and American Bank Note Holographics, Inc.
  10.1 Offer of employment, dated August 18, 1995, between Robert Wilcox and American Banknote Corporation
  10.2 Agreement for Services, effective October 1, 1995, between Kelly, Anderson, Pethick & Associates, Inc. and American Banknote Corporation
  27     Article 5 Financial Data Schedule

                               BLANK PAGE