Form 10-K
period 1995-12-31
AMERICAN BANKNOTE CORP /DE/
filed 1996-04-01
CIK 51124

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,
1995
                                 OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

                       Commission File Number  1-3410

                        AMERICAN BANKNOTE CORPORATION

      A Delaware Corporation                     I.R.S. Employee ID
                                                   No. 13-0460520

                200 Park Avenue, New York, New York 10166
                  Telephone number: (212) 557-9100

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of exchange on which registered

   Common Stock, par value $.01 per share      New York Stock Exchange
   Preferred Stock Purchase Rights                         N/A

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing for the past 90 days.
                          Yes  X    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 26, 1996, the aggregate market value of the voting stock held by non-affiliates was $34,120,000.

At March 26, 1996, 19,497,380 shares of Common Stock were outstanding.

       Documents incorporated by reference: Portions of the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                               PART I

ITEM 1.  Business

    GENERAL

    American Banknote Corporation is a holding company whose subsidiaries operate the largest private-sector security printing business in North and South America and the world's leading security hologram manufacturer.

    American Bank Note Company ("ABN"), the Company's United
States security printing subsidiary, produces counterfeit-resistant documents of value using special paper, ink, elaborate steel-engraved designs and intaglio printing. ABN also uses special lithographic printing techniques for document security. ABN's manufacturing, storage and distribution facilities employ high levels of plant security through the use of guards, alarms, monitoring activities and extensive accountability controls. ABN is a major producer of government security documents including food coupons, social security cards and treasury checks for the United States government, currency and passports for foreign governments and motor vehicle titles and birth certificates for state and local governments. ABN's commercial products include travelers cheques, stock and bond certificates, gift certificates, certificates of deposit and bank checks. ABN and its predecessors have printed security documents for over 150 years.

    American Bank Note Company Grafica e Servicos Ltda. ("ABNB")
is the Company's 77.5% owned Brazilian subsidiary. ABNB is the largest private-sector security printer in Brazil. In addition to government and commercial security documents, ABNB produces personalized checks, financial cards, such as MasterCardTM, VISATM,
and American Express cards, and drivers licenses.   ABNB is a
leading supplier of pre-paid telephone stored-value cards for Telebras, Brazil's national telephone company. ABNB was acquired June 23, 1993 and was a wholly-owned subsidiary until July 1, 1995 when ABNB acquired the printing business and operations of Grafica Bradesco Ltda. ("GB"), from Banco Bradesco, S.A., Brazil's largest private bank.

    American Bank Note Holographics, Inc. ("ABNH") produces holograms primarily for security and anti-counterfeiting purposes. A hologram is a laser generated, three-dimensional image that can be permanently applied to a product, such as a credit card or identification document. ABNH's holograms are used on credit cards, identification cards, videocassette packages, computer software packages, clothing tags, tickets and other products. ABNH is the principal producer of holograms for MasterCardTM, VISATM, EuroPay and Discover financial cards and ABNH's holograms have been used for national identification cards and drivers licenses.

    The Company continues to focus its efforts on international expansion through joint ventures, acquisitions and foreign agent representations and on new product introductions. In 1995, 1994, and 1993 the Company's sales in foreign markets (principally South America) accounted for approximately 55%, 40% and 26%, respectively, of consolidated sales.

    The Company was incorporated in 1993 in Delaware as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation. During 1993, 1994 and 1995 the Company undertook a series of consolidation and restructuring actions affecting the former Jeffries Banknote facility in Los Angeles, California and the Bedford Park, Illinois facility. The Company also has significantly downsized its New York corporate headquarters after a reorganization of its operating subsidiaries to establish greater autonomy for each subsidiary. The Company's domestic workforce is expected to be reduced by approximately 27% from prior levels. The Company's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 557-9100.

    Product Lines

    The following table presents the Company's sales and the
percentage of sales by product line for each of the three years ended December 31, 1995, 1994 and 1993, respectively (dollars in millions).
                               1995(2)           1994            1993(1)

Corporate and Commercial
 Products . . . . . .      $129.8   63.0%    $121.1   58.2%   $ 93.0    46.5%
Government Products .        48.5   23.5       65.0   31.2      82.5    41.2
Holographic Products.        27.9   13.5       22.0   10.6      24.6    12.3
                           $206.2  100.0%    $208.1  100.0%   $200.1   100.0%

(1)     Includes sales of ABNB from June 23, 1993.
(2)     Includes sales of Grafica Bradesco S.A. from July 1, 1995.

                  CORPORATE AND COMMERCIAL PRODUCTS

   The Company produces a variety of security documents for corporate and commercial (non-government) customers including travelers cheques, domestic and foreign stock and bond certificates, pre-paid telephone cards, personalized checks and direct mail and fulfillment services.

Travelers Cheques

   ABN believes that it is one of the largest printers and distributors of travelers cheques in the world, whose customer's include American Express, Citicorp, MasterCardTM, VISATM and their issuing banks.

Stock and Bond Certificates

   Stock and bond printing accounted for in excess of 10% of the Company's consolidated sales in 1995, 1994 and 1993. Stock and bond certificate sales is a function of the volume of trading activity, the number and size of public offerings, the mix of debt and equity security issuances and regulatory considerations. Although the number of new issues may vary substantially from year to year, reprints of existing publicly traded securities provide the Company with a continuing base of revenues. The New York Stock Exchange (the "NYSE") requires certificates of listed companies to be intaglio printed with unique border designs and vignettes. The Company's library of engravings includes the plates containing the border designs and vignettes for substantially all NYSE listed companies.

   The Company's sales of stock and bond certificates declined in 1995 primarily as a result of reduced sales in foreign markets. The elimination of printed certificates continues to be advocated by various banking and securities firms who favor the use of book-entry systems for recording security ownership. The complete elimination of or substantial reduction in the domestic use of certificates would have a material adverse effect on the sales and earnings of the Company. The growth of institutional investors and shortened settlement periods has reduced demand for printed certificates.

Telephone Cards and Payment Cards

   The Company is one of the largest producers of pre-paid telephone cards in Brazil. Through its contracts with Telebras, Brazil's national telephone company, the Company's Brazil subsidiary has supplied embedded circuitry stored-value' cards to the Brazilian market since 1993 while Telebras continues converting the public telephones in Brazil from coin to card operation. ABNB is currently supplying cards under a $105 million contract over a 15 month period which commenced October 1995 and ABNB has added substantial new production capacity. Sales to Telebras were in excess of 10% of consolidated sales during 1995.

   ABNB is one of the largest producers of financial payment cards supplying approximately 30 customers in Brazil and several other South American countries. These cards include ATM, credit and debit cards for financial institutions, including those issued for American Express, VISATM and MasterCardTM. The Company believes that the continuing progress of Brazil's Real Economic Plan could lead to expansion of consumer credit and increasing demand for financial payment cards in Brazil.

   During early 1996 the Company acquired a 25% interest in Ordacard HiTech Industries (1995) Ltd., a financial payment and identification card company which produces both traditional financial cards and smart cards.

Personalized Checks and Other Products

   ABNB is the leading private sector supplier of personalized checks in Brazil, serving major banks as customers, some of which are among the largest in Brazil. ABNB's acquisition of the in-house printing operations of Brazil's largest (non-government) private bank, Banco Bradesco, S.A.,in exchange for 22.5% of ABNB has resulted in ABNB becoming the print supplier to Brazil's largest private bank under a multi-year contract for checks, check personalization, continuous forms, deposit slips, financial cards, insurance policies, and a wide array of additional printed products. As a result of this combination, ABNB has acquired the assets and taken over the operations and facilities of Banco Bradesco's printing plant in Osasco, Sao Paulo, Brazil. Management of the Company believes that Brazilian banks will continue to seek to outsource their check printing requirements and additional opportunities to expand ABNB's business in this manner are expected to continue.

Secure Commercial Products

   Recent technological advancements in color copying, desktop publishing and laser scanning and printing have resulted in more companies requiring security in documents such as commercial paper, certificates of deposit, bank checks and other financial instruments, gift certificates and redemption coupons. The Company believes that the intaglio printing process and other secure printing methods greatly reduce the risk of copying and counterfeiting of such documents. ABN believes it is the largest producer of intaglio printed secure gift certificates in the United States including those for K-mart, Bloomingdale's and Saks Fifth Avenue. The Company has recently begun to sell and market gift certificates in foreign countries and has increased its sales efforts for non-intaglio printed commercial products and processing, packaging and distribution services.

                        GOVERNMENT PRODUCTS

   Government Products include a variety of security documents printed for the United States government, numerous state and local governments and foreign governments, including food coupons, treasury checks, passports and currency.

Food Coupons

   The United States Department of Agriculture ("USDA") is ABN's largest government customer. Through 1995, the Company and its predecessors had collectively printed the food coupon requirements for the USDA since the printing of food coupons was fully privatized more than 20 years ago. Food coupons are intaglio printed documents that are accepted by food stores in lieu of currency for the purchase of food. Sales of food coupons were in excess of 10% of consolidated sales and were approximately $23.8 million, $46.0 million, and $40.6 million in 1995, 1994 and 1993, respectively.

   In September 1995, the food coupon production contract under which the Company has produced food coupons expired and bids for food coupon production have been solicited under a competitive bid which is presently pending. The food coupon contract is expected to be awarded during the second quarter of 1996 and the Company believes the award will be for substantially lower volumes than prior awards. See "Business - Competition". In June 1995 ABN was awarded a three-year contract with USDA to store and distribute food coupons to state and local government agencies that administer the food coupon program.

    Food coupon production and distribution constitutes a significant component of the Company's consolidated sales and earnings. Although the Company's food coupon production has increased during recent years, implementation of electronic card-based systems, proposed benefit reforms and high levels of food coupon inventory are expected to reduce the Company's volume of food coupon production for 1996 and in future years. Card-based programs have had a negative impact on the Company's printing of food coupons and are expected to continue to have a negative effect.

   The USDA is promoting the issuance of electronic card-based food coupon benefits and nationwide implementation is being pursued and by 1996, eight states had begun implementation (although only Maryland, Texas and South Carolina are statewide). The Company believes that twenty-one additional states recently awarded or are in the process of awarding contracts to perform similar services. The elimination or a substantial reduction in the use of paper food coupons or changes in federal benefit programs could have a material adverse effect on the sales and earnings of the Company. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

   During 1994 and 1993, the Company believes that increases in the number of eligible recipients as well as the USDA's increasing inventory of food coupons, increased food coupon sales. Neither of these factors are continuing.

Other Government Products

   ABN prints all official United States government checks under a contract with the United States Government Printing Office and Social Security cards under a contract through January 1996. From time to time, ABN has manufactured visas, currency, passports, gas rationing coupons and similar products for government and similar customers, such as NATO. ABN also manufactures motor vehicle title certificates, as well as birth certificates and other vital documents for various state and local governments. The Company believes it is the largest supplier of such intaglio documents in the United States.

    ABN presently prints American Commemorative Postage Stamp Panels for the United States Postal Service ("USPS") under a three-year contract with two one-year options. ABN's sales to the USPS declined in 1994 following an award of a competitively bid contract to print postage stamps. ABN's sales to the USPS were approximately $1.3 million, $2.5 million and $23.5 million in 1995, 1994 and 1993, respectively.

   Sales of Government Products, particularly to the United States government and state and local governments, is principally dependent on successful competitive bids. Competitive bids are generally awarded on the basis of price, but may also consider other factors. Multiple awards and requirements contract provisions can affect the level of Government sales. Many of the Company's contracts are re-bid annually or on a multiple year basis. There can be no assurance that any particular bid by the Company will be successful. Government sales are generally subject to provisions which allow termination for the convenience of the Government, and upon such termination, to reduce payment to the contractor.

   ABN competes directly with foreign security printing companies and certain government-owned printing operations. Highly specialized equipment is necessary for much of ABN's printing and ABN believes that it is the only private sector company in the United States with a Super Giori intaglio printing press. Special equipment, such as a Giori intaglio press, is necessary for the efficient printing of certain currencies.

   ABNB produces a wide variety of lithographic and intaglio documents for governmental customers in Brazil including motor vehicle registrations, drivers licenses, fiscal stamps, identity cards and transportation passes.

                        HOLOGRAPHIC PRODUCTS

   Holographic Products include holograms with security and anticounterfeiting features for products such as credit cards and identification cards and product authentication labels. ABNH's security hologram sales are made primarily to the credit card industry. To date, ABNH has produced and sold over 4 billion holograms for use on bank credit cards. ABNH is the principal producer of holograms for MasterCard , VISA , Europay and Discover credit cards in use around the world. Holograms manufactured by ABNH have been used as security labels to authenticate computer equipment, computer software, video cassettes, transit passes and auto parts with many leading brand-name products. The Company's see-through holographic laminates have been used for national identification cards and for drivers licenses in the United States and abroad.

   Part of ABNH's growth strategy focuses attention on markets in the Pacific Rim and ABNH has entered into various third-party distribution arrangements in Japan, Hong Kong, Taiwan, Malaysia,
Indonesia, Korea and Thailand.

OTHER ACTIVITIES

   In 1992, the Company and Thomson-CSF ("Thomson"), a leading French electronics and defense company, concluded a joint venture agreement to combine their respective identification systems businesses. In 1995, Thomson purchased the Company's interest in the joint venture for approximately $4.7 million. Revenues generated were not material in relation to the Company's total revenues.

FOREIGN OPERATIONS AND EXPORT SALES

   Information with respect to the Company's foreign operations and export sales is disclosed in Note A to "Notes to Consolidated
Financial Statements."

COMPETITION

   Competition in the Company's product markets is based upon price, service, quality, and reliability. Each of the Company's subsidiaries conduct their businesses in highly competitive markets. In certain markets, the Company's competitors have greater financial resources than the Company. In the United States, ABN competes with other printers as well as companies engaged in businesses unrelated to printing that provide goods or services which could replace or substantially reduce demand for certain of the Company's printed products, including food coupons. The market for holographic products is highly fragmented with no dominant competitor to ABNH. ABNH believes it is the largest producer of secure holographic products in the United States and that it competes with various smaller, less technologically advanced holographers and with companies producing non-holographic optical devices. ABNB competes in Brazil with other printers who offer various secure alternatives to ABNB's secure printed products. Internationally, ABN and ABNB primarily compete with private security printers located in the United Kingdom, Germany, France and Canada, as well as various government printers.

PATENTS

   ABN and ABNH presently hold, or are licensed under, numerous United States and foreign patents. The Company continues to pursue patent protection when patent protection can be obtained or expanded in strategic markets. Patents held by the Company will expire over the next several years and may be challenged or ultimately declared invalid whenever the Company seeks to enforce its patents in judicial proceedings. The Company has also granted licenses to third parties for certain patents. Licensing and the loss of patent protection may allow additional competition to develop, particularly with respect to the business of ABNH. The Company believes, however, that its patent rights are of less significance to sales in the holography industry than factors such as innovation and technological expertise. In addition, there can be no assurance that others will not independently develop substantially equivalent technology or obtain access to the Company's trade secrets or technology.

BACKLOG

   At December 31, 1995 and 1994, the Company had an overall backlog of approximately $138 million and $81 million, respectively.

   1994 backlog included $23 million of firm orders for food coupons and distribution with the USDA and 1995 includes none.

   1995 backlog principally consists of orders relating to Telebras pre-paid telephone cards, personal checks, travelers checks and financial payment cards. The Company believes that substantially all of its backlog will be produced and shipped in 1996.

RAW MATERIALS

   The Company is not materially dependent upon any one supplier for raw materials used in its businesses. Certain raw materials used are available from a limited number or only a single source supplier and certain other products, particularly for national governments, require domestic content which limits potential suppliers. The Company regards its relationships with its primary suppliers as reliable.

ENVIRONMENT

   In connection with the Company's business, the Company engages in the use or disposal of substances that may be considered to be toxic or hazardous substances under applicable environmental laws. The Company believes that its compliance with such laws has not had and will not have a material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

   At December 31, 1995, the Company had approximately 2,380 employees consisting of 2,120 employees engaged in manufacturing, 230 engaged in plant administration and sales and 30 in executive, corporate and administrative functions. Approximately 66% of the Company's domestic employees and all of ABNB's employees are represented by labor unions. The Company has multi-year contracts with labor unions covering a substantial number of employees of ABN, several of which were renegotiated during 1995. The Company's future profitability will be dependent, in part, upon its ability to maintain satisfactory relationships with labor unions and employees and in avoiding strikes and work stoppages.

ITEM 2.  Properties

   The following table describes the Company's facilities:

                     Size (in
Location             square feet)  Owned or Leased    Operations

Corporate Headquarters
200 Park Avenue         12,500     Lease expiring     Executive, administration
New York, New York                 in 1998            and sales offices (1)

Printing/Engraving Operations
Bedford Park,          156,000     Lease expiring     Printing (2)
Illinois                           in 2009, with
                                   purchase option

Columbia,               50,000     Leasing expiring    Printing
Tennessee                          in 1999, with
                                   purchase option

Elmsford,               59,000     Lease expiring      Administration and
New York                           in 2007, with       sales offices,
                                   renewal option      research and development
                                                       and hologram production

Horsham,               111,000     Owned               Administration and
Pennsylvania                                           sales offices; printing

Huntingdon Valley,      30,000     Lease expiring      Hologram production
Pennsylvania                       in 1996, with
                                   renewal option

Barueri, Sao Paulo     290,000     Leased, under       Future consolidation of
Brazil                             construction        Osasco, Brazil facility
                                   with purchase
                                   option

Osasco, Sao Paulo      280,000     Leased              Checks, financial cards
Brazil                                                 bank forms and
                                                       publications

Rio de Janeiro, RJ     140,000     Owned               Checks, financial and
Brazil                                                 telephone cards,
                                                       intaglio documents
                                                       and vouchers

Alphaville, Sao Paulo   27,000     Owned               Personalization of
Brazil                                                 checks

                 Size (in
Location         square feet)    Owned or Leased        Operations

Other Facilities
Forest Park,            60,000   Lease expiring         Storage
Illinois                         in 1997, with
                                 renewal and
                                 purchase option

Los Angeles,           148,000   Lease expiring         Facility closed (3)
California                       in 2000

New York,               30,000   Lease expiring           (1)
New York                         in 1997

Philadelphia,          104,000   Owned                  Product distribution
Pennsylvania (Caroline Road)                            and storage(4)

Philadelphia,           95,000   Owned                  Ink manufacturing and
Pennsylvania (55th Street)                              storage(4)
_____________________
(1) In connection with a new long-term lease for 22,000 square feet for corporate offices entered in 1993, the landlord assumed the cost of maintaining the Company's former headquarters lease through its expiration in 1997. In 1996, as part of the Company's restructuring, the Company terminated the 1993 lease and vacated those facilities in March 1996 to move to smaller corporate offices. Notwithstanding termination of the 1993 lease, the landlord will continue to make the payments required under the old lease through expiration of its term.
(2) The plant is to cease production in 1996 and the facility will be closed.
(3) In 1994 the Company decided to completely vacate its Los Angeles facility and is seeking to sublease or otherwise terminate this lease.
(4) These former production or administration facilities are currently used for storage of files, excess equipment and materials.


         ITEM 3.  Legal Proceedings

    In January 1994, Vladimir v. United States Banknote Corporation, et al., and in February 1994, Sinay v. United States Banknote Corporation, et al. were filed in the United States District Court for the Southern District of New York on behalf of a purported class of purchasers of Common Stock between April 1, 1993 and January 6, 1994. Also, in January 1994, Atencio v. Morris
Weissman, et al. was filed in the Court of Chancery for the State of Delaware, New Castle County, against various directors and/or officers of the Company, on behalf of a purported class and also derivatively on behalf of the Company which was named as a nominal defendant. In February 1994, Rosenberg v. Morris Weissman, et al. was filed in the same court as Atencio, alleging similar claims to Atencio, but not on behalf of a class of plaintiffs.

    The complaints in these four actions allege, among other things, that the Company and the individual defendants knowingly or recklessly caused the market price of its Common Stock to be inflated artificially by making misleading statements and/or omissions of material fact concerning the risk of loss of the Company's stamp printing contracts with the USPS. The Vladimir and Sinay actions seek unspecified damages. The Atencio and Rosenberg actions also assert claims for breach of fiduciary duty by the individual defendants, and allege that certain of the defendants sold Common Stock while in possession of material non-public information and seek recapture of the profits earned by the defendants who purportedly traded, the repayment by the defendants of their 1993 salaries, damages for the costs to the Company of defending the Vladimir and Sinay actions and the annulment of the 1993 election of directors.

    On June 16, 1995, the court granted plaintiff's motion for class certification in Vladmir and defined the class to include persons (other than defendants and related persons) who purchased the Company's stock from April 1, 1993 through January 6, 1994. On February 28, 1996, the Sinay action was voluntarily dismissed. The Atencio and Rosenberg actions have been stayed pending the outcome of the Vladimir action.

    On November 1, 1994, the Company filed an action against De La Rue, AG ("DLR")and its parent, De La Rue Plc in New York State Supreme Court. The complaint alleges breach of contract in connection with the 1993 purchase of the Company's Brazilian subsidiary from DLR and seeks in excess of $1.5 million in damages. In December 1994, the action was removed by the defendants to the United States District Court for the Southern District of New York. Defendants have filed an answer denying liability and asserting counterclaims. Discovery is presently underway. On November 2, 1994, an action was commenced against the Company and certain of its directors and officers entitled Thomas De La Rue AG v. United States Banknote Corporation, et al. in the United States District Court for the Southern District of New York. The complaint, as amended, alleges, among other things, breach of contract by the Company in connection with the Brazil purchase agreement and common law fraud based on the alleged failure to disclose the risk of loss of the Company's stamp printing contracts with the USPS and the alleged failure to register the Common Stock paid to DLR expeditiously with the SEC. The complaint seeks unspecified damages as well as $6.8 million for the Common Stock received by DLR in the transaction. On November 20, 1995, plaintiff amended its complaint and eliminated all of its federal securities law claims and the individual defendants following dismissal of certain of DLR's securities law claims by the court. Discovery is presently underway.

    The adverse determination of the above-described litigations could have a material adverse effect on the financial condition or results of operations of the Company in the event that the Company's insurance was not available to cover such claims or an award materially in excess of insurance coverage was made. The Company believes, however, that it has good and meritorious defenses to the litigations and intends to vigorously defend against such actions. The Company maintains insurance coverage which presently covers a majority of the expenses of defense of the class action suits and, until November 1995, the DLR suit. In addition to the foregoing, the Company is party to legal proceedings that are considered to be either ordinary, routine litigation incidental to its business or not material to the Company's consolidated financial position.

ITEM  4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders in the fourth quarter of 1995.

ITEM 10. Directors and Executive Officers of the Company

    The following table sets forth certain information regarding the current executive officers of the Company.

                                     Positions and Offices   Office Held
Name                      Age        With the Company          Since

Morris Weissman* . . . . . 54        Chairman of the Board and   (1)
                                     Chief Executive Officer
Bette B.  Anderson . . . . 67        Director                   June 1994
Dr. Oscar Arias. . . . . . 56        Director                   July 1995
C.  Gerald Goldsmith . . . 67        Director                   July 1990
Ira J.  Hechler. . . . . . 76        Director                   February 1990
David S.  Rowe-Beddoe. . . 57        Director                   July 1990
John T. Gorman*. . . . . . 51        Executive Vice President    (1)
                                     and Chief Financial Officer
Harvey J. Kesner*. . . . . 38        Senior Vice President,     June 1991(1)
                                     General Counsel and
                                     Secretary
Robert K. Wilcox*. . . . . 49        Senior Vice President  -      (1)
                                     Manufacturing, General
                                     Manager ABN
Sidney Levy. . . . . . . . 39        Managing Director of       February 1994
                                     ABNB
Paul Amatucci. . . . . . . 49        Executive Vice President,     (1)
                                     ABN
Josh Cantor. . . . . . . . 36        Executive Vice President,     (1)
                                     General Manager ABNH
Sheldon Cantor . . . . . . 62        Vice President - Corporate    (1)
                                     Services and Assistant
                                     Secretary
Patrick D. Reddy . . . . . 54        Vice President and Assistant  (1)
                                     Secretary
Ward A.W. Urban. . . . . . 35        Vice President, Treasurer and
                                     Assistant Secretary           (1)
Patrick J. Gentile . . . . 37        Vice President and Corporate  (1)
                                     Comptroller
___________________
* "Executive Officer" under the Securities Exchange Act of 1934, as amended.
(1)  See below.

  Morris Weissman. Mr. Weissman has served as Chairman of the Board and Chief Executive Officer of the Company since July 1990 and as a Director of the Company since February 1990. Mr. Weissman assumed the additional duties of Chief Operating Officer in July 1995. Mr. Weissman was Chairman and Chief Executive Officer of United States Banknote Company, L.P. ("USBC") a predecessor of the Company, from April 1986 to July 1990 and Vice Chairman and Director of USBC's predecessor from 1976 to 1986. Mr. Weissman is a Director of the Convenience and Safety Corporation and a Trustee of the Jackie Robinson Foundation and the Business Council for the United Nations.

  Bette B. Anderson. Ms. Anderson has served as a Director of the Company since June 1994. She has served as President of Kelly, Anderson, Pethick & Associates, Inc., financial and corporate consultants, since 1989. Ms. Anderson served as Undersecretary of the Treasury from 1977 to 1981 and held various Washington, D.C. consulting posts from 1981 to 1991. Ms. Anderson is a Director and Chairperson of the Compensation Committee of Manville Corporation, a Director of ITT Corporation, a Director of ITT Financial Corporation, a Director and Chairperson of the Compensation Committee of Riverwood International Corporation, Chairperson of the U.S. Treasury Historical Association, a member of the Council for the Miller Foundation, University of Virginia, and a member of the Advisory Council of the Girl Scouts of America.

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

  David S. Rowe-Beddoe. Mr. Rowe-Beddoe has served as a Director of the Company since July 1990. He has been Chairman of the Board of Welsh Development Agency since 1993 and Chairman of the Development Board of Rural Wales since 1994. Mr. Rowe-Beddoe is also a Director of Cavendish Services Ltd. and Development Securities plc. Mr. Rowe-Beddoe previously held various senior management positions, including at Revlon Inc. and De La Rue plc, where he was an Executive Director.

  John T. Gorman. Mr. Gorman has served as Executive Vice President and Chief Financial Officer of the Company since July 1990 and as Vice President of the Company from February 1990 to July 1990. Mr. Gorman was Executive Vice President and Chief Financial Officer of USBC from January 1983 to July 1990 and Senior Vice President of Finance of USBC's predecessor from 1978 to 1983.

  Harvey J. Kesner, Esq. Mr. Kesner has served as Senior Vice President, General Counsel and Secretary of the Company since June 1994 and as Vice President, General Counsel and Secretary of the Company from 1991 to 1994. Mr. Kesner was an attorney in private practice for more than five years prior thereto.

  Robert K. Wilcox. Mr. Wilcox has served as Senior Vice President Manufacturing of the Company since August 1995 and as Executive
Vice President - Operations and General Manager of ABN since

November 1995. Mr. Wilcox was Vice President of US Operations for Transcontinental Printing and previously held senior positions at the Bureau of Engraving and Printing as well as Gowe Printing, Arcata Graphics and C.P.Y. Jeffries Banknote Co.

  Sidney Levy. Mr. Levy has served as Managing Director of ABNB since February 1994. Prior to joining ABNB, Mr. Levy was employed as Managing Director of De La Rue Lerchundi in Spain since 1991 and prior thereto was employed by Thomas De La Rue Grafica e Servicos Ltda. in Brazil, serving in various management capacities.

  Paul Amatucci.  Mr. Amatucci has served as Executive Vice
President of ABN since September 1994.  Mr. Amatucci was Vice
President - Sales of ABN for more than five years prior thereto.

  Josh Cantor. Mr. Cantor has served as Executive Vice President and General Manager of ABNH since November 1995 and Executive Vice President of ABN since September 1994. Mr. Cantor was Vice
President - Sales of ABN for more than five years prior thereto.

  Sheldon Cantor. Mr. Cantor has served as Vice President-Corporate Services of the Company since August 1993. Mr. Cantor was Treasurer of the Company from July 1990 to August 1993, and Vice President and Assistant Secretary from February 1990. Mr. Cantor was Treasurer of USBC and its predecessor from January 1983 to July 1990.

  Patrick D. Reddy. Mr. Reddy has served as Vice President and Assistant Secretary of the Company since July 1990 and as Vice President, Treasurer and Secretary from February 1990 to July 1990. Mr. Reddy had been a continuous employee of the Company's predecessors since 1969 and has held many positions during that period, including Comptroller, Secretary and Treasurer.

  Ward A.W. Urban. Mr. Urban has served as Treasurer of the Company since August 1993 and as Vice President and Assistant Secretary since June 1995. Mr. Urban was employed as an Assistant Vice President in the leveraged finance department of Citibank, N.A. since August 1988.

  Patrick J. Gentile. Mr. Gentile has served as Vice President of the Company since June 1995 and as Comptroller since 1989 and has been a continuous employee of the Company's predecessors since
1986.

                               PART II

ITEM  5.  Market Price for the Company's Common Stock and Related
Matters

  The Company's Common Stock is traded on the New York Stock
Exchange.  The following table sets forth, for the periods
indicated, the high and low sales price per share of the Company's
Common Stock.
                             1995                1994
                          High    Low         High    Low
    First Quarter        $2 1/2  $1 1/2      $6 1/2  $3 1/4
    Second Quarter       $2 1/2  $1 3/4      $4      $3
    Third Quarter        $2 3/8  $1 5/8      $3 5/8  $2 1/2
    Fourth Quarter       $2 1/8  $1 1/4      $2 7/8  $1 3/4

    During the first quarter of 1996 through March 25, 1996 the high and low sales prices of the Company's stock was $2 and $1 1/4, respectively.

    No cash dividends have been paid during the two most recent fiscal years on the Common Stock. The Company is restricted from paying cash dividends on the Common Stock by the terms of the Company's 10-3/8% Senior Notes due June 1, 2002 (the"10-3/8% Senior Notes"), the 11-5/8% Senior Notes due August 1, 2002 (the"11-5/8% Senior Notes") and the credit agreement with Chemical Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." The Company does not expect to pay cash dividends on the Common Stock in the foreseeable future.

    There were 2,976 holders of record of the Company's Common
Stock at the close of business on March 26, 1996.

ITEM 6.  Selected Financial Data

     The selected financial data presented below is derived from the Company's consolidated financial statements, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere herein.

     The historical financial data presented below reflects the results of operations of ABNB from June 23, 1993, the date of its acquisition by the Company and the acquisition of Grafica Bradesco since July 1, 1995.

                                        Year Ended December 31
                                 1995        1994         1993         1992         1991
                                     (Dollars in thousands, except share data)
INCOME STATEMENT DATA:

Sales. . . . . . . . . . . . .   $206,164     $208,133     $200,079     $171,877    $161,192
Restructuring costs (1). . . .     14,304        5,000       12,000           --          --
Provision for idle equipment (2)       --        2,000           --           --          --
Depreciation and amortization      14,824       13,094       11,180        8,438       6,653
Operating income (loss). . . . .  (11,850)      18,176       25,688       25,646      23,554
Interest expense . . . . . . .    (23,147)     (21,057)     (14,605)     (14,609)    (16,768)
Foreign exchange losses, net (3)      (38)      (7,037)      (5,161)           --         --
Other income, net. . . . . . .      2,824        1,816          222          811         432
Income (loss) before
  minority interest. . . . . .    (20,852)      (5,701)       1,855        6,481       5,607
Income (loss) before
  extraordinary item (4) . . . .  (22,415)      (5,701)       1,593        5,684       4,758
Preferred stock dividend
  requirements . . . . . . . .        --           --           (20)        (484)     (1,557)
Weighted average common and
  common equivalent shares . . .   19,095       19,000       19,200       16,690      12,358

Income (loss) per share
  from operations . . . .          $(1.17)      $(0.30)       $0.08         $0.31       $0.26

                                                     At December 31

                                1995        1994        1993           1992          1991
                                                   (Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents. . . .$ 23,525    $  31,658    $  15,437      $  21,319    $   5,579
Working capital. . . . . . . .    54,973       65,887       50,351         54,973       20,513
Total assets . . . . . . . . .   379,402      382,950      357,212        300,349      213,609
Long-term debt, excluding
   current portion . . . . . .   194,156      191,192      167,782        128,272      113,193
Cumulative Preferred Stock . .        --           --           --             --        4,101
Stockholders' equity . . . . .    40,353       62,777       68,330         61,827       44,783

                 Notes to Selected Financial Data

(1) Restructuring costs represent provisions principally for the consolidation during 1995 of ABN's Chicago plant and its Los Angeles plant in 1994 and 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Consists primarily of charges for leases and equipment that will not be utilized in the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Results from the Company's translation of Brazilian local currency into dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) 1995 includes a $2.8 million benefit and 1993 includes a $1.5 million charge for adjustment of deferred tax assets and liabilities pursuant to SFAS No. 109 for changes in enacted tax rates. The 1995 amount pertained to decreases in ABNB local tax rates and the 1993 amount pertained to increases in the US federal corporate tax rate.

ITEM 7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Overview

    The Company's growth during the past three years has been generated principally by the acquisition of ABNB in June 1993, increases in ABNB's major product lines and the acquisition of Grafica Bradesco in July 1995. Operating income and operating margins before restructuring charges were lower in 1995 due to decreased domestic sales by ABN and changes in product mix and start-up of new production capacity in Brazil for telephone cards during the first half of 1995.

    The Company has been consolidating its domestic facilities to improve its competitive position. During 1994, the Company closed its Los Angeles facility and consolidated its operations in its remaining two domestic facilities. During 1995 and 1996, the Company further consolidated domestic activities in ABN's Horsham, Pennsylvania facility, and significantly downsized the its corporate offices. The Company's domestic workforce is expected to be reduced by approximately 27% from prior levels.

    During the consolidation and downsizing, the Company expects a short-term negative impact on operating margins, cash flow and cash position while redundancies in fixed and other costs are eliminated through 1996. The Company, in the fourth quarter of 1995, established a reserve for charges in connection with the downsizing, consolidation and restructuring activities. See, "Liquidity and Capital Resources." As a result of the consolidation program described above, the Company believes it has increased the overall productivity and efficiency of ABN's operations which should begin to benefit the Company by the second half of 1996 and thereafter.

    The Company has experienced increasing competition in many of the markets in which it competes. ABN and ABNB compete with other printers, as well as companies engaged in businesses unrelated to printing that provide goods or services which could replace or substantially reduce demand for certain of the Company's printed products. In addition, certain of ABN's domestic product lines are mature.

    The Company's business strategy includes continuing its growth by increasing its presence in selected foreign markets, particularly Latin America and Asia, through strategic alliances, selective acquisitions and expanded selling efforts. These activities, particularly the Company's acquisitions, could require the Company to commit portions of its cash balances in order to consummate a transaction and to commit a portion, or all, of the cash flow of any acquisition or similar transaction for an indefinite period to debt service for such acquisition.
As part of this strategic plan, the Company acquired ABNB in June 1993 and in July 1995 ABNB acquired the printing operations and business of Grafica Bradesco. Prior to the acquisition of ABNB, the Company did not have any substantial foreign manufacturing operations. The Company's financial condition could be adversely affected if the Company cannot successfully integrate any acquired business into its existing operations or if the Company is required to materially increase the amount of its financial commitment to such acquisitions, investments or joint ventures. ABNB currently operates in a changing economic environment which may cause volatility in the Company's financial results from time to time. In addition, cash dividends from ABNB to the Company have historically been subject to a 15% Brazilian withholding tax and could be subject to government restrictions in the future, including restrictions or prohibitions on the repatriation of funds. As a result of recent legislation enacted by the Brazilian government, effective for tax years beginning in 1996, the 15% withholding tax on post-1995 repatriated earnings was eliminated. In 1994, the Brazilian government introduced an economic stabilization program designed to reduce the country's hyperinflation. See "Impact of Inflation" for additional information.

Recent Developments

    In connection with the consolidation and restructuring, the Company announced plans to close its Bedford Park, Illinois facilities. The Company expects a substantial downsizing in its domestic workforce to be completed during the first half of 1996 as the Company reduces operations, closes its Bedford Park, Illinois facility and downsizes its corporate headquarters.

    During February 1996, ABN leased a 50,000 square foot facility in Columbia, Tennessee and expects to be operational in this new facility during the second quarter of 1996. The Company expects the additional costs associated with start-up of this facility to negatively affect operating margins and operating income during 1996.

Results of Operations

     General

     On June 23, 1993, the Company acquired all of the outstanding shares of ABNB and as of July 1, 1995, ABNB acquired Grafica Bradesco in exchange for a 22.5% minority interest in ABNB. The acquisitions were accounted for as a purchase transactions and operations of the companies have been included in the consolidated operations since the acquisition dates. The acquisitions of ABNB in the third quarter of 1993 and Grafica Bradesco in the third quarter of 1995, have had a significant impact on the operations of the Company.

Comparison of Results of Operations  1995 with 1994

     Sales in 1995 decreased by $2.0 million (1.0%) from 1994. Corporate and Commercial and Holographic sales increased $8.7 million and $5.9 million, respectively. Government sales decreased $16.5 million. The increase in Corporate and Commercial sales is primarily due to increases in sales as a result of the Grafica Bradesco acquisition ($25.4 million) and increases in prepaid telephone cards ($19.0 million) offset by decreases in sales of stocks and bonds ($5.7 million), foreign security products ($15.1 million), personalized checks ($6.9 million), commercial products ($4.8 million), and other products ($3.2 million). The increase in holographic sales is primarily attributable to holograms for credit cards. The decrease in Government sales is primarily due to a decrease in food coupons ($22.5 million) and US Postal ($1.2 million) sales, partially offset by increases in currency ($2.4 million) and automobile vouchers, driver licenses and other product sales ($4.8 million). The reduction in food coupon sales reflects a trend resulting in a present level of sales that is not expected to increase and which may experience further declines. See "Liquidity and Capital Resources." The change in various components of sales may be affected by the timing of contract awards and delivery requirements of customers.

     Cost of goods sold increased $18.1 million (13.9%) from 1994 and as a percentage of sales was 72.3% in 1995 as compared to 62.9% in 1994. Cost of goods sold increased as a result of the Grafica Bradesco acquisition in the third quarter of 1995, which resulted in a change in product mix and, in the second quarter of 1995, the write-off of inventory related to work for an overseas customer that went out of business and manufacturing losses on certain other orders. The Company does not expect to incur additional charges from these inventory and manufacturing losses in the future. Manufacturing margins are expected to be negatively affected while the Company continues to consolidate ABN's operations and downsize, particularly in connection with the closure of the Bedford Park, Illinois plant and the start-up of the new Columbia, Tennessee facility. The cost of sales percentage also was impacted by reduced margins in Brazil since margins in the prior year were higher as sales included inflationary price adjustments which have now been eliminated as part of the Brazil economic stabilization program. While margins were lower due to this stabilization program, earnings were favorably impacted by the virtual elimination of translation losses. The Company expects ABNB's margins to continue to be affected by these factors. New prepaid telephone card production lines in Brazil increased fixed manufacturing costs which was offset, in part, by lower domestic fixed manufacturing cost. The product mix in any given period is not indicative of the expected product mix which can be expected in future periods.

     Selling and administrative expenses increased by $0.9 million from 1994 (2.3%) primarily as a result of the settlement of an executive severance agreement and increased selling and administrative expenses in Brazil due principally to the Grafica Bradesco acquisition and increased sales. As a percentage of sales, selling and administrative expenses increased to 19.3% from 18.7% in 1994.

     Depreciation expense increased $1.7 million in 1995, as a result of the Grafica Bradesco acquisition ($0.7 million) and other fixed asset additions.

     Interest expense increased $2.1 million in 1995 primarily due to the issuance in May 1994 of the $65 million 11-5/8% Senior Notes at a higher rate of interest than the $40 million of bank debt it replaced. In addition, under its interest rate swap agreements, the Company incurred net interest expense ($0.3 million) in 1995 versus income ($0.3 million) in 1994.

     Foreign exchange losses, net, is a result of the Company's translation of Brazilian local currency financial statements into dollars in accordance with SFAS No. 52 "Foreign Currency Translation." As a result, the translation adjustment is recorded as a period item. Improving economic conditions in Brazil stemming from the country's July 1994 economic stabilization program resulted in a $7.0 million reduction in foreign exchange loss. See "Impact of Inflation."

     Other income, net, increased $1.0 million principally due to an unrealized gain in marketable securities.

     Income taxes reflect a benefit in 1995 as a result of losses. The benefit rate was lower than the 1994 effective tax rate, principally due to limitations on deducting certain expenses for state tax purposes. As a result of changes in enacted tax rates in 1995 ABNB realized a reduction in the net deferred tax liability of $2.8 million.

     The minority interest represents Banco Bradesco's 22.5% interest in ABNB's operations since the July 1, 1995 acquisition of Grafica Bradesco by ABNB.

Comparison of Results of Operations  1994 with 1993

     Sales in 1994 increased by $8.0 million (4.0%) from 1993.
The inclusion of ABNB for an entire year in 1994 represented
$24.5 million of increased sales. Corporate and Commercial Products sales increased ($28.1 million), offset by decreased Government Products sales ($17.5 million), and Holographic Products sales ($2.6 million). The increase in Corporate and Commercial Product sales is primarily due to the inclusion of
ABNB sales for an entire year ($20.4 million) and other sales, principally stock and bonds ($7.7 million). The net decrease in Government Product sales of $17.5 million is primarily due to the loss of USPS postage stamp business ($21.0 million) and decreased currency sales ($7.5 million) offset by ABNB government sales ($4.1 million) and increased food coupon and other government sales ($6.9 million). The decrease in Holographic Product sales ($2.6 million) was due to lower commercial and product authentication sales ($4.2 million) offset in part by increased
credit card sales ($1.6 million).   The change in various
components of sales, particularly Government Product sales is affected by the timing of contract awards and delivery requirements of customers. Increased sales of food coupons, a major component of Government Product sales during 1994 was due to an increase in the number of eligible recipients receiving food coupon benefits and increased USDA inventory of food coupons. ABNB's sales volume for the second half of 1994 was reduced due to discontinuation of inflationary price increases resulting from the country's economic stabilization plan begun in July 1994 and the reduction in price increases reduced sales. In addition, many contracts required re-negotiation and in certain instances, selling prices were lowered due to the re-negotiations.

     Cost of goods sold for 1994 increased $13.7 million (11.7%) from 1993 and as a percentage of sales was 62.9% in 1994 as compared to 58.6% in 1993. The increase in cost of goods sold in absolute dollars and as a percentage of sales is due to several factors. First, higher sales and product mix contributed to the increase. Second, ABNB experienced lower margins in the second half of the year due to a change in product mix and manufacturing difficulties encountered in manufacturing the pre-paid telephone card for Telebras. Third, fixed expenses were not immediately reduced in line with the reduction in postage stamp business.
The product mix in any given period is not indicative of the expected product mix for future periods.

     Selling and administrative expenses in 1994 increased by $5.0 million from 1993 (14.7%). As a percentage of sales, selling and administrative expenses increased to 18.7% from 17.0%. The inclusion of ABNB for an entire year in 1994 represented $5.6 million of the increase. This increase was offset by a decrease of $0.6 million in domestic costs, primarily due to reduced sales volume in certain product areas.

     In the fourth quarter of 1994, the Company made a decision to completely vacate ABN's leased facility in Los Angeles and is currently negotiating a final settlement with the landlord which, if consummated, would eliminate any further liability for rental and other payments under the lease. Accordingly, the Company incurred an additional restructuring charge of $5 million in 1994, which included a provision for the remaining termination or exit costs.

     In prior years, the Company made investments in capital equipment intended for use in connection with the products and services supplied to the USPS. As a result of the loss of this business, the Company re-evaluated the net carrying value of capitalized equipment and the cost of operating leases used for postage stamp production and recorded in the fourth quarter of 1994 a $2 million provision for the write-down of idle postal equipment.

     Depreciation and amortization expense increased by $1.9 million in 1994, primarily as a result of the inclusion of ABNB's operations for a full year ($2.3 million). This increase was partially offset by a $0.4 million reduction in domestic depreciation as a result of the Los Angeles plant closing.

     Interest expense increased $6.4 million in 1994 primarily due to increased borrowings resulting from the $65 million 11-5/8% Senior Note private placement on May 5, 1994 at a higher rate of interest than the $40 million of bank debt it replaced. The bank debt was incurred to acquire ABNB in June 1993. In addition, as a result of an increase in interest rates, the Company incurred a net expense ($0.1 million) from its interest rate swap agreements, which is included in interest expense.

     The foreign exchange loss is a result of the Company's translation of Brazilian local currency financial statements into dollars in accordance with SFAS No. 52 "Foreign Currency Translation." As a result, the translation adjustment is recorded as a period item. During 1994, the Company experienced a greater translation loss than anticipated due to the higher inflation rate prior to the change in the monetary system in Brazil. See "Impact of Inflation."

     Other income increased by a net $1.6 million principally due to increased interest income resulting from higher invested cash balances and the inclusion of ABNB for a full year.

     Income taxes reflect a benefit in 1994 as a result of losses. The benefit rate was lower than the 1993 effective tax rate, principally due to limitations on deducting certain expenses for state tax purposes.

     The 1994 extraordinary item of $0.1 million represents the write off of deferred debt expenses, net of tax benefits
(approximately $0.1 million) related to the early extinguishment of the Company's $40.0 million bank indebtedness.

Restructuring

     In 1993, the Company decided to cease manufacturing operations at ABN's Los Angeles plant after considering its high manufacturing and overhead costs. The Company incurred a $12 million restructuring charge which anticipated subleasing a portion of the facility and retaining a portion for use by the Company. The Company, in 1994, re-evaluated the Los Angeles real estate market and decided that it would vacate the entire facility, which resulted in an additional provision of $5.0 million. The net annual pre-tax cash flow savings were estimated to be $3.9 million after allowing for the carrying cost of the plant. This estimate was based on assumptions and estimates which are subject to uncertainties and unforeseen events and may not be indicative of the actual savings realized. However, during the first year following the plant closure, the cash flow benefit was approximately $2.5 million after allowing for moving costs, leasehold improvements required at other plants to accommodate increased volume and certain other non-recurring closing costs. The remaining obligations under this restructuring relate to lease commitments.

     In 1995, the Company recorded a pre-tax restructuring charge of approximately $14.3 million pursuant to a restructuring plan developed by management for the Company's domestic security printing operations and the relocation and downsizing of its corporate offices. The plan is expected to be substantially completed by the second quarter of 1996.

     The 1995 restructuring charge provided for those reasonably estimable costs resulting from the plan including costs that are:
(i) associated with and will not benefit activities that will continue or generate future revenue and are incremental as a result of the plan (ii) incurred under contractual agreements (i.e. leases and employment agreements) that existed prior to the commitment date that provide no future economic benefit; or (iii) related to asset impairments and writedowns resulting directly from the plan. The Company has estimated that the pre-tax annual cost savings would be approximately $6.5 million, of which approximately $5.3 million are manufacturing related fixed costs. The realization of the cost savings is expected to commence during the second quarter of 1996. Under the plan, the Company plans to reduce the domestic workforce by approximately 27 percent from prior levels and has provided a $2.9 million reserve for severance and related costs.

Asset re-valuations and writedowns accounted for $5.0 million of the charge which reduced certain assets to their net realizable value and primarily relates to leasehold improvements.

     Lease and other facility obligations accounted for $6.4 million of the charge for the facilities to be closed in 1996.

Liquidity and Capital Resources

     For the year ended December 31, 1995, the Company's net cash used by operating activities totaled approximately $4.5 million. The net loss of $22.4 million was adjusted by $17.9 million net to reconcile to the cash used by operating activities. The adjustments consisted primarily of adding back $17.7 million of depreciation and amortization, $1.6 million of minority interest and $14.2 of restructuring costs and by subtracting $16.7 million of deferred taxes and $1.1 million in unrealized gain in marketable securities. In addition, the decrease in accounts and other receivables of $5.5 million, inventory of $1.7 million and other net of $2.4 million provided cash during the year. The increase in prepaid expenses of $2.5 million, marketable securities of $1.3 million and the decrease in accounts payable and accrued expenses of $3.8 million required the use of cash during the year.

     Significant increases in certain balance sheet amounts at December 31, 1995 compared to December 31, 1994 were due principally to the acquisition of the business and certain operating assets of Grafica Bradesco in 1995 by ABNB in exchange for a 22.5% minority interest in ABNB. As a result of the acquisition, the following balance sheet accounts increased: inventories $5.2 million, prepaid expenses and other current assets $1.6 million, property plant and equipment $17.7 million, net excess cost of investment in subsidiaries over net assets acquired $2.3 million, accounts payable and accrued expenses $2.0 million, deferred income tax liabilities $7.7 million and minority interest $17.2 million.

     Net cash used in investing activities totaled $6.1 million, as a result of $10.4 million of capital expenditures for new equipment, primarily at ABNB and an investment in an affiliate of $0.6 million, offset by the proceeds from the sale of a joint venture of $4.7 million and sale of assets $0.2 million.

     During the same period, consolidated net cash provided from financing activities amounted to $3.0 million primarily on proceeds from borrowings $3.4 million, offset by other payments
$0.4 million.

     The Company's cash interest obligations under the 11-5/8% Senior Notes and the 10-3/8% Senior Notes are approximately $7.6 million and $13.1 million per year, respectively. The Company invests in short term investment grade obligations which currently bear interest at approximately 5.25% and certain marketable securities.

     At December 31, 1995, the Company had approximately $23.5 million in cash and cash equivalents, $3.0 in marketable securities, $126.5 million of 10-3/8% Senior Notes outstanding, $65.0 million principal amount of 11-5/8% Senior Notes outstanding, and approximately $3.3 million for outstanding letters of credit.

     On January 26, 1996, the Company's subsidiaries, ABN and
ABNH (the "Borrowers") as co-borrowers, entered into a three-year, $20 million revolving credit facility with Chemical Bank
(the "Credit Agreement"). The Credit Agreement is a committed facility and replaces the former Citibank agreement. The Credit Agreement is available for general working capital purposes and letters of credit and expires on October 30, 1998.

     Under the Credit Agreement: (i) interest is based upon the lender's Alternate Base Loan Rate (as defined) plus 1.00%, or at the Company's option, LIBOR plus 2.50% (these margins will automatically reduce to 0.50% and 2.00% respectively once the Borrowers (ABN and ABNH) demonstrate compliance with the financial covenants); and (ii) certain covenants apply to ABN and ABNH's borrowings, including, but not limited to, interest coverage ratios for both the consolidated Company and Borrowers, EBITDA minimums for both ABN and ABNH, limitations on indebtedness, capital expenditures, sales of assets and acquisitions and restrictions on the payment of cash dividends. The Credit Agreement is an asset-based facility secured by accounts receivable and inventory of the Borrowers. Borrowings under the Credit Agreement are restricted to a permissible amount relating to the receivables and inventory borrowing base. At December 31, 1995, the Borrowers would have had available approximately $10 million under the Credit Agreement.

     In 1994, the Company amended its 10-3/8% Senior Notes to:
(i) permit the sale or issuance of up to 35% of the equity interests of ABNB in certain circumstances; (ii) permit the release of up to 35% of the voting interests of ABNB from their pledge as security for the obligations of the Company under the 10-3/8% Senior Notes; and (iii) exclude from the definition of Major Asset Sales any permitted issuances by ABNB of its capital stock. In 1995, 35% of the equity interest of ABNB was released from the pledge.

     For the year ended December 31, 1995, the Company had made all required interest payments and was in compliance with the covenants of the 10-3/8% Senior Notes and the 11-5/8% Senior Notes. Pursuant to the indentures, the Company and its subsidiaries are restricted from incurring additional indebtedness without consent, except for borrowings under certain bank borrowing agreements, lease financings in the normal course of business, intercompany indebtedness and other obligations entered into in the ordinary course of business. Additionally, the Company and its subsidiaries are restricted from declaring or paying a cash dividend or making any distributions on its capital stock, purchasing or redeeming any equity interests or making investments, with certain exceptions.

     The Company and its subsidiaries are highly leveraged.  At
December 31, 1995, total consolidated long-term debt, excluding the current portion, was approximately $194.2 million
(representing approximately 83% of total capitalization) and the Company had approximately $23.5 million in cash and cash equivalents and $3.0 million in marketable securities.

     The high level of the Company's indebtedness, as well as any acquisition debt permitted to be incurred in connection with any of the Company's permitted acquisitions, poses certain risks to holders of the Company's senior indebtedness, including the risk that the Company might not generate sufficient cash flow to service the Company's obligations and the risk that the Company's capacity to respond to market conditions, extraordinary capital needs and other factors could be adversely affected. The Company's ability to service its debt depends upon the future performance of the Company's subsidiaries, which will be subject to prevailing economic and competitive conditions and to other factors, including the continued ability to generate cash at the Company's operating subsidiaries, to distribute that cash to the

Company for debt service and to repatriate funds from foreign subsidiaries, particularly ABNB. Other future acquisitions and joint ventures in which the Company does not maintain 100% ownership, foreign legal and tax requirements and the terms of any acquisition debt incurred may further restrict the ability of newly acquired subsidiaries and joint venture investments to declare and pay dividends or make distributions.

     The Company expects to seek to refinance the 11-5/8% Senior Notes and the 10-3/8% Senior Notes at or before their respective maturities; however, no assurance can be given as to the Company's ability to refinance such obligations, that the Company's revolving credit facility will be available when required or that prevailing interest rates will be advantageous to the Company. In the event that the Company is unable to refinance its indebtedness as it matures or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of or interest on the 10-3/8% Senior Notes, the 11-5/8% Senior Notes and other long-term indebtedness of the Company would be adversely affected.

     In December 1995, the existing interest rate swap and interest rate cap agreements based upon a $60 million notional amount were terminated at an approximate break-even cost. The Company has no contingent liability under these agreements.

     Certain states have adopted electronic programs which replace the traditional methods of distribution of public assistance benefits to recipients, including replacing food coupons with debit-type cards. Several state-wide programs have been implemented, while others have recently awarded contracts. Other states are evaluating such programs. While sales of food coupons have increased in recent years, proposed benefit reforms as well as electronic programs will reduce the Company's volume of food coupon production in 1996 and future years. It is not anticipated that the USDA will maintain past levels of orders.

     During the next two years, the Company may make aggregate capital expenditures, including maintenance of existing equipment and capital expenditures for new business, of up to $25 million, principally to acquire modernized printing equipment and to increase production capacity for pre-paid telephone cards in Brazil. Such capital expenditures include amounts that will be financed through equipment leasing and other financing arrangements. The portion of capital expenditures not financed through such leases will be financed with working capital.

     Management of the Company believes that cash flows from operations of the Company, together with its existing cash balances and available borrowings and leasing arrangements, will be sufficient to service its working capital and debt service requirements for the foreseeable future and to fund the capital expenditures referred to above.

     The future cash outlays for the remaining restructuring reserve of $12.0 million (principally related to leases) at December 31, 1995 are anticipated to be $5.1 million in 1996, $2.1 million in 1997, $1.3 million in 1998 and $3.5 million thereafter to 2009.

Tax Law Changes

     As a result of Brazilian tax legislation, beginning in 1996 income tax rates have been reduced from approximately 48% to 31%.
Effective for tax years beginning in 1996, the 15% withholding tax on post-1995 repatriated earnings was eliminated.


New Accounting Standards

     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued. Management estimates that the adoption will not have a material effect on the Company's financial statements and will be adopted in 1996.

     In November 1995, SFAS No. 123 "Stock Based Compensation" was issued. Management is evaluating the effect of the adoption of this Standard on the Company's financial statements which Standard will be adopted in 1996.

Impact of Inflation

     On July 1, 1994 the Brazilian government introduced a new currency, the "Real" as part of the government's economic stabilization program designed to reduce the country's hyperinflation. Prior to the introduction of the Real, the Brazilian government created a new monetary unit (the "URV") as a transition mechanism. During this period prices were re-negotiated in URV's. From April 1 to June 30, 1994 inflation increased over pre-URV levels resulting in higher than anticipated translation losses. However, the annual inflation rate has decreased substantially to approximately 23% for 1995 as compared to 941% for 1994. The Company cannot predict what impact, if any, such initiatives will have on the Brazilian economy or on ABNB's consolidated results of operations

     The Company's domestic operations are not significantly affected by inflation. ABNB sales for 1995 contributed a significant portion of consolidated sales of the Company (48%). The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US dollars and, in the case of ABNB, selling in Brazilian national currency, in order to minimize transactions occurring in currencies other than those of the originating country. The Company has not engaged in material hedging activities. In addition, the Company's accounting policies require translation of local currency into US dollars in accordance with SFAS No. 52, which provides for appropriate accounting treatment where exchange rates are most volatile. Any translation adjustments resulting from converting ABNB's balance sheet and income statements into US dollars are recorded as period costs in accordance with SFAS No. 52. Currently, repatriation of earnings from ABNB is permitted, subject to certain regulatory approvals. As a result of tax legislation in Brazil in 1995, cash dividends from ABNB to the Company from earnings after 1996 are not subject to the dividend withholding tax. Dividends or distributions from Brazil could be subject to government restrictions in the future. The Company has not received any dividends from ABNB to date and the Company may reinvest excess cash from ABNB and other activities outside the United States.

     Earnings on foreign investments, including operations and earnings of foreign companies in which the Company may invest or rely upon for sales, are generally subject to a number of risks, including high rates of inflation, currency exchange rate fluctuations, trade barriers, exchange controls, government expropriation and political instability and other risks. These factors may affect the results of operations of companies in selected markets included in the Company's growth strategy, such as in Latin America (including ABNB) and Asia. The Company's financial performance on a dollar-denominated basis can be significantly affected by changes in currency exchange rates and inflation. The Company's cash balances and borrowings in foreign currency can mitigate the effect of fluctuating currency exchange rates; however, borrowings and investments in foreign currency and markets may not be available or practical and may face local interest rate and principal risks. In addition, adverse changes in foreign interest and exchange rates could adversely affect the Company's ability to meet its interest and principal obligations as well as applicable financial covenants with respect to its dollar-denominated debt, including the 10-3/8% Senior Notes, the 11-5/8% Senior Notes and other indebtedness of the Company.

     Prior to the acquisition of ABNB, the Company did not have any substantial foreign domicile operations. See Note A of "Notes to Consolidated Financial Statements" for the disclosure of certain financial information relating to foreign operations.

     Earnings of foreign subsidiaries are subject to foreign income taxes that reduce cash flow available to meet required debt service and other obligations of the Company. The ability to utilize foreign taxes paid, as credits against US tax liability, is based upon the determination of foreign source income. In computing allowable foreign source income, certain consolidated expenses are allocated which limit the utilization of foreign tax credits.

     The Company has from time to time reorganized and restructured, and may in the future reorganize and restructure, its foreign operations based on certain assumptions about the various tax laws (including capital gains and withholding tax), foreign currency exchange and capital repatriation laws and other relevant laws of a variety of foreign jurisdictions. While management believes that such assumptions are correct, there can be no assurance that foreign taxing or other authorities will reach the same conclusion. If such assumptions are incorrect, or if such foreign jurisdictions were to change or modify such laws, the Company may suffer adverse tax and other financial consequences which could impair the Company's ability to meet its payment obligations on the 10-3/8% Senior Notes, 11-5/8% Senior Notes and other indebtedness of the Company.

ITEM 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 1995 are set forth herein:

     Independent Auditors' Report

     Consolidated Statements of Operations - Years Ended
          December 31, 1995, 1994 and 1993

     Consolidated Balance Sheets - December 31, 1995 and 1994

     Consolidated Statement of Stockholders' Equity - Three Years
          Ended December 31, 1995

     Consolidated Statements of Cash Flows - Years Ended
          December 31, 1995 1994 and 1993

     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of American Banknote Corporation
New York, New York

     We have audited the accompanying consolidated balance sheets of American Banknote Corporation (formerly named United States Banknote Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Banknote Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE  LLP
February 21, 1996
New York, New York

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)


                                              Year Ended December 31
                                           1995        1994        1993

Sales . . . .  . . . . . . . . . . . .   $206,164    $208,133    $200,079

Costs and expenses:
 Cost of goods sold. . . . . . . . . .    149,035     130,889     117,200
 Selling and administrative. . . . . .     39,851      38,974      34,011
 Restructuring costs.                      14,304       5,000      12,000
 Provision for idle equipment. . . . .          -       2,000           -
 Depreciation and amortization . . . .     14,824      13,094      11,180
                                          218,014     189,957     174,391

                                          (11,850)     18,176      25,688

Other (expense) income:
 Interest expense. . . . . . . . . . .    (23,147)    (21,057)    (14,605)
 Foreign exchange losses, net . . . .         (38)     (7,037)     (5,161)
 Other, net                                 2,824       1,816         222
                                          (20,361)    (26,278)    (19,544)
   Income (loss) before provision
    for income taxes and
    minority interest. . . . . . . .      (32,211)     (8,102)      6,144

Provision for income taxes:
 Taxes (benefits) based on income. . . .   (8,522)     (2,401)      2,789
 Effect of changes in income tax rates     (2,837)          -       1,500
                                          (11,359)     (2,401)      4,289

   Income (loss) before minority
     interest. . . . . . . . .            (20,852)     (5,701)      1,855

Minority interest. . . . . . . . . .        1,563           -         262

   Income (loss) before
    extraordinary item . . . . . .        (22,415)     (5,701)      1,593

Extraordinary item . . . . . . . . . .          -        (114)          -

   Net income (loss) . . . . . . . . .   $(22,415)   $ (5,815)     $1,593


Income (loss) per share:
 Operations. . . . . . . . . . . . .     $ (1.17)     $  (.30)     $  .08
 Extraordinary item. . . . . . . . . .         -         (.01)          -
   Net income (loss) per share . . .     $ (1.17)     $  (.31)     $  .08



See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
                                                        December 31
                                                     1995          1994
ASSETS
Current assets
  Cash and cash equivalents                       $ 23,525       $ 31,658
  Marketable securities - at market                  2,952            637
  Accounts receivable, net of allowance for
    doubtful accounts of $816 and $471              32,058         43,783
  Other receivables                                  7,772          4,767
  Inventories                                       23,243         20,497
  Deferred income tax benefits                       5,983          5,685
  Prepaid expenses                                   4,755          2,334
            Total current assets                   100,288        109,361

Property, plant and equipment, at cost, net of
  accumulated depreciation and amortization        225,974        215,859

Other assets                                        18,342         23,985

Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $3,119 and $1,851                 34,798         33,745
                                                  $379,402       $382,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portions of long-term debt               $   332       $    359
  Accounts payable and accrued expenses             44,983         43,115
            Total current liabilities               45,315         43,474

Long-term debt, net of unamortized
  discount of $1,120 and $1,221                    194,156        191,192

Other liabilities                                   20,181         16,188

Deferred income taxes                               60,579         69,319

Minority interest                                   18,818              -
                                                   339,049        320,173
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
    no shares issued or outstanding                     -               -
Common Stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    19,391,763 shares and 19,289,888 shares            194            193
  Capital surplus                                   67,091         66,883
  Retained-earnings (deficit)                      (25,461)        (3,046)
  Treasury stock, at cost (281,000 shares
    in both years)                                  (1,253)        (1,253)
  Pension liability adjustment                        (218)             -
              Total stockholders' equity            40,353         62,777
                                                  $379,402       $382,950

See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995



                       Convertible                              Retained             Pension
                    Preference Stock   Common Stock   Capital  Earnings   Treasury    Liability    Total
                     Shares  Amount    Shares Amount  Surplus  (Deficit)  Stock      Adjustment    Equity
                                                (Amounts in thousands)
Balance -
  January 1, 1993       126     $126   18,009  $180   $60,564    $1,196    $(239)                $61,827

Issuance in connection
  with acquisition of
  subsidiary                              945   10      6,821                                      6,831
Exercise of warrants                       31                                                        -
Convertible Preference
  Stock Conversions     (30)     (30)      15            (102)                                      (132)
  Dividends
   ($.21 per share)                                                 (20)                             (20)
  Redemption            (96)     (96)                    (864)                                      (960)
Purchase of
  87,500 common
  treasury shares                                                            (582)                  (582)
Issuances in connection
  with option plans
  and other                                102   1        185                                        186
Pension liability
  adjustment                                                                             $(413)     (413)
Net income                                                         1,593                           1,593
Balance -
  December 31, 1993       -    -        19,102   191   66,604      2,769     (821)        (413)   68,330

Dividend of
  Preferred Stock
    Purchase Rights                                       -                                          -
Exercise of warrants                       43                                                        -
Purchase of 143,500
  common treasury shares                                                     (432)                  (432)
Issuance in connection
  with option plans
  and other                               145     2       279                                        281
Pension liability
  adjustment                                                                               413       413
Net loss                                                          (5,815)                         (5,815)
Balance -
  December 31, 1994     -      -       19,290   193   66,883      (3,046)   (1,253)         -     62,777

Issuance in connection
  with option plans                       102     1      208                                         209
Net loss                                                         (22,415)                        (22,415)
Pension liability
  adjustment                                                                              (218)     (218)
Balance -
 December 31, 1995      - $   -        19,392  $194  $67,091    $(25,461)  $(1,253)      $(218)  $40,353






See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31
(Dollars in thousands)

                                                     1995           1994             1993
Operating Activities:
  Income (loss) before extraordinary item
    Adjustments to reconcile income (loss) to
    net cash provided by operating activities:       $(22,415)      $ (5,701)        $  1,593

  Depreciation and amortization                         17,742        13,656           11,576
  Unrealized gain on marketable securities              (1,061)         (104)
  Extraordinary item                                         -          (215)               -
  Deferred taxes                                       (16,650)       (3,057)             724
  Minority interest                                      1,563             -              262
  Loss on writedown of idle equipment and sale
    of assets, net                                           -         1,966              244
  Restructuring costs                                   14,223         4,109            4,382
  Foreign exchange losses, net                              38         7,037            5,161
  Changes in operating assets and liabilities,
    net of effects from acquisitions
    Marketable securities                               (1,253)         (533)
    Accounts and other receivables                       5,522       (11,171)         (12,791)
    Inventories                                          1,734        (4,676)           1,853
    Prepaid expenses                                    (2,487)          102               53
    Accounts payable and accrued expenses               (3,839)        7,447            2,459
    Debt related costs                                       -        (3,939)               -
    Other                                                2,432        (2,670)          (3,011)
Net cash (used in) provided by
  operating activities                                  (4,451)        2,251           12,505

Investing Activities:
  Acquisition of subsidiary, net of
    cash acquired                                            -             -          (38,115)
  Repurchase of minority interest shares
    in subsidiary                                            -             -          (15,000)
  Investment in affiliate                                 (650)
  Proceeds from sale of joint venture                    4,718             -                -
  Proceeds from sale of assets                             211         1,694               22
  Capital expenditures                                 (10,378)      (10,084)          (4,263)
  Repayment of loan - minority interest                      -             -            1,325
  Other                                                      -             -             (586)

Net cash used in investing activities                   (6,099)       (8,390)         (56,617)

Financing Activities:
  Proceeds from 11-5/8% Senior Notes                         -        63,718                -
  (Repayment) proceeds of bank financings                    -       (40,000)          40,000
  Redemption of Convertible Preference Stock                 -            -              (960)
  Conversion of Convertible Preference Stock                 -            -              (132)
  Proceeds from Common Stock and warrants                   20           126              186
  Proceeds from borrowings                               3,415             -                -
  Acquisition of treasury stock                              -          (432)            (582)
  Payment of other long-term obligations                  (451)          (537)           (588)
Net cash provided by financing activities                2,984         22,875          37,924

Effect of foreign currency exchange rate
  changes on cash and cash equivalents                    (567)          (515)            306
Increase (decrease) in cash and cash equivalents        (8,133)        16,221          (5,882)

Cash and cash equivalents - beginning of year           31,658         15,437          21,319

Cash and cash equivalents - end of year               $ 23,525       $ 31,658       $  15,437


See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation and Summary of Significant
Accounting Policies

American Banknote Corporation is a holding company whose subsidiaries operate the largest private-sector security printing business in North and South America and the world's leading security hologram manufacturer.

On June 23, 1993, American Banknote Corporation (the "Company") acquired 100% of the outstanding shares of Thomas De La Rue Grafica e Servicos Ltda. (renamed American Bank Note Company Grafica e Servicos Ltda.("ABNB"), a company engaged in the manufacturing and printing of security documents, prepaid telephone cards and credit cards in Brazil, for approximately $45 million. The purchase price consisted of approximately $38.1 million in cash and 944,538 shares of the Company's Common Stock, valued at approximately $6.9 million. The acquisition was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and the Company recorded approximately $26 million as the cost in excess of the fair value of the underlying net assets, which cost is being amortized over 30 years. The fair value of the assets acquired net of cash was approximately $34 million and the fair value of the liabilities assumed was approximately $15 million.

The Company acquired the remaining 20% minority interest in its subsidiary, American Bank Note Holographics, Inc. ("ABNH") for a net cash payment of $15 million. The acquisition has been accounted for as a purchase transaction in accordance with APB No. 16. At the June 23, 1993 acquisition date, the excess of cost of the investment exceeded the fair value of the underlying net assets acquired by approximately $10 million. Such amount is being amortized over 30 years. Included in this transaction was the sale by the Company of its 20% interest in a holography affiliate, which was carried and sold at a nominal amount. The sale of this interest had no impact on the Company's cash flows or operations.

As of July 1, 1995, ABNB acquired the printing business and operations of Grafica Bradesco Ltda. ("Grafica Bradesco") from Banco Bradesco S.A. (Brazil) ("Banco Bradesco"). Under the terms of the acquisition agreement Banco Bradesco became a holder of 22.5% of ABNB in exchange for the business and certain operating assets of Grafica Bradesco valued at approximately $17 million.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Grafica Bradesco's business includes check printing, and other forms for financial institutions. The acquisition was accounted for as a purchase and approximately $2.3 million was recorded as the cost in excess of the fair market value of the underlying net assets acquired, which cost is being amortized over 20 years.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Grafica Bradesco had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, increased minority interest and the related income tax effects (dollars in thousands, except per share amounts):

                                    1995         1994
                                       (Unaudited)

     Sales                        $224,662    $242,803
     Net income (loss)             (20,177)      1,171
     Net income (loss) per share   ($1.06)       $0.06

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company's result of operations would have been had the transaction described actually occurred at the beginning of the periods indicated or to project the Company's results of operations for any future date or period. The pro forma adjustments are based upon available information which the Company believes is reasonable in the circumstances.

1. Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned, except ABNB which is 77.5% owned. Certain reclassifications have been made to the 1994 balances in order to conform to 1995 presentation. All significant intercompany items have been eliminated.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

3.   Inventories and Profit Recognition on Long-Term Contracts:
     Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. Profit is generally recognized when goods are shipped. However, pursuant to contract terms with certain customers, completed items are sometimes stored at the Company's premises and, in those instances, profit is recognized when the goods are transferred to the on-site storage location.

4.   Depreciation and Amortization:  Depreciation and amortization of property, plant and equipment is computed principally on the straight-line method over the estimated useful life of the asset as follows:
          Buildings                         25 to 40 years
          Rolls and dies                    40 years
          Machinery, equipment and fixtures  5 to 22 years

     Amortization of improvements to leased properties is computed using the straight-line method based upon the remaining term of the applicable lease or the estimated useful life of the asset, whichever is shorter.

5.   Intangible Assets:   Patents and other intangibles are
     amortized over their useful lives. The excess cost of investment in subsidiaries acquired is being amortized over a 30 year period with the exception of Grafica Bradesco which is being amortized over 20 years. These costs are amortized using the straight-line method.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Income (Loss) Per Share:  Income (loss) per share has been computed based on the weighted average number of common shares and common equivalent shares (in 1993) outstanding during the year (approximately 19.1 million in 1995, 19.0 million in 1994 and 19.2 million in 1993). Primary and fully diluted income (loss) per share are the same.

7. Research and Development: Research and development costs are expensed as incurred (1995 - $0.4 million, 1994 - $1.6 million and 1993 - $0.9 million).

8. Deferred Debt Costs: Expenses incurred in connection with debt financings are capitalized and amortized over the respective loan terms ($6.3 million and $6.9 million at December 31, 1995 and December 31, 1994, respectively, included in other assets). In connection with certain early extinguishments of indebtedness in 1994, the Company wrote off related deferred debt expense and unamortized discounts as a net extraordinary charge to income of $0.1 million

9. Industry Information: The Company's principal business activity consists of financial payments and prepaid telephone cards, holograms, and engraving and printing of corporate and government securities and other secure documents. Sales to the United States government were 15%, 26% and 34% of consolidated sales for the years ended December 31, 1995, 1994 and 1993, respectively. Sales to a customer in Brazil (national telephone company) were 13% of consolidated sales for the year ended December 31, 1995.

10. Supplemental Cash Flow Information: Cash tax payments, for the year ended December 31, 1995, 1994 and 1993 amounted to approximately $3.7 million, $1.6 million and $3.5 million,, respectively. Cash interest payments for the years ended December 31, 1995, 1994 and 1993, amounted to approximately $21.9 million, $16.2 million and $13.8 million, respectively. As a result of the beneficial effects of an interest rate swap agreement that was entered into in July 1992, net cash interest payments of $0.9 million and $1.3 million were received, in the years ended December 31, 1994 and 1993, respectively, however, in 1995 net cash payments of $0.6 million were made. The interest rate swap agreements were

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     terminated in December 1995 at an approximately break-even cost to the Company.

11. Cash and Cash Equivalents: All highly liquid investments with a maturity of three months or less, when purchased, are considered to be cash equivalents.

12. Marketable Securities: Such current investments are held for trading purposes and changes in the market value are reflected in earnings.

13. Foreign Exchange Losses, Net: ABNB's financial statements are translated into dollars from the local currency. The foreign exchange translation loss represents the Company's translation of local currency into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation," which provides for appropriate accounting treatment of ABNB's exchange rate volatility in a hyper-inflationary economy. As a result, the translation adjustment is recorded as a period cost in accordance with SFAS No. 52.

14.  Condensed Financial Information and Geographic Area Data:
     The 10-3/8% Senior Notes are secured by a pledge of all issued capital stock of its wholly-owned subsidiaries ABN and ABNH, and by a pledge of 65% of ABNB. ABN, ABNH and the 77.5% interest owned in ABNB constitutes substantially all the assets of the Company (see Note F - Long-Term Debt). ABNB is domiciled in Brazil, and all other subsidiaries of the Company are domiciled in the United States.

     The following condensed consolidating financial information illustrates the composition of the pledged subsidiaries and provides additional material information which is useful in assessing the financial composition of the pledged subsidiaries. Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the condensed consolidating financial information. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. Intercompany investments and transactions are eliminated in consolidations.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following are the condensed financial statements (amounts in millions):

                                                Condensed Balance Sheets
                                         Domestic  Foreign   Elim.     Consol.

As at December 31, 1995
     Cash and cash equivalents             $16.5     $7.0                $23.5
     Marketable securities                   3.0                           3.0
     Accounts receivable, net               18.0     14.0                 32.0
     Other receivables                       6.6      1.2                  7.8
     Inventories                            12.3     10.9                 23.2
     Deferred income tax benefits            5.7      0.3                  6.0
     Prepaid expenses                        3.3      1.5                  4.8
     Property, plant and equipment, net    176.6     49.4                226.0
     Other assets                           72.9      8.8   ($63.4)       18.3
     Goodwill                                9.5     25.3      .          34.8
     Total assets                         $324.4   $118.4   ($63.4)     $379.4

     Total current liabilities             $24.5    $20.8                $45.3
     Senior debt, net of discounts         191.1      3.0                194.1
     Other non-current liabilities          14.5      5.7                 20.2
     Deferred income taxes                  53.9      6.7                 60.6
     Minority interest                      18.8                          18.8
     Total stockholders' equity             40.4     63.4    ($63.4)      40.4
     Total liabilities and stockholders'
         equity                           $324.4   $118.4    ($63.4)    $379.4



As at December 31, 1994
     Cash and cash equivalents             $29.7      $2.0               $31.7
     Marketable securities                   0.6                           0.6
     Accounts receivable, net               37.2       6.6                43.8
     Other receivables                       3.9       0.9                 4.8
     Inventories                            13.1       7.4                20.5
     Deferred income tax benefits            5.3       0.4                 5.7
     Prepaid expenses                        2.3       0.1                 2.4
     Property, plant and equipment, net    188.9      26.9               215.8
     Other assets                           73.8       7.2  ($57.0)       24.0
     Goodwill                                9.8      23.9    .           33.7
     Total assets                         $364.6     $75.4  ($57.0)     $383.0

     Total current liabilities             $32.1     $11.4               $43.5
     Senior debt, net of discounts         191.2                         191.2
     Other non-current liabilities          11.3       4.9                16.2
     Deferred income taxes                  67.2       2.1                69.3
     Total stockholders' equity             62.8      57.0  ($57.0)       62.8
     Total liabilities and stockholders'
        equity                            $364.6     $75.4  ($57.0)     $383.0

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         Condensed Statements of Operations
                                        Domestic  Foreign   Elim's    Consol.
Year Ended December 31, 1995
     Sales *                            $108.1     $ 98.1              $206.2
     Cost of goods sold                   76.5       72.5               149.0
     Selling and administrative           30.0        9.9                39.9
     Restructuring costs                  14.3                           14.3
     Depreciation and amortization         9.3        5.6                14.9
                                         130.1       88.0               218.1

                                         (22.0)      10.1               (11.9)

     Interest expense                    (23.1)                         (23.1)
     Foreign exchange gain (loss), net                  -                   -
     Other income (expense), net           8.5         .2   $(5.9)        2.8
     Income (loss) before provision for
       income taxes and
       minority interest                 (36.6)      10.3    (5.9)      (32.2)
     Provision for income taxes          (14.2)       2.8       .       (11.4)
     Income (loss) before
       minority interest                 (22.4)       7.5    (5.9)      (20.8)
     Minority interest                      .         1.6       .         1.6
        Net income (loss)               $(22.4)    $  5.9   $(5.9)     $(22.4)

Year Ended December 31, 1994
     Sales *                            $150.0     $ 58.1              $208.1
     Cost of goods sold                   94.9       36.0               130.9
     Selling and administrative           29.8        9.2                39.0
     Restructuring costs and other costs   7.0                            7.0
     Depreciation and amortization         9.3        3.8                13.1
                                         141.0       49.0               190.0

                                           9.0        9.1                18.1

     Interest expense                    (21.0)                         (21.0)
     Foreign exchange (loss), net                    (7.0)               (7.0)
     Other income (expense), net           3.9         .2   $ (2.3)       1.8
     Income (loss) before provision for income
       taxes and extraordinary item       (8.1)       2.3     (2.3)      (8.1)
     Provision for income taxes           (2.4)         .        .       (2.4)
     Income (loss) before
       extraordinary item                 (5.7)       2.3     (2.3)      (5.7)
     Extraordinary item                    (.1)        .         .        (.1)
        Net income (loss)               $ (5.8)     $  2.3  $ (2.3)    $ (5.8)

Year Ended December 31, 1993
     Sales *                            $166.5      $ 33.6             $200.1
     Cost of goods sold                  103.6        13.6              117.2
     Selling and administrative           29.5         4.5               34.0
     Restructuring costs                  12.0                           12.0
     Depreciation and amortization         9.6         1.6               11.2
                                         154.7        19.7              174.4

                                          11.8        13.9               25.7

     Interest expense                    (14.6)                         (14.6)
     Foreign exchange loss, net                       (5.2)              (5.2)
     Other income (expense), net           6.6          .2   $ (6.6)       .2
     Income before provision for income
       taxes and minority interest         3.8         8.9     (6.6)      6.1
     Provision for income taxes            2.0         2.3       .        4.3
     Income before minority interest       1.8         6.6     (6.6)      1.8
     Minority interest                      .2          .        .         .2
        Net income                      $  1.6       $ 6.6   $ (6.6)    $ 1.6

     * Represents sales to unaffiliated customers. Foreign subsidiaries sales are to customers in South America.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          Condensed Statements of Cash Flows
                                          Domestic  Foreign   Elim's  Consol.

Year Ended December 31, 1995
     Net cash- operating activities       $ (15.9)    $  11.4  $  .   $ (4.5)
     Investing activities
        Investment in affiliates              (.6)                       (.6)
        Proceeds from sales of assets         4.9                        4.9
        Capital expenditures                 (1.2)       (9.2)    .    (10.4)
     Net cash - investing activities          3.1        (9.2)    .     (6.1)
     Financing activities
        Proceeds from bank financings                     3.4            3.4
        Other                                (0.4)          .     .     (0.4)
     Net cash - financing activities         (0.4)        3.4     .      3.0
     Effect of foreign currency exchange rate
        changes on cash and cash equivalents   .         (0.6)    .     (0.6)
     Net increase (decrease)                (13.2)        5.0           (8.2)
     Cash and cash equivalents:
     Beginning of period                     29.7         2.0     .     31.7
     End of period                        $  16.5     $   7.0  $  .   $ 23.5

Year Ended December 31, 1994
     Net cash - operating activities      $  (3.5)     $  5.8  $  .    $ 2.3
     Investing activities
        Proceeds from sale of assets          1.7                        1.7
        Capital expenditures                 (3.2)       (6.9)    .    (10.1)
     Net cash - investing activities         (1.5)       (6.9)    .     (8.4)
     Financing activities
        Proceeds from 11 5/8% Senior Notes   63.7                       63.7
        (Repayment) proceeds from bank
        financings                          (40.0)                     (40.0)
        Other                                (0.8)          .     .     (0.8)
     Net cash - financing activities         22.9           .     .     22.9
     Effect of foreign currency exchange
        rate changes on cash and
        cash equivalents                       .         (0.5)    .     (0.5)
     Net increase (decrease)                 17.9        (1.6)          16.3
     Cash and cash equivalents:
     Beginning of period                     11.8         3.6     .     15.4
     End of period                         $ 29.7       $ 2.0   $ .    $31.7

Year Ended December 31, 1993
     Net cash - operating activities       $  9.8       $ 2.7   $ .    $12.5
     Investing activities
        Acquisition of subsidiary                               (38.1) (38.1)
        Investment in subsidiary            (40.0)               40.0
        Repurchase of minority interest     (15.0)                     (15.0)
        Capital expenditures                 (3.0)       (1.2)          (4.2)
        Repayment of loans and other          0.7          .       .     0.7
     Net cash - investing activities        (57.3)       (1.2)    1.9  (56.6)
     Financing activities
        Proceeds from bank financings        40.0                       40.0
        Other                                (2.0)       (0.1)     .    (2.1)
     Net cash - financing activities         38.0        (0.1)     .    37.9
     Effect of foreign currency exchange rate
        changes on cash and cash equivalents   .          0.3      .     0.3
     Net increase (decrease)                 (9.5)        1.7     1.9   (5.9)
     Cash and cash equivalents:
     Beginning of period                     21.3         1.9    (1.9)  21.3
     End of period                         $ 11.8       $ 3.6    $ .   $15.4

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. Export Sales: US Export sales were 7%, 12% and 10% of consolidated sales for the years ended December 31, 1995, 1994 and 1993, respectively.

Note B - Inventories

Inventories consist of the following (in thousands):
                                          December 31
                                      1995           1994

     Work in process               $ 15,874        $ 12,963
     Raw materials and supplies       7,369           7,534
                                   $ 23,243        $ 20,497

Note C - Property, Plant and Equipment

Property, plant and equipment consist of the following (in
thousands):
                                          December 31
                                     1995            1994

     Land                         $  2,727         $  2,727
     Buildings and improvements     20,858           19,090
     Rolls and dies                177,154          177,300
     Machinery, equipment
        and fixtures                70,368           54,196
     Leasehold improvements          1,522            3,335
     Construction in progress          260            3,728
                                   272,889          260,376
     Accumulated depreciation
       and amortization             46,915           44,517
                                  $225,974         $215,859

Note D - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):
                                        December 31
                                    1995            1994

     Accounts payable - trade      $ 11,335       $ 10,633
     Accrued expenses                 2,893          9,924
     Customers' advances              7,026          6,656
     Salaries and wages               5,666          5,645
     Restructuring and merger-
       related accruals               8,838          4,202
     Interest payable                 4,291          3,550
     Other                            4,934          2,505
                                   $ 44,983       $ 43,115

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note E - Income Taxes

The Company complies with SFAS No. 109 "Accounting for Income Taxes" which requires the asset and liability approach to accounting for income taxes and that deferred tax liabilities and assets be adjusted in the period of enactment for the effect of a change in tax laws or rates. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements.

In 1995 and 1993 the Company adjusted its deferred tax assets and liabilities for the estimated effect of a decrease in Brazil's tax rates enacted in the fourth quarter of 1995 and an increase in the US federal corporate tax rates enacted in the third quarter of 1993. The effect of these non-cash items was to decrease deferred income taxes in 1995 and increase deferred income taxes in 1993. Accordingly, the net loss decreased by $2.8 million or $.15 per share in 1995 and net income decreased by $1.5 million or $.08 per share in 1993.

As a result of Brazilian tax legislation, effective for tax years after 1995, the 15% dividend withholding tax on post 1995 earnings was eliminated. The unrepatriated earnings of ABNB at December 31, 1995 is approximately $16.7 million. Approximately $11.2 million of such earnings have already been subject to US tax. The remainder is subject to US tax when repatriated and may be partially offset by US foreign tax credits when repatriated.

Pre-tax income from foreign operations in 1995, 1994 and 1993 was $10.3 million, $2.3 million and $8.9 million, respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company files a US corporate consolidated federal income tax return which includes its subsidiaries. The provision for income taxes, for the years ended December 31, follows (in thousands):
                                            1995      1994      1993
  Current
    Federal                              $    -    $    -    $    748
    Foreign                                4,755        -       2,131
    State and local                          536       656      1,324
      Total current portion                5,291       656      4,203

  Deferred
    Federal                              (14,209)   (2,892)      (833)
    Adjustments due to rate changes       (2,837)       -       1,500
    Foreign                                  844       (31)       124
    State and local                         (448)     (134)      (705)
      Total deferred portion             (16,650)   (3,057)        86
  Total provision for income taxes      $(11,359)  $(2,401)   $ 4,289

A reconciliation of the provisions for income taxes recorded and the amount computed by applying the federal income tax statutory rate follows (in thousands):
                                           1995      1994        1993

  Pre-tax income (loss)                 $(32,211)  $ (8,102)   $  6,144

  Statutory tax on pre-tax income       $(10,952)  $ (2,755)   $  2,089
     Adjustments due to rate changes      (2,837)        -        1,500
     Difference between federal and
      Brazilian statutory rates            1,390          -           -
     Non-deductible goodwill                 601
     State and local income taxes, net of
      federal benefit                         58        345         409
     Other                                   381          9         291
          Income tax provision          $(11,359)  $ (2,401)   $  4,289

The Company generated approximately $2.1 million of foreign tax credits in 1993, of which $1.3 million was utilized in 1993. A valuation allowance of $0.8 million was established for the remaining amount. In 1995 and 1994, there were no foreign taxes creditable against federal taxes. In 1993, the Company was taxed under the alternative minimum tax method. The Company has an alternative minimum tax credit carry forward of approximately $0.8 million, which is available to offset future taxable income pursuant to the US federal tax laws. In addition, in 1995 and 1994, the Company generated net operating loss carry forwards of approximately $21.4 million and $2.8 million, respectively which are scheduled to expire in the years 2010 and 2009 respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of the items comprising the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                                  December 31
                                                1995         1994
  Current deferred tax assets:
    Accrued expenses deductible when paid $ 2,945 $ 1,753 Tax benefit of operating loss carry
      forwards and tax credits                      -       2,930
    Other temporary differences                  3,038      1,002
      Total current deferred tax assets        $ 5,983    $ 5,685

  Non-current deferred tax assets              $16,176    $ 5,680

  Deferred tax liabilities:
    Difference between book and tax basis of assets
      acquired in acquisitions and mergers    $ 68,837    $66,535
    Excess tax over book depreciation            5,882      5,185
    Other temporary differences                  2,036      3,279
      Total deferred tax liabilities            76,755     74,999

    Non-current deferred tax assets:
    Tax benefit of operating loss carry
      forwards and tax credits                 (8,929)          -
    Restructuring expenses
      deductible when paid                     (3,205)          -
    Other temporary differences                (4,042)     (5,680)
    Total non-current deferred tax assets      16,176)     (5,680)
          Net deferred tax liabilities       $ 60,579     $69,319


Note F - Long-Term Debt
Long-term debt consists of the following (in thousands):
                                                 December 31
                                              1995        1994
  Senior Debt:
    10-3/8% Senior Notes, due June 1, 2002   $126,500   $126,500
    11-5/8% Senior Notes, due August 1, 2002,
      net of unamortized original issue
      discount of $1,120 and $1,221            63,880     63,779
    Other long-term obligations                 4,108      1,272
    Less current portions                        (332)      (359)
       Net long-term debt                    $194,156   $191,192

The 10-3/8% Senior Notes due June 1, 2002 (the "10 3/8 Senior Notes") are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 1997, at stated redemption prices. Equal mandatory sinking fund payments on June 1, 2000 and June 1, 2001 are calculated to retire an aggregate of 50% of the original principal amount of the 10-3/8% Senior Notes.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The 10-3/8% Senior Notes are senior indebtedness of the Company and rank equally in right of payment, on a pari passu basis, with all existing and future senior indebtedness of the Company. The 10-3/8% Senior Notes are secured by a pledge on all the issued and outstanding shares of capital stock of the Company's wholly-owned subsidiaries, ABN and ABNH, and by a pledge of 65% of the shares of ABNB. ABN, ABNH and the 77.5% interest owned in ABNB constitute substantially all of the assets of the Company. The 10-3/8% Senior Notes' covenants restrict, among other things, incurrence of additional debt by the Company and its subsidiaries, cash dividends on and redemptions of capital stock of the Company and its subsidiaries, mergers, sales of assets, sale and leaseback transactions, liens, transactions with affiliates and issuance of preferred stock by subsidiaries and prohibit certain limitations on distributions from subsidiaries of the Company.

To allow the Company greater flexibility in tax planning strategies, the Company amended its 10 3/8% Senior Notes in 1994 to allow the release of 35% of ABNB's capital stock from the pledge.
In 1995, these shares were released from the pledge.

In May, 1994, the Company completed a private placement of $65 million principal amount of 11-5/8% Senior Notes due August 1, 2002 (the "11-5/8% Senior Notes"). A portion of the proceeds was used to prepay all outstanding bank borrowings.

The 11-5/8% Senior Notes were issued at 98.028% of par and are redeemable at the Company's option, in whole or in part, on and after August 1, 1998, at stated redemption prices with accrued interest. The 11-5/8% Senior Notes are unsecured senior indebtedness of the Company and rank equally in right of payment, on a pari passu basis, with all existing and future senior indebtedness of the Company. The 11-5/8% Senior Notes restrict, among other things, incurrence of additional debt, cash dividends on and redemptions of capital stock, mergers, sales of assets, sale and leaseback transactions, liens, and transactions with affiliates, and prohibit certain limitations on distributions from subsidiaries of the Company.

In connection with the above 1994 prepayment of all outstanding bank borrowings, the Company wrote off as an extraordinary charge to income, $0.1 million of existing deferred debt expense and unamortized discounts net of associated tax benefits.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The 11-5/8% Senior Notes are effectively subordinated to the 10-3/8% Senior Notes to the extent of the value of the above collateral pledged to secure the 10-3/8% Senior Notes, which constitutes substantially all the assets of the Company.

At December 31, 1995, the Company had made all required interest payments and was in compliance with the covenants of the 10-3/8%
Senior Notes and the 11-5/8% Senior Notes.

The fair value of the 10-3/8% Senior Notes and the 11-5/8% Senior Notes based on market quotes at December 31, 1995 was approximately $84.8 million and $39.0 million, respectively and at December 31, 1994 was approximately $107.5 million and $57.2 million, respectively. The fair value of all other debt approximates its carrying value. The market values are not necessarily indicative of the price at which the Company could acquire this indebtedness.

On January 26, 1996, the Company's subsidiaries, ABN and ABNH ("Borrowers"), entered into a three-year $20 million revolving credit facility with Chemical Bank, N.A. (the "Credit Agreement") as co-borrowers. The Credit Agreement is a committed facility and replaces a credit facility which expired in October 1995. The Credit Agreement is available for general working capital purposes and letters of credit and expires on October 30, 1998.

Under the Credit Agreement interest is based upon the lenders Alternate Base Loan Rate (as defined) plus 1.00%, or at the Company's option, LIBOR plus 2.50% and certain covenants apply which include but are not limited to, interest coverage ratios, EBITDA minimums, limitations on indebtedness, capital expenditures, sales of assets and acquisitions and restrictions on the payment of cash dividends. The Credit Agreement is an asset-based facility secured by accounts receivable and inventory of the Borrowers and the borrowings are subject to a borrowing base. At December 31, 1995, the Company would have had available approximately $10.0 million under the Credit Agreement.

Principal maturities of long-term debt follow: 1996 - $0.3 million, 1997 - $1.7 million, 1998 - $1.4 million, 1999 - $0.1 million, 2000
- - $48.0 million, 2001 and thereafter - $144.1 million.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 1995, the existing interest rate swap and interest rate cap agreements based upon a $60 million notional amount were terminated at no cost to the Company. The Company has no contingent liability under these agreements. The effect of these agreements increased interest expense in 1995 and 1994 by approximately $0.3 million and $0.1 million, respectively, and reduced 1993 interest expense by approximately $1.3 million. The Company does not expect to enter into any new agreements.

Note G - Capital Stock

The Company is authorized to issue 5,000,000 shares of Preferred
Stock, with such terms as the Board of Directors may determine.

In 1994, the Board of Directors adopted a Preferred Stock Purchase Rights Plan pursuant to which it declared a dividend of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of Common Stock on March 24, 1994. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of preferred stock of the Company, designated as Series A Junior Preferred Stock, at a price of $15.50. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Company's voting stock or if a party announces an offer to acquire 30 percent or more of the voting stock. The Rights will expire on March 24, 2004. Upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company's stock or shares in an "acquiring entity" at half of market value. The Company will generally be entitled to redeem the Rights at $.01 per right at any time until the tenth day following the acquisition of 15 percent of its voting stock by an acquirer. The Rights are not exercisable if redeemed by the Board of Directors.

In 1993, the Company issued to the operating management of the Company warrants expiring in 2000 ("Performance Warrants") for the purchase of 250,000 shares of Common Stock. In 1994 and 1993, Performance Warrants for 43,000 and 30,500 common shares were exercised at $.011 per share. At December 31, 1995, Performance Warrants for 176,500 common shares are outstanding and exercisable.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1995, the Board of Directors issued warrants to purchase 200,000 shares of Common Stock over a three year period at an exercise price of $2.213 which was the market price at the date of grant.
At December 31, 1995, the warrants for 200,000 common shares are outstanding and exercisable.

In 1993, all outstanding shares of Convertible Preference Stock
(the "Preference Stock") were redeemed and in 1993 prior to redemption, 29,557 shares were converted into approximately 13,700 shares of Common Stock and cash.

In 1994 and 1993, pursuant to a Common Stock repurchase program, the Company purchased 143,500 shares and 87,500 shares, respectively.

At December 31, 1995, approximately 4,755,000 shares of Common
Stock were reserved for warrants, performance plans, deferred stock and compensation plans and stock options.

Note H - Stock Option Plans

Under the Company's Long-Term Performance Plan for officers and other key employees (the "LTP Plan"), the Compensation Committee (the "Committee") may grant to key employees awards up to a maximum of 1,500,000 shares of Common Stock, as stock options, stock appreciation rights, restricted stock, performance shares, or other stock based awards. The maximum grant to any one participant is limited to no more than 250,000 shares. Options are granted at not less than the market price on the date of grant and become exercisable in equal amounts over a three year period from the date of grant. In 1994, the Committee authorized the issuance of 90,000 shares of restricted stock under the LTP Plan that become fully vested to the employees after three years. The market value of the shares on its date of grant was approximately $2.87 per share and the cost of the grant based on the market price is being amortized evenly over the vesting period. At December 31, 1995, 993,500 shares were available for awards under the LTP Plan.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of changes in options issued pursuant to the above plan is as follows:

  Outstanding at December 31, 1993          -        -        -
    Granted in 1994                       144,500   $2.94
    Canceled                               (4,000)  $2.94
  Outstanding at December 31, 1994        140,500   $2.94
    Granted in 1995                       285,000   $2.19 - $2.25
    Canceled                               (9,000)  $2.94
  Outstanding at December 31, 1995        416,500   $2.19 - $2.94

At December 31, 1995, options for 43,839 shares were exercisable.

Under the Company's Executive Incentive Plan, for Executive Officers (the "Executive Incentive Plan") the Committee may grant awards up to a maximum of 900,000 shares of Common Stock. In 1995, an award for 91,875 shares was issued in lieu of a cash bonus and the shares vest evenly over a three year period. At December 31, 1995, approximately 808,125 shares were available for the granting of awards and no shares were vested at December 31, 1995.

Under the Deferred Stock and Compensation Plan for Non-Employee Directors (the "Directors Plan") 200,000 shares of Common Stock may be issued. Under the Directors Plan, each director is to receive rights to the equivalent of 1,300 shares of Common Stock annually following election to the Board of Directors. In 1995 and 1994, an aggregate of 5,850 and 5,200 common share equivalents, respectively, were granted. The market values of the equivalent shares on the date of grant was approximately $2.19 and $3.69, respectively, per share. The aggregate cost is charged to income. At December 31, 1995, 188,950 shares were available under the plan.

The 1990 Employee Stock Option Plan (the "Plan") provides that options to purchase shares of Common Stock may be granted at a price determined by the Stock Option Committee of the Board of Directors (the "Option Committee"); the exercise period may be fixed by the Option Committee, but not to exceed ten years; and only employees of the Company and its subsidiaries may be granted options under the Plan. The options generally become exercisable in equal amounts over three years from the date of grant.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The maximum number of shares available for grant pursuant to the Plan, as amended, is 11% of the number of shares of the Company's Common Stock authorized and issued or approximately 2,116,000 shares. At December 31, 1995, approximately 675,000 shares were available for the granting of options under the Plan.

A summary of changes in options issued pursuant to the above plan is as follows:

  Outstanding at December 31, 1992        1,380,750      $1.81 - 6.19
    Granted in 1993                         312,500      $6.31 - 6.63
    Canceled                                 (3,000)     $6.00
    Exercised                               (84,967)     $1.81 - 3.94
  Outstanding at December 31, 1993        1,605,283      $1.81 - 6.63
    Granted in 1994                         275,000      $3.38 - 8.44
    Canceled                               (233,000)     $4.38 - 6.31
    Exercised                               (61,000)     $1.88 - 2.11
  Outstanding at December 31, 1994        1,586,283      $1.81 - 8.44
    Canceled in 1995                       (336,000)     $1.88 - 8.44
    Exercised                               (10,000)     $1.81
  Outstanding at December 31, 1995        1,240,283      $1.81 - 6.63

At December 31, 1995, options for 1,140,784 shares were exercisable.

During 1993 and 1992 options were granted under the Non-Employee Directors Plan to purchase 20,000 and 40,000 shares at a per share exercise price of $7.44 and $6.13, respectively, and are exercisable in equal amounts over three years from the date of grant. In 1994, options for 15,000 shares at an exercise price of $7.44 were canceled. At December 31, 1995, options for 43,334 shares were exercisable. No further options may be granted pursuant to the Non-Employee Directors Plan.

Note I - Employee Benefits Plans

Postretirement Health Care and Life Insurance Plans. The Company provides certain health care and life insurance benefits for eligible retired employees. The Company's employees, including employees subject to certain collective bargaining agreements, may become eligible for these benefits if they reach normal retirement age, with certain service requirements, while working for the Company.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1993, the Company adopted SFAS No. 106. This Statement requires the accrual of the estimated cost of retiree benefit payments other than pensions during the years an employee provides services. The cost of these benefits, which are principally health care and life insurance, were previously expensed as incurred, although approximately $3.6 million was recorded in connection with the acquisition of ABN in 1990. The plan is not being funded; thus there are no assets or expected return on assets. The Company has elected to record the previously unrecognized obligation of approximately $4.2 million over a twenty year period. Benefits for active and retired employees are provided for through insured and self-funded plans.

The following table sets forth the status of this obligation:

                                                      December 31
                                                   1995         1994

  Accumulated postretirement benefit obligation
 (in thousands):
    Retirees                                      $ 7,329      $ 6,295
    Eligible active plan participants                 419          568
    Other active plan participants                  1,812        2,054
      Accumulated postretirement benefit
      obligation                                    9,560        8,917
    Unrecognized transition obligation             (3,119)      (3,758)
    Unrecognized net loss                          (1,018)        (627)
      Accrued postretirement benefit obligation   $ 5,423      $ 4,532

     Net postretirement benefit cost consisted of the following components (in thousands):

                                                   1995         1994

  Service cost-benefits earned                   $    154     $    190
    Interest cost on accumulated postretirement
     benefit obligation                               715          627
    Partial plan termination (1)                      430            -
    Amortization of transition obligation             209          209
       Net postretirement benefit cost           $  1,508     $  1,026

     (1) In connection with the 1995 restructuring, a portion of the previously unrecognized transition obligation was charged to the restructuring reserve.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, as of January 1, 1995, was 12.00% for 1995 decreasing each successive year until it reaches 6.0%, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 14.1%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1995 and 8.5% at December 31, 1994.

Postretirement Plans. The Company is obligated to make regular defined contributions to several multi-employer plans and contributions to one single employer defined benefit pension fund, under the terms of various union contracts. The aggregate contribution to such multi-employer plans for retirement and welfare benefits was approximately $1.7 million, $1.8 million, and $1.9 million for the years ended December 31, 1995, 1994 and 1993,
respectively.   Retirement benefits are also provided by the
Company, to eligible union and nonunion employees, through defined contributions to an employees' retirement plan; the aggregate contribution to such plan and charged to operations was $1.2 million, $1.5 million, and $1.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company has a trusteed, noncontributory defined benefit pension plan which covered substantially all employees of a company acquired in 1990. As of December 31, 1990, the plan was frozen for the nonunion employees and in 1992 for union employees who became participants in the Company's defined contribution employees' retirement plan. Benefits under the noncontributory defined benefit plan were based on years of service and average final compensation. The funding policy is to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. The net pension expense for the Company's defined benefit pension plan was approximately $0.2 million, $0.1 million, and $0.1 million in 1995, 1994 and 1993, respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth the 1995 and 1994 funded status and amounts recognized for the Company's defined benefit pension plan in the consolidated balance sheet (in thousands):
                                                  1995           1994
  Actuarial present value of accumulated
    plan benefits, including vested
    benefits of $8,798 and $7,058                  $ 8,862       $ 7,157

  Projected benefit obligation for service
    rendered to date                               $ 8,862       $ 7,157
  Plan assets at fair value, primarily equity
    securities .                                     7,612         6,113
        Accrued pension liability                  $ 1,250       $ 1,044

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 8.5% as of December 31, 1995 and 1994. The expected long-term rate of return was 8.5% in 1995 and in 1994.

The Company adopted, as of April 1, 1994, a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are based on years of service and average final compensation. The plan is unfunded and benefits will be paid from the assets of the Company.

The following table sets forth at the status of this obligation at:
                                               December 31
                                                     1995           1994

  Accumulated benefit                              $ 1,501         $ 1,072

  Projected benefit obligation (equals funded      $ 2,706          $2,249
  Prior service cost                                (1,558)         (1,689)
  Unrecognized net loss                               (362)           (253)
  Preliminary accrued pension costs                    786             307
  Additional minimum liability*                      1,116             765
  Accrued pension cost for financial statements    $ 1,902         $ 1,072

     *There is an intangible asset equal to the additional minimum liability reported.

Net periodic pension cost consisted of the following components (in thousands):
                                                     1995           1994

  Service cost-benefits earned                     $  185          $  124
  Interest cost on projected benefit obligation       191             106
  Amortization of prior service cost                  103              77
       Net periodic pension cost                   $  479          $  307

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 8.5% as of December 31, 1995 and 1994. The expected long-term rate of return is not applicable as benefits are not funded. The above is from the adoption date.

Note J - Restructuring Costs

In 1995, the Company recorded a pre-tax restructuring charge of approximately $14.3 million pursuant to a restructuring plan developed by management for the Company's domestic security printing operations, including the relocation and downsizing of its corporate offices.

The restructuring charge provided for those reasonably estimable costs resulting from the plan including costs that are: (i) associated with and will not benefit activities that will continue or generate future revenue and are incremental as a result of the plan (ii) incurred under contractual agreements (i.e. leases and employment agreements) that existed prior to the commitment date that provide no future economic benefit; or (iii) related to asset impairments and writedowns resulting directly from the plan. The plan is expected to be substantially completed in the second quarter of 1996.

Under the plan, the Company will reduce the domestic workforce by 27 percent and has provided a $2.9 million reserve for severance and related costs.

Asset valuations and writedowns accounted for $5.0 million of the charge which reduced certain assets to their net realizable value and primarily relates to equipment not being relocated and leasehold improvements.

Lease and other facility obligations accounted for $6.4 million of the charge for the facilities to be closed in 1996.

Restructuring activities in 1994 and 1993 relate primarily to the closing of ABN's Los Angeles plant. Remaining obligations under this restructuring relate to lease commitments.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following represents the Company's restructuring activities for the periods indicated (in millions):

                              Severance     Asset           Leases
                              and Related   Revaluations    and other
                              Costs         and Writedowns  Obligations  Total

  Restructuring charge 1993    $ 2.4          $ 2.7           $ 6.9      $12.0
  Noncash items                                (1.0)                      (1.0)
  Cash payments                 (2.1)          (1.7)           (2.8)      (6.6)
  Balance at
    December 31, 1993            0.3             -              4.1        4.4
  Restructuring charge            -              -              5.0        5.0
  Imputed interest                                              0.3        0.3
  Cash payments                 (0.3)            -.            (3.7)      (4.0)
  Balance at
    December 31, 1994             -              -              5.7        5.7
  Restructuring charge           2.9            5.0             6.4       14.3
  Imputed interest                                              0.3        0.3
  Noncash items                 (1.8)          (5.0)             -        (6.8)
  Cash payments                 (0.1)           -.             (1.4)      (1.5)
  Balance at
    December 31, 1995          $ 1.0          $ -.             $11.0      $12.0


Future cash outlays for the remaining restructuring reserve of $12.0 million at December 31, 1995 are anticipated to be $5.1 million in 1996, $2.1 million in 1997, $1.3 million in 1998 and $3.5 million thereafter to 2009.

Note K - Provision for Idle Equipment

In January 1994, the Company was notified that it was not awarded any portion of a contract by the United States Postal Service ("USPS") in response to a competitive bid for postage stamp production. In prior years, the Company made investments in capital equipment intended for use in connection with the products and services supplied to the USPS. As a result of the loss of the business, the Company re-evaluated the net carrying value of capitalized equipment and the cost of operating leases used for postage stamp production and recorded a $2 million provision for the write-down of idle postal equipment.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L - Commitments and Contingencies

In January 1994, Vladimir v. United States Banknote Corporation, et al., and in February 1994, Sinay v. United States Banknote Corporation, et al. were filed in the United States District Court for the Southern District of New York on behalf of a purported class of purchasers of Common Stock between April 1, 1993 and January 6, 1994. Also, in January 1994, Atencio v. Morris Weissman, et al. was filed in the Court of Chancery for the State of Delaware, New Castle County, against various directors and/or officers of the Company, on behalf of a purported class and also derivatively on behalf of the Company which was named as a nominal defendant. In February 1994, Rosenberg v. Morris Weissman, et al. was filed in the same court as Atencio, alleging similar claims to Atencio, but not on behalf of a class of plaintiffs.

The complaints in these four actions allege, among other things, that the Company and the individual defendants knowingly or recklessly caused the market price of its Common Stock to be inflated artificially by making misleading statements and/or omissions of material fact concerning the risk of loss of the Company's stamp printing contracts with the USPS. The Vladimir and Sinay actions seek unspecified damages. The Atencio and Rosenberg actions also assert claims for breach of fiduciary duty by the individual defendants, and allege that certain of the defendants sold Common Stock while in possession of material non-public information and seek recapture of the profits earned by the defendants who purportedly traded, the repayment by the defendants of their 1993 sala7.0% and 8.5% as of December 31, 1995 and 1994. The expected long-term rate of return was 8.5% in 1995 and in 1994.

The Company adopted, as of April 1, 1994, a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are ated persons) who purchased the
Company's stock from April 1, 1993 through January 6, 1994. On February 28, 1996, the Sinay action was voluntarily dismissed. The Atencio and Rosenberg actions have been stayed pending the outcome of the Vladimir action.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On November 1, 1994, the Company filed an action against De La Rue, and its parent, De La Rue Plc in New York State Supreme
Court. The complaint alleges breach of contract in connection with the 1993 purchase of the Company's Brazilian subsidiary from DLR and seeks in excess of $1.5 million in damages. In December 1994, the action was removed by the defendants to the United States District Court for the Southern District of New York. Defendants have filed an answer denying liability and asserting counterclaims. Discovery is presently underway.

On November 2, 1994, an action was commenced against the Company and certain of its directors and officers entitled Thomas De La Rue AG v. United States Banknote Corporation, et al. in the United States District Court for the Southern District of New York. The complaint, as amended, alleges, among other things, breach of contract by the Company in connection with the Brazil purchase agreement and common law fraud based on the alleged failure to disclose the risk of loss of the Company's stamp printing contracts with the USPS and the alleged failure to register the Common Stock paid to DLR expeditiously with the SEC. The complaint seeks unspecified damages as well as $6.8 million for the Common Stock received by DLR in the transaction. On November 20, 1995, plaintiff amended its complaint and eliminated all of its federal securities law claims and the individual defendants following dismissal of certain of DLR's securities law claims by the court. Discovery is presently underway.

The adverse determination of the above-described litigations could have a material adverse effect on the financial condition or results of operations of the Company in the event that the Company's insurance was not available to cover such claims or an award materially in excess of insurance coverage was made. The Company believes, however, that it has good and meritorious defenses to the litigations and intends to vigorously defend against such actions. The Company maintains insurance coverage which presently covers a majority of the expenses of defense of the class action suits and, until November 1995, the DLR suit. In addition to the foregoing, the Company is party to legal proceedings that are considered to be either ordinary, routine litigation incidental to its business or not material to the Company's consolidated financial position.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 1995, the Company had approximately $3.3 million of outstanding letters of credit cash collateralized.

The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2013.
The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

At December 31, 1995, future minimum lease payments under noncancelable operating leases are as follows: $6.6 million in 1996; $7.0 million in 1997; $6.6 million in 1998; $5.7 million in 1999; $5.7 million in 2000; and $10.0 million thereafter.

Net rental expense was $8.0 million, $8.1 million, and $7.0 million for the years ended December 31, 1995, 1994 and 1993, respectively

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M - Quarterly Results of Operations - unaudited

The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 (in thousands, except per share data):

     1995                     1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
                                                              (1)

  Sales                       $49,068   $47,591   $56,783   $ 52,722
  Cost of sales                31,949    38,149    39,414     39,523
    Net income (loss)         $ (797)   $(9,608)  $    53   $(12,063)

   Per share net income (loss) $(.04)    $(.50)     $ .00    $(.63)

(1) In the fourth quarter pre-tax income was charged an aggregate of $14.3 million of restructuring charges (See Note J). The after-tax charge was approximately $11.1 million.

     1994                     1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
                                                               (2)
  Sales                       $43,614   $52,688   $52,890   $58,941
  Cost of sales                24,967    32,174    33,517    40,231
  Income (loss) from operations  (969)     (465)      561    (4,828)
  Extraordinary item (1)         -         (114)        -         -
  Net income (loss)           $  (969)  $  (579)   $  561   $(4,828)


   Per share net income (loss)
     Operations                $ (.05)   $ (.02)    $  .03   $ (.25)
     Extraordinary item             -      (.01)         -        -
       Net Income (loss)       $ (.05)    $(.03)    $  .03   $ (.25)

(1)  In connection with the early extinguishment of indebtedness.
(See Note A 8)
(2) In the fourth quarter, pre-tax income was charged $7.0 million of restructuring charges (See Note J) and $2.0 million for idle equipment (See Note K). The after-tax charge was approximately $5.2 million.

ITEM  9.  Disagreements on Accounting and Financial Disclosure

     None.
     PART III

ITEM 10.  Directors and Executive Officers of the Company

     See Item 13

ITEM 11.  Executive Compensation

     See Item 13

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

     See Item 13

ITEM 13.  Certain Relationships and Related Transactions

     Information required for Items 10, 11, 12 and 13 will be set forth either (I) in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, or (ii) in an amendment to this Report on Form 10-K/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995, and which information is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1)   List of Financial Statements.

         The following consolidated financial statements of American Banknote Corporation and subsidiaries are included in Item 8:

         Consolidated Statements of Operations - Years Ended
         December 31, 1995, 1994 and 1993

         Consolidated Balance Sheets - December 31, 1995 and 1994

         Consolidated Statement of Stockholders' Equity -
         Three Years Ended December 31, 1995

         Consolidated Statements of Cash Flows - Years Ended
         December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

(a)(2)   List of Financial Statement Schedules.

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

(a)(3)   List of Executive Compensation Plans and
Arrangements.

         Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Company, American Bank Note Company and Morris Weissman is hereby incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 1993 (the"1993 10-K").

         Severance Agreement effective as of July 19, 1995 is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "June 30, 1995 10-Q").

         Employment Agreement dated July 24, 1990 between the
         Company and John T. Gorman is hereby incorporated by reference to Exhibit (c)(32) to Amendment No. 3 to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated July 31, 1990 (the "Schedule 13E-3").

         Amendment dated August 31, 1992 to Employment
         Agreement dated July 24, 1990, between the Company and John T. Gorman is hereby incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K").

         Employment Letter effective August 18, 1995 between
         Robert Wilcox and the Company is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "September 30, 1995 10-Q").

         Form of Performance Warrants dated July 25, 1990, issued to Morris Weissman, John T. Gorman and Sheldon Cantor is hereby incorporated by reference to Exhibit (c)(29) to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated April 18, 1990.

         Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K").

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

         Amendments to SERP effective April 1, 1994.*

         Form of severance agreement for designated officers is hereby incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

         Long-Term Performance Plan for key employees is hereby incorporated by reference to Exhibit 10.26 to the 1994 10-K.

         Executive Incentive Plan for executive officers, as amended, is hereby incorporated by reference to Exhibit 10.27 to the 1994 10-K.

         Deferred Stock and Compensation Plan for
         Non-employee Directors is hereby incorporated by reference to
         Exhibit 10.28 of the 1994 10-K.

(b)      Reports on Form 8-K.
         No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(c)      Exhibits.

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

 2.4 Certificate of merger of USBC Acquisition, Inc. with and into USBN-NY is hereby incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

 3.1     Certificate of Incorporation of the Company including
         Amendment No. 1 thereto is hereby incorporated by reference to
         Exhibit 3.1 to the June 30, 1995 10-Q.

 3.2     Certificate of Designation of the Company authorizing
         Preferred Stock as Series A is hereby incorporated by reference to
         Exhibit 4 to the Company's Report on Form 8-A filed April 6, 1994.

 3.3 By-Laws of the Company including amendments thereto are hereby incorporated by reference to Exhibit 3.2 to the June 30, 1995 10-Q.

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

 4.3     First Amendment to the Pledge Agreement dated as of May
         26, 1992 between the Company and Chemical Bank, N.A., dated as of May 23, 1994 is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

 4.4     First Supplemental Indenture relating to 10-3/8% Senior
         Notes due June 1, 2002 between the Company and Chemical Bank, N.A., dated as of May 23, 1994 is hereby incorporated by reference to the June 30, 1994 10-Q.

 4.5 Pledged Share Amendment dated as of July 31, 1995 between the Company and Chemical Bank, as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002.*

 4.6 Indenture dated as of May 1, 1994 between the Company and The First National Bank of Boston as Trustee, relating to the 11-5/8% Senior Notes Due August 1, 1002, Series B, of the Company and Form of Series B Note, is hereby incorporated by reference to
         Exhibit 4.1 and 4.3 to the Company's Registration Statement on Form S-4 dated August 5, 1994.

 4.7     Rights Agreement dated as of March 24, 1994 between the
         Company and Chemical Bank as Rights Agent including the form of Rights Certificate and form of Certificate of Designation is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 24, 1994.

 4.8     Credit Agreement dated as of January 29, 1996, among
         American Bank Note Company and American Bank Note Holographics, Inc., American Banknote Corporation and Chemical Bank, as Agent.*

 4.9     Security Agreement dated as of January 29, 1996, among
         American Bank Note Company and American Bank Note Holographics, Inc. and Chemical Bank, as Agent.*

10.1 Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Company, American Bank Note Company and Morris Weissman is hereby incorporated by reference to Exhibit
         10.1 to the 1993 10-K.

10.2 Severance Agreement effective July 19, 1995 is hereby incorporated by reference to Exhibit 10.1 to the June 30, 1995 10-Q.

10.3     Employment Agreement dated July 24, 1990 between the
         Company and John T. Gorman is hereby incorporated by reference to Exhibit (c)(32) to the Schedule 13E-3.

10.4 Amendment dated August 31, 1992 to Employment Agreement dated July 24, 1990, between the Company and John T. Gorman is hereby incorporated by reference to Exhibit 10.3 to the 1992 10-K.

10.5     Employment Letter effective August 18, 1995 between
         Robert Wilcox and the Company is hereby incorporated by reference to the September 30, 1995 10-Q.

10.6 Form of Performance Warrants dated July 25, 1990, issued to Morris Weissman, John T. Gorman and Sheldon Cantor is hereby incorporated by reference to Exhibit (c)(29) to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated April 18, 1990.

10.7 Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.37 to the 1991 10-K.

10.8     Amendment dated September 23, 1993 to Amended and
         Restated 1990 Employee Stock Option Plan dated as of February 19, 1992, is hereby incorporated by reference to Exhibit 10.13 to the 1993 10-K.

10.9 1992 Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit
         10.38 to the 1991 10-K.

10.10    Amendment dated as of June 11, 1992 to the 1992
         Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.16 to the 1992 10-K.

10.11 Supplemental Executive Retirement Plan ("SERP") of the Company effective as of April 1, 1994, is hereby incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 33-79726) filed July 18, 1994.

10.12    Amendments to SERP effective April 1, 1994.*

10.13 Form of severance agreement for designated officers is hereby incorporated by reference to Exhibit 10.25 to the 1994 10-K.

10.14 Long-Term Performance Plan for Key employees is hereby incorporated by reference to Exhibit 10.26 to the 1994 10-K.

10.15 Executive Incentive Plan for executive officers, as amended, is hereby incorporated by reference to Exhibit 10.27 to the 1994 10-K.

10.16    Deferred Stock and Compensation Plan for
         Non-employee Directors is hereby incorporated by reference to
         Exhibit 10.26 to the 1994 10-K.

10.17    Sublease dated January 31, 1996 between Grow Group,
         Inc. and the Company for the Company's headquarters at 200 Park Avenue, New York.*

10.18    Real Estate Rental Agreement, dated February 29,
         1996, between Walter Torre Junior LTDA. And American Bank Note Company Grafica E Servicos Ltda for property located in Barueri, Sao Paulo, Brazil.*

10.19 Agreement of Lease, dated as of July 23, 1992, between Robert Martin Company and American Banknote Holographics, Inc. is hereby incorporated by reference to Exhibit 10.17 to the 1992 10-K.

10.20 Stock Purchase Agreement dated as of June 7, 1993, between the Company and Thomas De La Rue AG, relating to the acquisition of Thomas De La Rue Grafica e Servicos Ltda is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 1993 (the "June 23, 1993 8-K").


10.21 Stock Purchase Agreement dated as of June 7, 1993, by and among American Bank Note Holographics, Inc., the Company and Thomas De La Rue, Inc. is hereby incorporated by reference to
         Exhibit 10.2 to the June 23, 1993 8-K.

10.22 Stock Purchase Agreement dated as of June 7, 1993, by and among De La Rue Holographics Limited (Amblehurst Limited), De La Rue plc and the Company is hereby incorporate by reference to
         Exhibit 10.3 to the June 23, 1993 8-K.

10.23    Non-Exclusive Patent License Agreement between
         American Bank Note Holographics, Inc. and De La Rue Holographics Limited dated June 23, 1993, is hereby incorporated by reference to
         Exhibit 10.4 to the June 23, 1993 8-K.

10.24    Subscription Agreement dated June 2, 1995 regarding
         Grafica Bradesco Ltda. and ABN-Brazil is hereby incorporated by reference to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated July 10, 1995 (the "July 10, 1995 8-K").

10.25 By-Laws of ABN-Brazil, as amended, are hereby incorporated by reference to the July 10, 1995 8-K.

10.26    Contract dated September 4, 1995 with
         Telecomunicacoes Brasileiras S/A - Telebras for production of telephone cards.*

10.27 Agreement for Services, effective October 1, 1995 between Kelly, Anderson, Pethick & Associates, Inc. and the Company is hereby incorporated by reference to Exhibit 10.2 to the September 30, 1995 10-Q.

11       Computation of per share income (loss).*

21       Subsidiaries of the Registrant.*

23       Independent Auditors' Consent.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANKNOTE CORPORATION
Registrant


By: s/ Morris Weissman
   Morris Weissman
   Chairman and Chief Executive Officer
   March 29, 1996


By: s/ John T. Gorman
   John T. Gorman
   Executive Vice President,
   Chief Financial Officer
   and Chief Accounting Officer
   March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

 s/ Morris Weissman                          s/ C. Gerald Goldsmith
Morris Weissman                              C. Gerald Goldsmith
Director, Chairman and                       Director
Chief Executive Officer                      March 29, 1996
March 29, 1996

 s/ Bette B. Anderson                        s/ Ira J. Hechler
Bette B. Anderson                            Ira J. Hechler
Director                                     Director
March 29, 1996                               March 29, 1996

                                             s/ David S. Rowe-Beddoe
Dr. Oscar Arias S                            David S. Rowe-Beddoe
Director                                     Director
March   , 1996                               March 29, 1996

                          EXHIBIT INDEX
                                                             Page No. in
                                                             Manually
Exhibit No.                                                  Signed Report

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

 2.4 Certificate of merger of USBC Acquisition, Inc. with and into USBN-NY is hereby incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1990.

 3.1   Certificate of Incorporation of the Company including
       Amendment No. 1 thereto is hereby incorporated by reference to Exhibit 3.1 to the June 30, 1995 10-Q.

 3.2   Certificate of Designation of the Company authorizing
       Preferred Stock as Series A is hereby incorporated by reference to Exhibit 4 to the Company's Report on Form
       8-A filed April 6, 1994.

 3.3 By-Laws of the Company including amendments thereto are hereby incorporated by reference to Exhibit 3.2 to the June 30, 1995 10-Q.

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

4.3 First Amendment to the Pledge Agreement dated as of May 26, 1992 between the Company and Chemical Bank, N.A., dated as of May 23, 1994 is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

 4.4 First Supplemental Indenture relating to 10-3/8% Senior Notes due June 1, 2002 between the Company and Chemical Bank, N.A., dated as of May 23, 1994 is hereby incorporated by reference to the June 30, 1994 10-Q.

 4.5 Pledged Share Amendment dated as of July 31, 1995 between the Company and Chemical Bank, as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002.*

 4.6 Indenture dated as of May 1, 1994 between the Company and The First National Bank of Boston as Trustee, relating to the 11-5/8% Senior Notes Due August 1, 1002, Series B, of the Company and Form of Series B Note, is hereby incorporated by reference to Exhibit
       4.1 and 4.3 to the Company's Registration Statement on Form S-4 dated August 5, 1994.

 4.7 Rights Agreement dated as of March 24, 1994 between the Company and Chemical Bank as Rights Agent including the form of Rights Certificate and form of Certificate of Designation is hereby incorporated by reference to Exhibit 1 to the Company's Current
       Report on Form 8-K dated March 24, 1994.

 4.8   Credit Agreement dated as of January 29, 1996, among
       American Bank Note Company and American Bank Note
       Holographics, Inc., American Banknote Corporation and
       Chemical Bank, as Agent.*

4.9    Security Agreement dated as of January 29, 1996, among
       American Bank Note Company and American Bank Note
       Holographics, Inc. and Chemical Bank, as Agent.*

10.1 Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Company, American Bank Note Company and Morris Weissman is hereby incorporated by reference to Exhibit 10.1 to the 1993 10-K.

10.2 Severance Agreement effective July 19, 1995 is hereby incorporated by reference to Exhibit 10.1 to the June
       30, 1995 10-Q.

10.3   Employment Agreement dated July 24, 1990 between the
       Company and John T. Gorman is hereby incorporated by reference to Exhibit (c)(32) to the Schedule 13E-3.

10.4   Amendment dated August 31, 1992 to Employment
       Agreement dated July 24, 1990, between the Company and John T. Gorman is hereby incorporated by reference to Exhibit 10.3 to the 1992 10-K.

10.5    Employment Letter effective August 18, 1995 between
        Robert Wilcox and the Company is hereby incorporated by reference to the September 30, 1995 10-Q.

10.6 Form of Performance Warrants dated July 25, 1990, issued to Morris Weissman, John T. Gorman and Sheldon Cantor is hereby incorporated by reference to Exhibit
       (c)(29) to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated April 18, 1990.

10.7 Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.37 to the 1991 10-K.

10.8    Amendment dated September 23, 1993 to Amended and
        Restated 1990 Employee Stock Option Plan dated as of
        February 19, 1992, is hereby incorporated by reference to Exhibit 10.13 to the 1993 10-K.

10.9 1992 Non-Employee Directors Stock Option Plan dated as of February 19, 1992 is hereby incorporated by reference to Exhibit 10.38 to the 1991 10-K.

10.10   Amendment dated as of June 11, 1992 to the 1992
        Non-Employee Directors Stock Option Plan dated as of
        February 19, 1992 is hereby incorporated by reference to Exhibit 10.16 to the 1992 10-K.

10.11 Supplemental Executive Retirement Plan ("SERP") of the Company effective as of April 1, 1994, is hereby incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Company's Registration
        Statement on Form S-4 (File No. 33-79726) filed July
        18, 1994.

10.12   Amendments to SERP effective April 1, 1994.*

10.13 Form of severance agreement for designated officers is hereby incorporated by reference to Exhibit 10.25 to the 1994 10-K.

10.14 Long-Term Performance Plan for Key employees is hereby incorporated by reference to Exhibit 10.26 to the 1994
        10-K.

10.15 Executive Incentive Plan for executive officers, as amended, is hereby incorporated by reference to Exhibit
        10.27 to the 1994 10-K.

10.16   Deferred Stock and Compensation Plan for Non-employee
        Directors is hereby incorporated by reference to
        Exhibit 10.26 to the 1994 10-K.

10.17   Sublease dated January 31, 1996 between Grow Group,
        Inc. and the Company for the Company's headquarters at 200 Park Avenue, New York.*

10.18 Real Estate Rental Agreement, dated February 29, 1996, between Walter Torre Junior LTDA. And American Bank
        Note Company Grafica E Servicos Ltda for property located in Barueri, Sao Paulo, Brazil.*

10.19 Agreement of Lease, dated as of July 23, 1992, between Robert Martin Company and American Banknote
        Holographics, Inc. is hereby incorporated by reference to Exhibit 10.17 to the 1992 10-K.

10.20 Stock Purchase Agreement dated as of June 7, 1993, between the Company and Thomas De La Rue AG, relating to the acquisition of Thomas De La Rue Grafica e Servicos Ltda is hereby incorporated by reference to
        Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 1993 (the "June 23, 1993 8-K").

10.21 Stock Purchase Agreement dated as of June 7, 1993, by and among American Bank Note Holographics, Inc., the
        Company and Thomas De La Rue, Inc. is hereby incorporated by reference to Exhibit 10.2 to the June
        23, 1993 8-K.

10.22 Stock Purchase Agreement dated as of June 7, 1993, by and among De La Rue Holographics Limited (Amblehurst Limited), De La Rue plc and the Company is hereby incorporate by reference to Exhibit 10.3 to the June 23, 1993 8-K.

10.23 Non-Exclusive Patent License Agreement between American Bank Note Holographics, Inc. and De La Rue Holographics Limited dated June 23, 1993, is hereby incorporated by reference to Exhibit 10.4 to the June 23, 1993 8-K.

10.24 Subscription Agreement dated June 2, 1995 regarding Grafica Bradesco Ltda. and ABN-Brazil is hereby incorporated by reference to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated July 10, 1995 (the "July 10, 1995 8-K").

10.25 By-Laws of ABN-Brazil, as amended, are hereby incorporated by reference to the July 10, 1995 8-K.

10.26   Contract dated September 4, 1995 with Telecomunicacoes
        Brasileiras S/A - Telebras for production of telephone cards.*

10.27 Agreement for Services, effective October 1, 1995 between Kelly, Anderson, Pethick & Associates, Inc. and the Company is hereby incorporated by reference to
        Exhibit 10.2 to the September 30, 1995 10-Q.

11      Computation of per share income (loss).*

21      Subsidiaries of the Registrant.*

23      Independent Auditors' Consent.*

* Filed herewith