Form 10-K/A
period 1995-12-31
AMERICAN BANKNOTE CORP /DE/
filed 1996-04-29
CIK 51124

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K/A


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


                  200 Park Avenue, New York, New York 10166-4999

                        Telephone number: (212) 557-9100

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                      Name of exchange on which registered

  Common Stock, par value $.01 per share         New York Stock Exchange
  Preferred Stock Purchase Rights                N/A

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing for the past 90 days.
                           Yes   X      No _______


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


At March 26, 1996, the aggregate market value of the voting stock held by non-affiliates was $32,445,000.

At March 26, 1996, 19,497,380 shares of Common Stock were outstanding.

                          EXPLANATORY NOTE

     This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of American Banknote Corporation for the fiscal year ended December
31, 1995.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE Company

     Current Directors and executive officers and significant employees of the Company.

<CAPTIONS>
                                             POSITIONS AND OFFICES         OFFICE HELD
NAME                            AGE          WITH THE COMPANY              SINCE

Morris Weissman*                 54          Chairman of the Board and     (1)
                                               Chief Executive Officer
Bette B. Anderson                67          Director                      June 1994
Dr. Oscar Arias S.               56          Director                      September 1995
C. Gerald Goldsmith              67          Director                      July 1990
Ira J. Hechler                   77          Director                      February 1990
David S. Rowe-Beddoe             58          Director                      July 1990
John T. Gorman*                  51          Executive Vice President      (1)
                                               and Chief Financial Officer
Harvey J. Kesner*                38          Senior Vice President,        June 1991
                                               General Counsel and         (1)
                                               Secretary
Paul Amatucci                    49          Executive Vice President,     (1)
                                               ABN
Josh Cantor                      36          Executive Vice President,     (1)
                                               General Manager ABNH
Sheldon Cantor                   62          Vice President - Corporate    (1)
                                               Services and Assistant
                                               Secretary
Patrick J. Gentile               37          Vice President and Corporate  (1)
                                               Controller
Sidney Levy                      39          Managing Director of          February 1994
                                               ABNB
Patrick D. Reddy                 54          Vice President and Assistant  (1)
                                               Secretary
Ward A. W. Urban                 35          Vice President, Treasurer     (1)
                                               and Assistant Secretary
Robert K. Wilcox                 49          Senior Vice President  -      (1)
                                               Manufacturing, General
                                               Manager ABN
___________________

* "Executive Officer" under the Securities Exchange Act of 1934, as amended.
(1)  See below.

   Morris Weissman. Mr. Weissman has served as Chairman of the Board and Chief Executive Officer of the Company since July 1990 and as a Director of the Company since February 1990. Mr Weissman assumed the additional duties of Chief Operating Officer in July 1995. Chairman of the Board and Chief Executive Officer of United States Banknote Company L.P. ("USBC") from 1986 through July 1990 and Vice Chairman and Director of USBC's predecessor from 1976 to 1986. Director of the Convenience and Safety Corporation. Trustee of the Jackie
Robinson Foundation and the Business Council for the United
Nations.

  Bette B. Anderson. Ms. Anderson has served as a Director of the Company since June 1994. President, Kelly, Anderson, Pethick & Associates, Inc., financial and corporate consultants, since 1989. Undersecretary of the Treasury from 1977 to 1981 and various Washington, D.C. consulting posts from 1981 to 1991. Director, ITT Corporation, Hartford Insurance Corporation and ITT Educational Services. Chairperson of the U.S. Treasury Historical Association, member of the Council for the Miller Foundation, University of Virginia, and member of the Advisory Council Of the Girl Scouts of America.

  Dr. Oscar Arias S. Dr. Arias has served as a Director of the Company since September 1995. Director, Arias Foundation for Peace and Human Progress. Former President of Costa Rica and 1987 Nobel Peace Prize recipient. President, International Press Service; Director, Stockholm International Peace Research Institute, International Center for Human Rights and Democratic Development Institute for International Studies at Stanford University. Serves on the Board for the InterAction Council, the International Negotiation Network of the Carter Center and Transparency International. In addition, Dr. Arias is an active member of The Commission on Global Governance, the Inter-American Dialogue and the Society for International Development.

  C. Gerald Goldsmith. Mr. Goldsmith has served as a Director of the Company since July 1990. Investor; Director, Palm Beach
National Bank and Trust; Director, Nine West Group, Inc. since June
1993.

  Ira J. Hechler. Mr. Hechler has served as a Director of the Company since February 1990. Investor; Director, Leslie Fay
Companies, Inc. and Concord Camera Corp.

  David S. Rowe-Beddoe. Mr. Rowe-Beddoe has served as a Director of the Company since July 1990. Chairman of the Board, Welsh Development Agency since 1993 and Development Board for Rural
Wales since 1994; Director, Cavendish Services Ltd. and Development Securities plc. Previously held various senior management positions, including at Revlon, Inc. and De La Rue plc, where he was an Executive Director.

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

  Paul Amatucci.  Mr. Amatucci has served as Executive Vice
President of ABN since September 1994.  Mr. Amatucci was Vice
President - Sales of ABN and its predecessor for more than five years prior thereto.

  Josh Cantor.  Mr. Cantor has served as Executive Vice President
- - General Manager of ABNH since November 1995 and Executive Vice President of ABN since September 1994. Mr. Cantor was Vice
President - Sales of ABN and its predecessor for more than five years prior thereto.

  Sheldon Cantor. Mr. Cantor has served as Vice President-Corporate Services of the Company since August 1993. Mr. Cantor was Treasurer of the Company from July 1990 to August 1993, and Vice President and Assistant Secretary from February 1990. Mr. Cantor was Treasurer of USBC and its predecessor from January 1983 to July 1990.

  Patrick J. Gentile. Mr. Gentile has served as Vice President of the Company since June 1995 and as Controller since 1989 and has been a continuous employee of the Company's predecessors since
1986.

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

  Ward A. W. Urban. Mr. Urban has served as Treasurer of the Company since August 1993 and as Vice President and Assistant Secretary since June 1995. Mr. Urban was employed as an Assistant Vice President in the leveraged finance department of Citibank, N.A. since August 1988.

  Robert K. Wilcox.  Mr. Wilcox has served as Senior Vice President
- - Manufacturing of the Company since September 1995 and as Executive Vice President - Operations and General Manager of ABN since November 1995. Mr. Wilcox was Vice President of US Operations for Transcontinental Printing and previously held senior positions at the Bureau of Engraving and Printing as well as Gowe Printing, Arcata Graphics and C.P.Y. Jeffries Banknote Co.


COMPLIANCE WITH SECTION 16(A)OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

     Based solely on review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and Directors, the Company believes that during the year ended December 31, 1995 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis except for one late Form 3 filed February 1996 by Mr. Arias, a non-resident of the United States, covering no transactions following his election as Director during September 1995.

ITEM 11.   EXECUTIVE COMPENSATION

                     SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for the three years ended December 31, 1995, 1994 and 1993, regarding the compensation of the Chief Executive Officer of the Company and each of the other most highly compensated executive officers of the Company who were serving at the end of the last completed year and whose compensation exceeded $100,000 for 1995.

<CAPTIONS>                                                                                 LONG TERM COMPENSATION
                                                                                 ----------------------
                             ANNUAL COMPENSATION                             AWARDS           PAYOUTS
                              -------------------                    --------------           -------
                                                             OTHER    RESTRICTED
                                                             ANNUAL      STOCK                  LTIP       ALL OTHER
     NAME AND                                             COMPENSATION  AWARD(S)   OPTIONS     PAYOUTS  COMPENSATION
PRINCIPAL POSITION        YEAR     SALARY($)     BONUS($)    ($)(1)     ($)(2)      (#)          ($)     ($)(3)(4)(5)
- - ------------------      ----    ---------      --------     ------    ------      ------        ---    ------------

Morris Weissman           1995     750,000          -0-        --          --       250,000        --         19,040
  Chairman and Chief      1994     750,000       183,750       --     183,750            --        --         21,918
  Executive Officer       1993     592,770       704,468       --          --       250,000        --         77,029

John T. Gorman            1995     234,168        81,957(6)    --          --            --        --         15,938
  Executive Vice          1994     234,168       132,200       --          --        20,000        --         17,224
  President and Chief     1993     234,164       175,716       --          --            --        --         14,727
  Financial Officer

Harvey J. Kesner          1995     173,824        30,000       --          --            --        --          7,500
  Senior Vice President   1994     151,440        60,000       --          --        15,000        --          7,500
  General Counsel and     1993     145,600        80,000       --          --            --        --          8,164
  Secretary

     The following table sets forth certain information for two additional individuals required to be disclosed pursuant to the rules of the Securities and Exchange Commission but who were not serving as executive officers at the end of the last completed year:

Ron K. Glover (7)         1995     216,671            --       --          --            --        --        10,466(8)
                          1994     300,000       150,000       --          --       275,000        --         8,983
                          1993          --            --       --          --            --        --            --
Robert L.
   Christophersen (9)     1995     129,439        41,602       --          --            --        --        16,992
                          1994     184,896        89,230       --          --        15,000        --        21,074
                          1993     184,876       118,608       --          --            --        --        17,597

(1) The value of each of the named executive officer's perquisites did not exceed the threshold for disclosure established under the Securities and Exchange Commission's proxy rules.

(2) Amounts shown represent 91,875 shares of restricted stock valued at $2.00 per share awarded on March 27, 1995 representing
50% of Mr. Weissman's 1994 bonus under the Executive Incentive
Plan. Restrictions lapse on one-third of the shares upon each of the first three anniversaries of the date of award, except that all such restricted stock immediately vests upon Mr. Weissman's death, retirement, disability, termination or upon a "change in control."
Such shares are held pursuant to a grantor trust established by the Company and subject to claims of the Company's creditors until the date restrictions on the shares lapse. Dividends are paid on these shares as, when and if dividends are paid on Common Stock. No named executive officers held any restricted stock at December 31, 1993.

(3) Amounts shown for 1993 consist of the following: (i) contributions to the American Banknote Employees' Retirement Plan
(the "Retirement Plan"): Mr. Weissman ($10,000), Mr. Gorman
($10,000) and Mr. Kesner ($8,164); and (ii) premiums paid by the Company with respect to life insurance: Mr. Weissman ($67,029) and Mr. Gorman ($4,727).

(4) Amounts shown for 1994 consist of the following: (i) contributions to Retirement Plan: Mr. Weissman ($7,500), Mr. Gorman ($7,500) and Mr. Kesner ($7,500); and (ii) premiums paid by the Company with respect to life insurance: Mr. Weissman ($14,418) and Mr. Gorman ($9,724).

(5)  Amounts shown for 1995 consist of the following: (i)
contributions, to Retirement Plan: Mr. Weissman ($7,500), Mr.
Gorman ($7,500) and Mr. Kesner ($7,500); and (ii) premiums paid by
the Company with respect to life insurance:   Mr. Weissman
($11,540) and Mr. Gorman ($8,438).

(6) Amount reflects the minimum annual bonus payable under the terms of Mr. Gorman's employment agreement. See "Employment Agreements."

(7) Salary for 1994 and 1995 reflect partial years. Mr. Glover resigned in July 1995. Amounts shown under "All Other
Compensation" for 1994 consist of $5,625 for Retirement Plan and $3,538 for life insurance; and for 1995 $3,750 for Retirement Plan and $6,716 for life insurance.

(8) Pursuant to a separation agreement, Mr. Glover also received a lump sum payment of $800,000, $100,000 for post-termination consulting services and approximately $275,000 discharge of indebtedness and his prior employment agreement was canceled.

(9) Salary for 1995 reflects a partial year. Mr. Christophersen's prior employment Agreement was not renewed as of July 1995 although Mr. Christophersen continued on the Company payroll through October 1995 and thereafter as a consultant. Amounts shown for 1993 consist of $9,433 for Retirement Plan and $8,164 for life insurance; for 1994 $7,500 for Retirement Plan and $13,574 for life insurance; and for 1995 $7,500 for Retirement Plan and $9,492 for life insurance.

                     EMPLOYMENT AGREEMENTS

     Mr. Weissman serves pursuant to an employment agreement with the Company through December 31, 1999. Mr. Weissman's agreement is subject to automatic extension unless advance notice of non-renewal is given.

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

     ROE is defined as the fraction the numerator of which is equal to the Company's pre-tax income (including income from minority holdings, joint ventures, dividends from investments and like income) before extraordinary charges or similar one-time non-recurring losses or reserves not in the ordinary course plus depreciation and amortization, and the denominator of which is calculated as a simple average of the average monthly common equity (beginning of month common equity plus end of month common equity divided by two) for the calendar year.

     Mr. Weissman's agreement also contains provisions for payment in the event of disability or death in addition to maintenance of certain life insurance and participation in Company benefit plans. Upon termination in the event of his permanent disability, until the earlier to occur of (i) recovery from such disability, (ii) the date employment under the employment agreement was scheduled to terminate or (iii) death, Mr. Weissman is entitled to receive 75% of the then effective base salary and the pro rata amount of the bonus he would have received for the year in which he became permanently disabled based on the number of days he was not disabled and during the time he receives 75% of his base salary all other benefits he would have received but for the termination of employment due to disability.

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

     An employment agreement for Mr. Gorman provides a base salary of $234,168 and terminates on July 25, 1997. For 1995, Mr.
Gorman's agreement provided for a minimum annual bonus in an amount equal to the greater of 0.4% of EBITDA (the Company's consolidated earnings before interest, taxes, depreciation and amortization, subject to certain adjustments and excluding extraordinary charges or similar one-time non-recurring losses or reserves not in the ordinary course) plus certain extraordinary gains on disposition of assets or 35% of base salary. The Company and Mr. Gorman are discussing the terms under which modifications to Mr. Gorman's employment agreement would be made which would eliminate the minimum bonus in order to comply with the recommendations of the Company's compemsation consultant, following a review of the Company's compensation practices. Until July 1995, Mr. Kesner was employed pursuant to a written employment agreement and is currently employed on substantially equivalent terms but with no minimum annual bonus.

     Mr. Gorman and Mr. Kesner are entitled to receive payments upon non-renewal of their agreements by the Company or termination of employment, disability or death in addition to maintenance of certain life insurance and participation in Company benefit plans. Payment upon termination of the "Term of Employment" includes a two year consulting period for Mr. Gorman at 50% of base salary then in effect and for Mr. Kesner, a lump sum of one times base salary then in effect. Upon termination in certain circumstances, including for "good reason" (defined as certain events following a "change in control"), payment includes a lump sum of two times base salary plus bonus then in effect for Mr. Gorman and one times base salary plus bonus then in effect for Mr. Kesner, plus the value of unexercised options held and maintenance of certain benefits for an eighteen month period.

     Mr, Christophersen retired from the Company in October 1995 and continues to provide consulting services to the Company through October 1997 under the terms of his employment agreement at 50% of his base salary in effect at termination per year.


                OPTION GRANTS IN THE LAST FISCAL YEAR

     The following table sets forth for the Chief Executive Officer and each of the other named executive officers of the Company: (a) the number of options granted during 1995; (b) the percent such number is of the total options granted to all employees in 1995;
(c) the exercise price per share; (d) the expiration date; and (e) the potential realizable value of such options at certain assumed rates of stock price appreciation.

                             Option Grants in Last Fiscal Year
                                  Individual Grants
                      ------------------------------------------
                                   % of
                                   Total                              Potential Realizable Value at
                                  Options                                Assumed Annual Rates of
                      Options    Granted to              Exercise        Stock Price Appreciation
                      Granted    Employees    Price     Expiration            Option Term (2)
                      (#)(1)      in 1995    ($/sh)        Date           0%($)   5%($)    10%($)
                      --------   ---------   ------     ----------      -----   --------  --------

Morris Weissman . . .. 250,000      88%      $2.187      4/11/05          $0    $343,927  $871,858
________

(1) Options granted under the Long-Term Performance Plan. One-third of the options vest and become fully exercisable upon each of the first three anniversaries of the date of grant, except that all such options immediately vest upon the holder's death while still employed or termination of employment in connection with a change in control. Payment of the purchase price of shares acquired upon the exercise of options generally may be in cash, by check, or by delivery of shares of Common Stock, or by other permitted methods, including broker-assisted "cashless exercise" methods.

(2) The amounts set forth are based on assumed appreciation of 0% and the 5% and 10% rates as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. The Company did not use an alternate formula for a grant date valuation as it is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved.


           OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table sets forth for the Chief Executive Officer and each of the other named executive officers of the Company: (a) the number of shares of Common Stock acquired upon the exercise of options during 1995; (b) the value realized from options exercised during 1995; (c) the number of options held as of December 31, 1995, both exercisable and unexercisable; and (d) the value of such options as of that date. No named executive officer exercised any options during the last fiscal year.

<CAPTIONS>
           AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
             AND OPTION VALUE AT LAST FISCAL YEAR END

                                                        NUMBER OF       VALUE OF UNEXERCISED
                                                       UNEXERCISED          IN-THE-MONEY
                                                    OPTIONS AT FISCAL    OPTIONS AT FISCAL
                                SHARES                  YEAR END              YEAR-END
                               ACQUIRED      VALUE  # EXERCISABLE(1)/     $ EXERCISABLE(1)/
      NAME                   ON EXERCISE   REALIZED   UNEXERCISABLE        UNEXERCISABLE
      ----                   -----------   --------   -------------        -------------

      Morris Weissman             --          --     782,500/333,333             0/ 0
      John T. Gorman              --          --     132,666/ 13,334             0/ 0
      Harvey J. Kesner            --          --      43,333/ 10,000             0/ 0
      Robert L. Christophersen    --          --      85,750/ 10,000             0/ 0

(1) Amounts shown exclude Performance Warrants held by Messrs. Weissman, Gorman and Christophersen under the Company's Performance Warrant Plan in the amounts of 139,500, 16,000 and 14,000, respectively. All of such Performance Warrants are presently exercisable through July 26, 2006 at an exercise price of $0.011 per share, subject to anti-dilution provisions. The aggregate value of unexercised in-the-money Performance Warrants at 1995 fiscal year end was $172,841, $19,824 and $17,346 for Messrs. Weissman, Gorman and Christophersen, respectively. Mr. Glover's options expired following his resignation.


                         RETIREMENT PLAN

     Effective April 1, 1994, the Board of Directors approved a supplemental retirement plan for certain executives and management employees of the Company (the "SERP"). In general, the SERP provides that a participant retiring at age 65 will receive a monthly retirement benefit equal to an amount determined, in the case of the Company's senior executives including Messrs. Weissman, Gorman and Kesner, by multiplying the participant's "final average compensation" (as defined in the SERP) by a percentage equal to 3% for each of the first ten years plus 1.5% for each of the next twenty years, of service, or for junior level executives by a percentage equal to, 2% for each of the first ten years, 1.5% for each of the next ten years and 1% for each of the next ten years.
The result of the computation shall be decreased by a participant's Social Security Benefit and any amounts available from the participant's pension or profit sharing plan from the Company or its predecessors.
The retirement income shall be paid at normal or deferred retirement date for life only with the appropriate actuarial reduction of a joint and survivor election. Early retirement benefits are available with a reduction of 2% for each year less than age 62.
No benefit will be provided prior to a participant achieving age 55 and 10 years of service. All participants will receive credit for past service to the Company or any of its wholly-owned subsidiaries. Amounts of compensation in excess of $300,000 increased by 6% on each plan anniversary commencing April 1, 1995, will not be considered when calculating plan benefits. The Company has established a grantor trust to which the Company can contribute assets that will be held subject to claims of the Company's creditors until paid to SERP participants and their beneficiaries.
Mr. Weissman's benefit in the SERP is calculated based upon compensation of $750,000. Mr. Weissman will be required to provide minimum numbers of service years as provided in his agreement.

     The following table shows the estimated annual benefit payable to employees in various compensation and years of service categories based upon the senior executive accrual rates. The estimated benefits apply to an employee retiring at age sixty-five in 1995 who elects to receive his or her benefit in the form of a single life annuity. These benefits would be reduced by any benefits attributable to the Company's (and its predecessors') contributions (and the earnings thereon) to pension and/or profit sharing plans and social security.

                                             PENSION PLAN TABLE
          ---------------------------------------------------------------------------------
                                                         YEARS OF SERVICE
                                     ------------------------------------------------------
            REMUNERATION               10            15          20          25        30
            ------------            -------       -------     -------    --------   -------
             $100,000               $30,000       $37,500     $45,000     $52,500   $60,000
              125,000                37,500        46,875      56,250      65,625    75,000
              150,000                45,000        56,250      67,500      78,750    90,000
              200,000                60,000        75,000      90,000     105,000   120,000
              250,000                75,000        93,750     112,500     131,250   150,000
              300,000                90,000       112,500     135,000     157,500   180,000

                        DIRECTOR COMPENSATION

     Non-employee Directors presently are paid $25,000 per annum for serving as Directors and $2,000 for each meeting of the Board of Directors attended in excess of four in any fiscal year. Non-employee Directors receive $1,000 for each committee meeting attended. Under the Company's 1992 Non-employee Directors Stock Option Plan (the "1992 Directors Plan"), Messrs. Goldsmith, Hechler and Rowe-Beddoe have each been granted options for 15,000 shares. Under the 1992 Directors Plan, the options become fully exercisable upon the termination of the holder as a Director of the Company due to death, disability or retirement or upon a change of control. Payment of the purchase price for shares acquired upon the exercise of options may be in cash, by check or by delivery to the Company of shares of Common Stock, including broker-assisted "cashless exercise" methods. No options granted under the 1992 Directors Plan have been exercised and no further grants will be made.
Under the terms of the Deferred Stock and Compensation Plan for Non-employee Directors (the "Directors

Plan"), each non-employee director elected at an annual meeting is automatically awarded 1,300 Common Stock equivalents, which are held in a director's deferred stock account. Directors elected or appointed other than at an annual meeting are awarded a pro rata amount of Common Stock equivalents. A Common Stock equivalent is the hypothetical equivalent of the Common Stock that has a value on any date equal to the mean of the high and low trading prices of the Common Stock on such date, and is adjusted to reflect stock dividends, splits and reclassifications. In January of the year following the year of termination of services, each director receives payment in shares of Common Stock equal to the balance of Common Stock equivalents in his or her deferred stock account. In the event of a change in control, Common Stock equivalents have a value based on the highest price of the Common Stock during the thirty days preceding such change in control and will be paid in cash or otherwise as the Compensation Committee may prescribe. As a result of the Directors
Plan, 1,300 Common Stock equivalents were awarded to each of Ms. Anderson and Messrs. Goldsmith, Hechler and Rowe-Beddoe and 650 Common Stock equivalents were awarded to Dr. Arias during 1995.

     Under the Directors Plan, a non-employee director may elect to defer all or a portion of such director's annual retainer and other fees, and such deferred amount is treated as if it were invested in a putative debenture and credited to a deferred debenture account. A putative debenture is a hypothetical debenture of the Company that has a face value of $100, and bears interest at a rate equal to the seven year U.S. Treasury Bond rate in effect the week prior to the regular January meeting of the Board. The debentures are convertible into Common Stock at a conversion rate determined by dividing $100 by the mean of the high and low trading prices of the Common Stock on the date the putative debenture is credited to the director's deferred debenture account. An election to defer shall be effective only with regard to annual retainer and fees earned no earlier than six months following the director's election except as otherwise provided under the Director Plan. An election shall be irrevocable with regard to annual retainer and fees earned during the period in which the election is in effect. Following termination of service, the director will receive, in respect of all amounts deferred under the Director Plan, five annual payments in cash if the value of the putative debentures, plus the interest accrued thereon, is greater than the value of the common Stock into which the putative debentures are convertible. Otherwise such amount shall be payable in Common Stock. In the event of a change in control, the deferred amounts will be paid in cash or otherwise as the Compensation Committee may prescribe.

     The Company does not provide any Director retirement benefits.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table reflects the number of shares of Common stock beneficially owned on April 15, 1996 by each Director, each nominee for Director, each of those executive officers named in the Summary Compensation Table on page 6, by all Directors and executive officers as a group and by each other person known to the Company to own as of such date more than 5% of any class of equity securities of the Company.

<CAPTIONS>
                                                       AMOUNT AND            PERCENTAGE
                                                        NATURE OF             OF CLASS
                                                       BENEFICIAL           BENEFICIALLY
      NAME AND ADDRESS                                OWNERSHIP(1)(2)           OWNED
      ----------------                                ------------              -----
                                                                                < c>

      Bette B. Anderson                                    3,100                   *
      Dr. Oscar Arias S.                                     650                   *
      C. Gerald Goldsmith                                 18,700                   *
      John T. Gorman                                     235,566(4)              1.2%
      Ira J. Hechler                                     231,800                 1.2%
      Harvey J. Kesner                                    46,333                   *
      David S. Rowe-Beddoe                                17,600                   *
      Alfred Teo(3)                                    1,508,500                 7.7%
      Morris Weissman                                  2,123,578(4)(5)(6)       10.3%

      All Directors and executive                      2,677,327(4)(5)(6)       12.8%
      officers as a group
      (8 persons)

      Peter Cohn(7)                                    1,474,431                 7.6%
      535 West 110th Street
      New York, NY 10025

  ----------------

(1) Unless otherwise indicated, each stockholder has sole voting and investment power. Excludes former executive officers for which ownership information is not available.

(2) Includes Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 1996 in the amount of 15,000, 132,666, 15,000, 43,333, 15,000 and 865,833 for Messrs.
Goldsmith, Gorman, Hechler, Kesner, Rowe-Beddoe and Weissman, and 1,086,832 for all Directors and executive officers as a group, respectively. Includes Director Common Stock equivalent units under the Deferred Stock and Compensation Plan for Non-employee Directors in the amount of 2,600, 650, 2,600, 2,600, and 2,600 for Ms. Anderson, Dr. Arias and Messrs. Goldsmith, Hechler and Rowe-Beddoe, respectively.

(3) Nominee for election as a director at the Annual Meeting. Mr. Teo's address is c/o Sigma Plastics Group, Page & Schuyler Avenue, Lyndhurst, NJ 07071.

(4) Includes Common Stock issuable upon the exercise of performance warrants issued under the Company's Performance
Warrant Plan that are exercisable within 60 days of April 15, 1996 in the amount of 139,500, 16,000 and 155,500 for Messrs. Weissman, Gorman and all Directors and executive officers as a group, respectively.

(5) Includes (i) 70,000 shares held by spouse and (ii) 60,000 shares as to which Mr. Weissman has sole voting power and a right of first refusal with respect to any future sales.

(6) Excludes 61,250 shares of restricted Common Stock as to which Mr. Weissman disclaims beneficial ownership, issued March 27, 1995 in lieu of a portion of Mr. Weissman's 1994 bonus.

(7) Based on a Schedule 13D Statement dated December 15, 1994 as filed with the Securities and Exchange Commission.

*  Less than 1%.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company retains Kelly, Anderson, Pethick & Associates, of which Ms. Anderson, a Director, is President and an owner, for marketing and business development services primarily involving the Company's government contracts business. Pursuant to an agreement entered October 1, 1995, the Company is billed at a customary hourly rate for services performed subject to a minimum retainer of $5,000 per month. During 1995, the Company paid approximately $94,900 for services performed. The Company has for many years prior to Ms. Anderson's election as a Director utilized the services of Ms. Anderson's firm as a government consultant.

                  LOANS TO EXECUTIVE OFFICERS

     On April 13, 1995, the Company loaned Mr. Weissman $185,750. The loan bears interest, payable annually, at a rate equal to the rate published by Citibank, NA as its base rate, from time to time. The loan matures on April 13, 1998. On March 31, 1996, the amount outstanding under the loan was approximately $200,046, which was the maximum amount outstanding to date.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANKNOTE CORPORATION
Registrant


By:   s/ Harvey J. Kesner
         Harvey J. Kesner
         Senior Vice President,
         April 29, 1996