Form 10-Q
period 1996-03-31
AMERICAN BANKNOTE CORP /DE/
filed 1996-05-15
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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


                 200 Park Avenue, New York, New York 10166-4999

                       Telephone - Area Code 212-557-9100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes X No
                 ---  ---

At May 14, 1996 - 19,497,380 shares of common stock were outstanding.



                                    Page -1-

                          AMERICAN BANKNOTE CORPORATION


                                    FORM 10-Q

                                    I N D E X



                                                                          PAGE
                                                                           NO.
                                                                           ---
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements - Unaudited

         Condensed Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995......................        3

         Condensed Consolidated Statements of Operations
           For the three months ended March 31, 1996 and 1995........        4

         Condensed Consolidated Statements of Cash Flows
           For the three months ended March 31, 1996 and 1995........        5

         Condensed Consolidated Statement of Stockholders' Equity
           For the three months ended March 31, 1996.................        6

         Notes to Condensed Consolidated Financial Statements........        7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................        10

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings ......................................        13

   Item 6.   Exhibits and Reports on Form 8-K........................        14




                                    Page -2-

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except for share data)

                                                                March          December
                                                              31, 1996         31, 1995
                                                              --------         --------
                                                            (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents. ............................  $    15,837      $   23,525
   Marketable securities - at market......................        2,825           2,952
   Accounts receivable, net of allowance for
     doubtful accounts of $551 and $816...................       35,868          32,058
   Other receivables......................................        8,193           7,772
   Inventories............................................       23,240          23,243
   Deferred income tax benefits...........................        6,062           5,983
   Prepaid expenses.......................................        4,505           4,755
                                                            -----------      ----------
          Total current assets............................       96,530         100,288
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $50,347 and $46,915....................      229,310         225,974
Other assets  ............................................       18,330          18,342
Excess of cost of investment in subsidiaries
   over net assets acquired, net of accumulated
   amortization of $3,425 and $3,119......................       34,492          34,798
                                                            -----------      ----------
                                                            $   378,662      $  379,402
                                                            ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portions of long-term debt ....................  $       264      $      332
   Accounts payable and accrued expenses..................       45,190          44,983
                                                            -----------      ----------
          Total current liabilities.......................       45,454          45,315

Long-term debt, net of unamortized discount
   of $1,093 and $1,120...................................      197,403         194,156
Other liabilities.........................................       18,729          20,181
Deferred income taxes  ...................................       57,725          60,579
Minority interest.........................................       19,150          18,818
                                                            -----------      ----------
                                                                338,461         339,049
Commitments and Contingencies
Stockholders' equity
   Preferred Stock, authorized 5,000,000 shares,
     no shares issued or outstanding .....................            -               -
   Common Stock, par value $.01 per share,
     authorized 50,000,000 shares; issued
     19,778,380 shares and 19,391,763 shares..............          198             194
   Capital surplus........................................       67,737          67,091
   Retained-earnings (deficit)............................      (26,263)        (25,461)
   Treasury stock, at cost (281,000 shares)...............       (1,253)         (1,253)
   Pension liability adjustment...........................         (218)           (218)
                                                            -----------      ----------
          Total stockholders' equity......................       40,201          40,353
                                                            -----------      ----------
                                                             $  378,662      $  379,402
                                                             ==========      ==========


 See notes to condensed consolidated financial statements.


                                    Page -3-


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)

                                                   Three
                                               Months Ended
                                                 March 31
                                             1996        1995
                                             ----        ----
Sales  ................................   $ 59,917   $   49,068
                                          --------   ----------

Costs and expenses
  Cost of goods sold...................      42,004      31,949
  Selling and administrative ..........       9,080       9,948
  Depreciation and amortization........       3,541       3,245
                                          ---------  ----------
                                             54,625      45,142
                                          ---------  ----------

                                              5,292       3,926
Other (expense) income
  Interest expense.....................      (6,068)     (5,768)
  Foreign exchange gains
     (losses), net.....................         (54)         68
  Other, net...........................        (189)        467
                                          ---------   ---------
                                             (6,311)     (5,233)
  Loss before
     income taxes......................      (1,019)     (1,307)

Income tax benefit.....................        (865)       (510)
                                          ---------   ---------

  Loss before
     minority interest.................        (154)       (797)

Minority interest......................         648           -
                                          ---------   ---------

  NET LOSS.............................   $    (802)  $    (797)
                                          =========   =========

Weighted average number of
     common and common equivalent
     shares outstanding................      19,490      19,010
                                          =========   =========

Net loss per share.....................   $    (.04)  $    (.04)
                                          =========   =========


See notes to condensed consolidated financial statements.


                                    Page -4-


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts in thousands)

                                                                 Three Months Ended
                                                                 ------------------
                                                                      March 31
                                                                1996             1995
                                                            ------------     -----------
Operating Activities
   Net cash from operations, after adjustments
      to reconcile net loss to net cash (used in)
      or provided by operating activities.................  $     3,578      $    1,880
      Marketable securities...............................         (603)
      Accounts and other receivables......................       (4,231)          6,177
      Inventories.........................................            2          (2,549)
      Prepaid and other assets............................          (70)            359
      Accounts payable and accrued expenses...............       (2,444)         (6,370)
      Other...............................................         (347)           (859)
                                                            -----------      ----------
   Net cash used in Operating Activities..................       (4,115)         (1,362)
                                                            -----------      ----------

Investing Activities
   Capital expenditures, net .............................       (6,925)         (1,012)
                                                            -----------      ----------
   Net cash used in Investing Activities..................       (6,925)         (1,012)
                                                            -----------      ----------

Financing Activities
   Proceeds from borrowings...............................        3,439          -
   Payment of other long-term
      obligations and other...............................          (31)            (97)
                                                            -----------      ----------
   Net cash (used in) provided by
      Financing Activities................................        3,408             (97)
                                                            -----------      ----------

Effect of foreign currency exchange rate
   changes on cash and cash equivalents..................           (56)             19
                                                            -----------      ----------

Increase (decrease) in cash
   and cash equivalents...................................       (7,688)         (2,452)
                                                            -----------      ----------

Cash and cash equivalents - beginning of period...........       23,525          31,658
                                                            -----------      ----------

Cash and cash equivalents - end of period ................  $    15,837      $   29,206
                                                            ===========      ==========


See notes to condensed consolidated financial statements.


                                    Page -5-

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
THREE MONTHS ENDED March 31, 1996
(Amounts in thousands)




                           Common  Stock             Retained             Pension
                           -------------   Capital   Earnings  Treasury   Liability   Total
                           Shares Amount   Surplus   (Deficit)   Stock   Adjustment  Equity
                           -------------   -------   ---------   -----   ----------  ------

Balance -
January 1, 1996            19,392  $194    $67,091   $(25,461) $(1,253)    $  (218)  $40,353

Issuance of
  common shares               386     4        646                 -                     650

Net loss                                                 (802)                          (802)
                           ------  ----    -------   --------  -------    --------   -------
Balance -
March 31, 1996             19,778  $198    $67,737   $(26,263) $(1,253)      $(218)  $40,201
                           ======  ====    =======   ========  =======    ========   =======




See notes to condensed consolidated financial statements.


                                    Page -6-

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note A - Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented and are not necessarily indicative of the results which may be expected for a full fiscal year.

    Primary and fully-diluted income (loss) per share are the same.

    Cash tax payments for the three months ended March 31, 1996 and 1995, amounted to approximately $2.8 million and $0.2 million, respectively. Cash interest payments for the three months ended March 31, 1996 and 1995 amounted to approximately $3.8 million and $3.9 million, respectively. In addition, under interest rate swap agreements, a cash interest payment of $0.3 million was made in the three months ended March 31, 1995. The agreement was terminated in the fourth quarter of 1995.

Note B - Inventories

    Inventories consist of the following (in thousands):

                                                      March          December
                                                    31, 1996         31, 1995
                                                    --------         --------
     Work in process.........................      $   13,292      $    15,874
     Raw materials and supplies..............           9,948            7,369
                                                   ----------      -----------
        Total inventories....................      $   23,240      $    23,243
                                                   ==========      ===========

Note C - Senior Debt

     Senior debt consists of the following (in thousands):

                                                      March          December
                                                    31, 1996         31, 1995
                                                    --------         --------
     10-3/8% Senior Notes, due
        June 1, 2002 ........................      $  126,500      $   126,500
     11-5/8% Senior Notes, due August 1,
        2002, net of unamortized
        discount of $1,093 and $1,120........          63,907           63,880
     Other long-term obligations.............           7,260            4,108
     Less current portion....................            (264)            (332)
                                                   ----------      -----------
        Total senior debt....................      $  197,403      $   194,156
                                                   ==========      ===========




                                    Page -7-

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note D - Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following (in thousands):
                                                      March          December
                                                    31, 1996         31, 1995
                                                    --------         --------
     Accounts payable........................      $   12,716      $    11,335
     Accrued expenses........................           3,686            2,893
     Customers' advances.....................           3,514            7,026
     Salaries and wages......................           6,328            5,666
     Restructuring and merger -
        related accruals.....................           8,698            8,838
     Interest payable........................           5,661            4,291
     Other ..................................           4,587            4,934
                                                   ----------      -----------
        Total accounts payable
            and accrued expenses.............      $   45,190      $    44,983
                                                   ==========      ===========

Note E - Investment in Affiliate

     As of January 6, 1996, the Company acquired 25% of the outstanding shares of a company that operates a financial and identification card manufacturing business for $1.3 million. The purchase price consisted of $.65 million in cash and 386,617 shares of the Company's Common Stock, valued at $.65 million. The acquisition was not significant to the operations of the Company.

Note F - Commitments and Contingencies

    The Company is involved in various litigations (reference is made to "Part II - Other Information, Item 1. Legal Proceedings" herein), the adverse determination of which could have a material adverse effect on the financial condition or results of operations of the Company in the event that the Company's insurance was not available to cover such claims or an award materially in excess of insurance coverage was made. The Company believes, however, that it has good and meritorious defenses to the litigations and intends to vigorously defend against such actions.

Note G - Subsequent Events

    On April 11, 1996 the Company signed a definitive agreement to acquire the Leigh-Mardon Security Group ("Leigh-Mardon") from Amcor Limited ("Amcor") in a transaction valued at approximately US$95 million (approximately Australian 120 million.) The transaction is expected to be completed during the second quarter of 1996. Financing of the acquisition will include an investment through an unrestricted subsidiary of the Company, non-recourse lending and may also include seller financing. Upon closing, it is presently anticipated that the Company will acquire approximately 55% equity interest in the Leigh-Mardon business for a cash investment of approximately $7 million.


                                    Page -8-

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note G - Subsequent Events - Continued

Closing of the transaction is subject to a number of conditions including completion of documents and financing arrangements.



                                    Page -9-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     In the third quarter of 1995, the Company acquired the printing business and operations of Grafica Bradesco in exchange for a 22.5% minority interest in ABN-Brazil. The acquisition was accounted for as a purchase transaction and its operations have been included since the July 1, 1995 acquisition date. The acquisition had a significant impact on the operations of the Company since the acquisition date. As of January 6, 1996, the Company acquired a 25% interest in a company that operates a financial and identification card manufacturing business. The acquisition was accounted for as a purchase transaction, and its operations, recorded from the acquisition date, were not significant to the consolidated results.

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED MARCH 31, 1996
WITH THE THREE MONTHS ENDED MARCH 31, 1995

     Sales of ABN - Brazil represents 63% of consolidated sales for 1996 compared with 36% for 1995. Sales in 1996 increased by $10.8 million (22.1%) from 1995. Government sales decreased $8.3 million. Corporate and Commercial sales increased $18.9 million and Holographic sales increased $0.2 million. The decrease in Government Sales is primarily due to a decrease at ABN in food coupons ($8.0 million) and currency ($1.2 million) sales. The reduction in food coupon sales is due in part, to the timing of the award of the fiscal 1996 food coupon contract in the second quarter of 1996, and the trend in food coupon volume discussed in "Liquidity and Capital Resources." The increase in Corporate and Commercial sales is primarily due to increased Printing Services sales ($12.7 million) and increases in prepaid telephone cards ($9.1 million). The change in various components of sales may be affected by the timing of contract awards and delivery requirements of customers.

     Cost of goods sold increased $10.1 million (31.5%) from 1995 and as a percentage of sales was 70.1% in 1996 as compared to 65.1% in 1995. The cost of goods sold increase was due, in part, to the increased sales discussed above. The increase in the percentage of cost of goods sold is principally due to the impact on costs of the wind down of the company's Chicago facility and a change in product mix. As part of an overall restructuring and downsizing of ABN's domestic operations, the Company is closing its Chicago, Illinois facility and the first quarter results of operations reflect the impact of some of these costs.




                                    Page -10-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

     Selling and administrative expenses decreased by $0.9 million from 1995 (8.7%) primarily as a result of the reduced commission expenses and reduction of corporate overheads. As a percentage of sales, selling and administrative expenses decreased to 15.2% from 20.3%.

     Depreciation expense increased $0.3 million in 1996 primarily as a result of the Grafica Bradesco acquisition.

     Interest expense increased $0.3 million in 1996 due to debt incurred in Brazil to fund the purchase of new equipment.

     Other income decreased $0.7 million due in part to an unrealized loss on marketable securities.

     Foreign exchange gain (loss), net, is a result of the Company's translation of Brazilian local currency financial statements into dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." As a result, the translation adjustment is recorded as a period item.

     Income taxes (benefits) are calculated using estimated annual effective tax rates for each tax jurisdiction and assume various assumptions such as state and local taxes, utilization of foreign tax credits and timing of certain deductions.

     The minority interest represents the 22.5% minority interest in ABN-
Brazil.

                                    Page -11-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had approximately $15.8 million in cash and cash equivalents and approximately $6.5 million of availability under a credit agreement, after giving effect to $3.0 million of outstanding letters of credit, $126.5 million of 10-3/8% Senior Notes outstanding, and $63.9 million of 11-5/8% Senior Notes outstanding.

     On April 3, 1996, as part of the agreement to purchase Leigh-Mardon, the Company invested, in interest bearing securities, $7 million pending final agreement of sale. The Company does not anticipate any further cash outlays from closing this investment, other than certain fees and expenses related to the transaction, nor any cash receipts for the foreseeable future.

     Certain states have adopted electronic programs which replace the traditional methods of distribution of public assistance benefits to recipients, including replacing food coupons with debit-type cards. Several state-wide programs have been implemented, while others have recently awarded contracts. Other states are evaluating such programs. In April 1996, the Food and Nutrition Division of the USDA awarded the Company a new contract to print food coupons for the fiscal year ended September 30, 1996, with two one-year renewal options for the future printing of food coupons. Reference is made to the Company's Annual Report on Form 10-K the year ended December 31, 1995.

     Management of the Company believes that cash flows from operations of the Company, together with its existing cash balances and borrowings, will be sufficient to service its working capital and debt service requirements and fund capital expenditures for the foreseeable future.

IMPACT OF INFLATION

     Reference is made to the Company's Form 10-K for the year ended December 31, 1995 "Impact of Inflation."





                                    Page -12-

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
     Exhibit
     Number
     ------


     10.1 Assignment and assumption of lease made 12th day of February 1996 between AM Industries and
             ABN Securities Systems, Inc. **

     27      Article 5 Financial Data Schedule  **

      **   Filed electronically herewith

(b)        Reports on Form 8-K:

    a)     Form 8-K filed April 16, 1996 - Item 5 other events


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BANKNOTE CORPORATION



By: /s/ John T. Gorman
    ---------------------
   John T. Gorman
   Executive Vice President,
   Chief Financial Officer and
   Chief Accounting Officer


Date:      May 14, 1996





                                    Page -13-

                                  Exhibit Index


List of Exhibits Pursuant to Item 601 of Regulation S-K:


Exhibit
- -------

     10.1 Assignment and assumption of lease made 12th day of February 1996 between AM Industries and ABN Securities Systems, Inc.

     27    Article 5 Financial Data Schedule



                                Page -14-