Form 10-Q
period 1996-06-30
AMERICAN BANKNOTE CORP /DE/
filed 1996-08-14
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                 FORM 10-Q

      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

At August 12, 1996 - 19,807,380 shares of common stock were outstanding.

                           AMERICAN BANKNOTE CORPORATION


                                     FORM 10-Q

                                     I N D E X



                                                                    PAGE
                                                                     NO.
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements - Unaudited

      Condensed Consolidated Balance Sheets
        June 30, 1996 and December 31, 1995. . . . . . . . . . .      3

      Condensed Consolidated Statements of Operations. . . . . .      4
        For the six months and second quarter ended
        June 30, 1996 and 1995

      Condensed Consolidated Statements of Cash Flows
        For the six months ended June 30, 1996 and 1995. . . . .      5

      Condensed Consolidated Statement of Stockholders' Equity
        For the six months ended June 30, 1996 . . . . . . . . . .    6

      Notes to Condensed Consolidated Financial Statements . . .      7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . .   10

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .   16

 Item 4.  Submission of Matters to a Vote of Security Holders        16

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .   16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except for share data)

                                                           June       December
                                                         30, 1996     31, 1995
ASSETS                                                  (Unaudited)
Current assets
  Cash and cash equivalents. . . . . . . . . . . . .      $ 15,022     $ 23,525
  Marketable securities - at market. . . . . . . . .         3,373        2,952
  Accounts receivable, net of allowance for
   doubtful accounts of $951 and $816. . . . . . . .        44,890       32,058
  Other receivables. . . . . . . . . . . . . . . . .         9,046        7,772
  Inventories. . . . . . . . . . . . . . . . . . . .        30,509       23,243
  Deferred income tax benefits . . . . . . . . . . .         6,782        5,983
  Prepaid expenses . . . . . . . . . . . . . . . . .         5,185        4,755
        Total current assets . . . . . . . . . . . .       114,807      100,288

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $56,115 and $46,915. . . . . . . .       252,045      225,974

Other assets . . . . . . . . . . . . . . . . . . . .        25,018       18,342

Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $3,964 and $3,119. . . . . . . . .        85,477       34,798
                                                          $477,347     $379,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving credit payable . . . . . . . . . . . . .      $  1,920
  Current portions of long-term debt . . . . . . . .         7,177     $    332
  Accounts payable and accrued expenses. . . . . . .        61,180       44,983
        Total current liabilities. . . . . . . . . .        70,277       45,315

Long-term debt, net of unamortized discount
  of $1,064 and $1,120 . . . . . . . . . . . . . . .       265,693      194,156

Other liabilities. . . . . . . . . . . . . . . . . .        19,104       20,181

Deferred income taxes  . . . . . . . . . . . . . . .        54,848       60,579

Minority interest. . . . . . . . . . . . . . . . . .        25,939       18,818
                                                           435,861      339,049
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
   no shares issued or outstanding . . . . . . . . .           -           -
  Common Stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   20,088,380 shares and 19,391,763 shares . . . . .           201          194
  Capital surplus. . . . . . . . . . . . . . . . . .        68,238       67,091
  Retained-earnings (deficit). . . . . . . . . . . .       (24,898)     (25,461)
  Treasury stock, at cost (281,000 shares) . . . . .        (1,253)      (1,253)
  Pension liability adjustment . . . . . . . . . . .          (218)        (218)
  Deferred compensation. . . . . . . . . . . . . . .          (484)         -
  Cumulative currency translation adjustment . . . .          (100)         -
        Total stockholders' equity . . . . . . . . .        41,486       40,353
                                                          $477,347     $379,402

 See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)

                                              Six                Second
                                          Months Ended        Quarter Ended
                                            June 30              June 30
                                        1996      1995       1996      1995

Sales  . . . . . . . . . . . . . . . .  $130,681  $ 96,659    $ 70,764 $ 47,591

Costs and expenses
 Cost of goods sold. . . . . . . . . .   88,570     70,098      46,566   38,149
 Selling and administrative  . . . . .   19,228     20,509      10,148   10,561
 Depreciation and amortization . . . .    8,697      6,555       5,156    3,310
                                        116,495     97,162      61,870   52,020

                                         14,186       (503)      8,894   (4,429)
Other (expense) income
 Interest expense. . . . . . . . . .    (12,641)   (11,460)     (6,573)  (5,692)
 Foreign exchange gain
   (losses), net. . . . . . . . . .        (136)        58         (82)     (10)
 Other, net. . . . . . . . . . . . .        380      1,070         569      603
                                        (12,397)   (10,332)     (6,086)  (5,099)

 Income (loss) before taxes. . . . .      1,789    (10,835)      2,808   (9,528)

Income tax charge (benefit). . . . .       (501)      (430)        364       80

 Income (loss) before
    minority interest. . . . . . . .      2,290    (10,405)      2,444   (9,608)

Minority interest. . . . . . . . . .      1,727       -          1,079      -

 Net Income (Loss) . . . . . . . . .    $   563   $(10,405)    $ 1,365  $(9,608)



Weighted average number of common
 and common equivalent shares
 outstanding . . . . . . . . . . . .     20,000     19,070      20,210  19,120

 Net Income (Loss) per share . . . .     $ .03      $(.55)      $ .07   $(.50)



See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts in thousands)

                                                           Six Months Ended
                                                               June 30
                                                           1996         1995
Operating Activities
  Net cash from operations, after adjustments
     to reconcile net income (loss) to
     net cash provided by or (used in)
     operating activities. . . . . . . . . . . . . .    $  9,693     $ (5,297)
     Marketable securities . . . . . . . . . . . . .        (650)      (1,321)
     Accounts and other receivables. . . . . . . . .     (10,834)       7,642
     Inventories . . . . . . . . . . . . . . . . . .       1,426        2,564
     Prepaid and other assets. . . . . . . . . . . .        (535)      (1,585)
     Accounts payable and accrued expenses . . . . .      (3,809)      (4,732)
     Other . . . . . . . . . . . . . . . . . . . . .      (3,136)      (3,899)
  Net cash (used in) Operating Activities. . . . . .      (7,845)      (6,628)

Investing Activities
  Acquisition of subsidiary,
     net of cash acquired. . . . . . . . . . . . . .     (77,266)          -
  Capital expenditures, net  . . . . . . . . . . . .     (10,964)      (2,062)
  Net cash (used in) Investing Activities. . . . . .     (88,230)      (2,062)

Financing Activities
  Acquisition borrowings
     Senior Debt . . . . . . . . . . . . . . . . . .      53,493           -
     Subordinated Debt . . . . . . . . . . . . . . .      18,383           -
  Minority shareholder investment. . . . . . . . . .       7,179           -
  Revolving credit borrowings. . . . . . . . . . . .       1,920           -
  Other borrowings . . . . . . . . . . . . . . . . .       7,349           -
  Proceeds from issuance of Common Stock . . . . . .          -            18
  Payment of other long-term
     obligations and other . . . . . . . . . . . . .        (685)        (192)
  Net cash provided by or (used in)
     Financing Activities. . . . . . . . . . . . . .      87,639         (174)

Effect of foreign currency exchange rate
  changes on cash and cash equivalents . . . . . . .         (67)         (27)

Increase (decrease) in cash
  and cash equivalents . . . . . . . . . . . . . . .      (8,503)      (8,891)

Cash and cash equivalents - beginning of period. . .      23,525       31,658

Cash and cash equivalents - end of period. . . . . .    $ 15,022    $  22,767




See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED SIX MONTHS ENDED JUNE 30, 1996
(Amounts in thousands)


                                                                               Foreign
                                     Retained              Pension             Currency
                   Common   Capital   Earnings   Treasury  Liab.     Deferred  Transl.   Total
                   Stock    Surplus   (Deficit)  Stock     Adjust.   Compens.  Adjust.   Equity

Balance -
January 1, 1996    $194     $67,091   $(25,461)  $(1,253)  $ (218)   $  -      $  -      $40,353

Issuance of
  common shares
  - acquisition
  of affiliate        4         646                                                          650

Issuance of
  restricted
  common shares
  - deferred
  compensation
  plan                3         501                                    (484)                  20

Foreign
  currency
  translation
  adjustment
  for period                                                                    (100)       (100)

Net income                                 563                                               563

Balance -
June 30, 1996      $201     $68,238   $(24,898)  $(1,253)   $ (218)   $(484)   $(100)    $41,486













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

   Results of operations for foreign subsidiaries, other than those located in a highly inflationary country, are translated using average exchange rates during the period, while assets and liabilities are translated into US dollars using current rates. Resulting translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in earnings. For ABN-Brazil, which operates in a highly inflationary country, currency gains and losses resulting from translation and transactions are determined using a combination of current and historical rates and are included in earnings.


   Primary and fully-diluted income (loss) per share are the same.

   Cash tax payments for the six months ended June 30, 1996 and 1995, amounted to approximately $4.3 million and $1.2 million, respectively. Cash interest payments for the six months ended June 30, 1996 and 1995 amounted to approximately $11.2 million and $10.5 million, respectively. In addition, under interest rate swap agreements, a cash interest payment of $0.3 million was made in the six months ended June 30, 1995. The agreement was terminated in the fourth quarter of 1995.

Note B - Inventories

   Inventories consist of the following (in thousands):
                                               June          December
                                               30, 1996      31, 1995

      Work in process. . . . . . . . . . . .   $  16,165     $  15,874
      Raw materials and supplies . . . . . .      14,344         7,369

         Total inventories . . . . . . . . .   $  30,509     $  23,243

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note C - Long-term Debt

    Long-term debt consists of the following (in thousands):
                                                June         December
                                                30, 1996     31, 1995
      10-3/8% Senior Notes, due
         June 1, 2002  . . . . . . . . . . .    $ 126,500    $ 126,500
      11-5/8% Senior Notes, due August 1,
         2002, net of unamortized
         discount of $1,064 and $1,120 . . .       63,936       63,880
      9.35% Senior Debt, due
         May 31, 2001 (a). . . . . . . . . .       52,729           -
      8.07% Subordinated Debt,
         due May 31, 2001(a) . . . . . . . .       18,101           -
      Other long-term obligations. . . . . .       11,604        4,108
      Less current portion . . . . . . . . .       (7,177)        (332)

         Long-term debt. . . . . . . . . . .    $ 265,693    $ 194,156

    (a) Issued in connection with acquisition of Australian subsidiary. See "Results of Operations - Liquidity and Capital Resources" for further description of debt.

Note D - Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (in thousands):
                                                June          December
                                                30, 1996      31, 1995

      Accounts payable . . . . . . . . . . .    $ 18,088      $ 11,335
      Accrued expenses . . . . . . . . . . .       9,500         2,893
      Customers' advances. . . . . . . . . .       2,450         7,026
      Salaries and wages . . . . . . . . . .       7,590         5,666
      Restructuring and merger -
         related accruals. . . . . . . . . .      12,573         8,838
      Interest payable . . . . . . . . . . .       4,823         4,291
      Other . . .. . . . . . . . . . . . . .       6,156         4,934
         Total accounts payable
             and accrued expenses. . . . . .    $ 61,180      $ 44,983

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note E - Acquisition of Subsidiary

    On June 3, 1996, the Company acquired a 55% equity interest in American Bank Note Australasia Ltd., an Australian corporation ("ABAL") that purchased the assets and business of the Leigh-Mardon Security Group of Australia and New Zealand ("Leigh-Mardon") from Amcor Limited ("Amcor"). ABAL's products and services include financial and telephone cards, personalization systems, bank and personal checks, electronic printing and service applications, driver's licenses, payment systems and electronic point of sale terminals. The purchase price including fees and expenses in connection with the acquisition and financing was approximately $80.0 million, subject to adjustment. (See Note C -
Long-term Debt for a description of financing.)

    The Company invested approximately $7.2 million cash and an Amcor subsidiary acquired a 45% equity interest for approximately the same amount.

    The acquisition was accounted for as a purchase transaction in accordance with APB No. 16 "Business Combinations." Based on a preliminary allocation of the purchase price, the transaction resulted in approximately $52.9 million as the cost in excess of the fair market value of the underlying net assets acquired, which cost will be amortized over 25 years. The allocation of purchase price as reflected in the consolidated balance sheet is preliminary and subject to adjustment upon receipt of final appraisal information and management's final estimates as to the fair value of assets acquired and liabilities assumed.

    On an unaudited pro-forma basis, assuming the acquisition had been made as of January 1, 1995, the consolidated revenues of the Company for the six months ended June 30, 1996 and 1995 would have increased by approximately $33.5 million and $39.9 million, respectively, and net earnings would have increased by approximately $0.4 million ($.02 per share) and $0.4 million ($.02 per share), respectively. The Company believes these unaudited pro-forma results of operations are not indicative of the actual results of operations that would have occurred had the purchase been made as of January 1, 1995 or of the results which will occur in the future.

Note F - Investment in Affiliate

    As of January 6, 1996, the Company acquired 25% of the outstanding shares of a company that operates a financial and identification card manufacturing business for $1.3 million. The purchase price consisted of $0.65 million in cash and 386,617 shares of the Company's Common Stock, valued at $0.65 million. The acquisition was accounted for as a purchase transaction, and its operations, recorded from the acquisition date, were not significant to the consolidated results.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note G - Compensation Plans

    In 1996, the Company adopted an incentive based compensation plan. Under the plan, 310,000 restricted shares of the Company's Common Stock were issued which vest after four years or earlier if specific goals are achieved. The fair value of the restricted shares are being amortized to earnings over the vesting period. In addition, certain stock options were canceled and new stock options were issued to plan participants.


Note H - Commitments and Contingencies

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

   On June 3, 1996, the Company acquired a 55% equity interest in American Bank Note Australasia Ltd., an Australian corporation ("ABAL"), (see Note E). The acquisition was accounted for as a purchase transaction and its operations recorded since June 3, 1996 were not significant to the consolidated results. In the third quarter of 1995, the Company acquired the printing business and operations of Grafica Bradesco in exchange for a 22.5% minority interest in ABN-Brazil. The acquisition was accounted for as a purchase transaction and its operations have been included since the July 1, 1995 acquisition date. The acquisition of Grafica Bradesco had a significant impact on the operations of the Company.

COMPARISON OF RESULTS OF THE SIX MONTHS ENDED JUNE 30, 1996
WITH THE SIX MONTHS ENDED JUNE 30, 1995

   ABN-Brazil's sales represent 60.8% of consolidated sales for 1996 compared with 37.6% for 1995. Sales in 1996 increased by $34.0 million (35.2%) from 1995 primarily due to increases at ABN-Brazil in stored value telephone card sales ($22.9 million), printing services sales ($21.3 million), Holographic sales ($0.8 million) and increases in sales as a result of the ABAL acquisition ($5.7 million). Government sales decreased primarily due to a decrease in food coupons ($14.5 million) and currency ($1.8 million) partially offset by increased sales to other government agencies ($0.8 million). The reduction in food coupon sales is due, in part, to the timing of the award of the fiscal 1996 food coupon contract which resulted in initial deliveries commencing in June of this year. The trend in food coupon volume is discussed in "Liquidity and Capital Resources." The change in various components of sales may be affected by the timing of contract awards and delivery requirements of customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

   Cost of goods sold increased $18.5 million (26.4%) from 1995 and as a percentage of sales was 67.8% in 1996 as compared to 72.5% in 1995. The cost of goods sold increase was due primarily to the increase in sales at ABN-Brazil related to printing services and stored value telephone cards. The net decrease in the percentage of cost of goods sold is principally due to the inclusion in 1995 of certain losses and related costs incurred at the Company's US subsidiary, American Bank Note Company ("ABN") and the reduction in fixed costs realized from the restructuring which was substantially completed in the second quarter of 1996. The net decrease in the cost of goods sold percentage was after including an increase in fixed expenses at ABN-Brazil due to the ramp up in production as well as a change in its product mix.

   Selling and administrative expenses decreased $1.3 million from 1995 (6.2%) primarily due to the reduction in corporate overhead as a result of the restructuring and downsizing. As a percentage of sales, selling and administrative expenses decreased to 14.7% from 21.2%.

   Depreciation expense increased $2.1 million in 1996 primarily as a result of the acquisitions discussed above and capital expenditures related to the expansion of manufacturing capacity at ABN-Brazil.

   Interest expense increased $1.2 million in 1996 primarily due to debt incurred to acquire ABAL, debt to fund the purchase of new equipment and interest incurred in use of the Company's domestic revolving credit line.

   Foreign exchange gain (loss), net is a result of the Company's translation of Brazilian local currency financial statements into dollars.

   Income taxes (benefits) are calculated using estimated annual effective tax rates for each tax jurisdiction and assume various assumptions such as state and local taxes, utilization of foreign tax credits and timing of certain deductions.

   The minority interest represents the 22.5% minority interest in ABN-Brazil and since June 3, 1996 a 45% minority interest in ABAL.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF THE SECOND QUARTER ENDED JUNE 30, 1996
WITH THE SECOND QUARTER ENDED JUNE 30, 1995

   ABN-Brazil's sales represent 58.8% of consolidated sales for 1996 compared with 39.3% for 1995. Sales in 1996 increased by $23.2 million (48.7%) from 1995 primarily due to increases at ABN-Brazil for stored value telephone card sales ($13.7 million) and printing services sales ($8.6 million), as well increases in other commercial customer sales ($1.8 million), Holographic sales ($0.6 million) and the ABAL acquisition ($5.7 million). Government sales decreased primarily due to a decrease in food coupons ($6.5 million) and currency ($0.7 million) sales. The reduction in food coupon sales is due in part, to the timing of the award of the fiscal 1996 food coupon contract which resulted in initial deliveries commencing in June of this year. The trend in food coupon volume is discussed in "Liquidity and Capital Resources." The change in various components of sales may be affected by the timing of contract awards and delivery requirements of customers.

   Cost of goods sold increased $8.4 million (22.1%) from 1995 and as a percentage of sales was 65.8% in 1996 as compared to 80.2% in 1995.
The cost of goods sold increase was due primarily to the increase in sales at ABN-Brazil related to printing services and the production of stored value telephone cards. The net decrease in the percentage of cost of goods sold is principally due to the inclusion in 1995 of certain losses and related costs incurred at ABN and the reduction in fixed costs realized from the restructuring which was substantially completed in the second quarter of 1996. The net decrease in the cost of goods sold percentage was after including an increase in fixed expenses at ABN-Brazil due to the ramp up in production as well as a change in its product mix.

   Selling and administrative expenses decreased by $0.4 million from 1995 (3.9%) primarily due to of the reduction in corporate overhead, as a result of the restructuring and downsizing plan. As a percentage of sales, selling and administrative expenses decreased to 14.3% from 22.2%.

   Depreciation expense increased $1.8 million in 1996 primarily as a result of the acquisitions discussed above and capital expenditures related to the expansion of manufacturing capacity at ABN-Brazil.

   Interest expense increased $0.9 million in 1996 primarily due to debt incurred to acquire ABAL, debt to fund the purchase of new equipment and interest attributable to the Company's domestic revolving credit line.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Company invested approximately $7.2 million cash during June 1996 in the acquisition of ABAL. The Company's investment was made through an unrestricted subsidiary of the Company, American Banknote Australasia Holdings, Inc. ("ABNAH"), as such term is defined in the Company's Senior Note indentures

   The transaction was financed by the issuance of ABAL senior debt
("Senior Debt"), of approximately $53.5 million, to a group of lenders, represented by Bankers Trust Australia Limited and the issuance of ABAL subordinated debt ("Subordinated Debt"), of approximately $18.4 million, to Amcor Investments Pty. Limited, an affiliate of the sellers. The excess proceeds of the financing and equity investments will be used for working capital purposes of ABAL. In addition, ABAL obtained a $4.0 million working capital facility at closing which has not been utilized. Both the Senior and Subordinated Debt are obligations of ABAL owned 55% by the Company and 45% by an affiliate of the sellers of the business.

   The Senior Debt, among other things, provides for principal to be paid in semi-annual installments commencing March 1997 and to be paid in full by June 2001. Seventy-five percent of Surplus Cashflow, as defined below, is required to be paid to the lenders as mandatory pre-payment of the term loan portion of the facility on an annual basis. Interest accrues under the term facility of the Senior Debt at a rate of 1.75% plus the average 90-day Bank Bill Rate on the outstanding principal balance, or at an alternative rate if such Bank Bill Rate is not available.

   The Subordinated Debt, among other things, provides for principal and capitalized interest to be paid in accordance with the terms of the Senior Debt, i.e 25% of available Surplus Cashflow once all other relevant amounts have been paid under the Senior Debt. Surplus Cashflow is ABAL's earnings before interest, taxes, depreciation and amortization, on a consolidated basis, less interest under the Senior Debt, cash taxes paid, payments of principal under the Senior Debt, budgeted capital expenditures, 25% of interest under the Senior Debt and any interest paid on the Subordinated Debt (to the extent permitted by the Senior lenders) and $2.0 million for working capital retention purposes. Interest accrues at a rate of 8.07% per annum plus 4% upon amounts outstanding in excess of $16.4 million. The Subordinated Debt matures September 2001, or earlier in certain circumstances. ABAL is required, at any time that the outstanding principal balance under the Senior Debt is less than $40 million, to seek to refinance the senior indebtedness, with any excess being used for repayment of the Subordinated Debt. Refinancing is not required if available on terms substantially less favorable than the terms of the current Senior Debt. The Company does not anticipate any cash dividends from ABAL prior to retirement of the Senior and Subordinated Debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - continued

   At June 30, 1996, the Company had approximately $15.0 million in cash and cash equivalents and approximately $11.3 million of availability under the Company's $20 million credit agreement, of which $2.0 million of outstanding letters of credit and $1.9 million of borrowings have been utilized, $126.5 million of 10 3/8% Senior Notes outstanding and $65.0 million of 11 5/8% Senior Notes outstanding.

   The significant increases in certain balance sheet amounts at June
30, 1996 compared to December 31, 1995, resulted from the acquisition of ABAL during 1996, were approximately as follows: cash $9.0 million, other receivables $3.4 million, inventories $8.8 million, prepaid and other current assets $1.0 million, property plant and equipment $23.7 million, deferred financing and other long term assets $6.8 million, net excess cost of investment in subsidiaries over net assets acquired $52.9 million, current portion of long-term debt by $4.8 million, accounts payable and accrued expenses $17.1 million, long-term debt $67.1 million, long-term deferred tax and other liabilities $2.2 million, minority interest $6.5 million.
In addition to the increases mentioned above, accounts and other receivables increased as a result of ABAL's operations subsequent to the closing and a higher level of consolidated sales.

   Certain states have adopted electronic programs which replace the traditional methods of distribution of public assistance benefits to recipients, including replacing food coupons with debit-type cards. Several state-wide programs have been implemented, while others have recently awarded contracts. Other states are evaluating such programs. In April 1996, the Food and Nutrition Division of the USDA awarded the Company a new contract to print food coupons for the fiscal year ended September 30, 1996, with two one-year renewal options, for the printing food coupons. Reference is made to the Company's Annual Report on Form 10-K the year ended December 31, 1995 "Liquidity and Capital Resources."

   Management of the Company believes that cash flows from operations together with its existing cash balances and credit facilities, will be sufficient to service its working capital and debt service requirements and fund capital expenditures for the foreseeable future.


IMPACT OF INFLATION

   Reference is made to the Company's Form 10-K for the year ended December 31, 1995 "Impact of Inflation."

   In 1996, to limit the effect of inflation and other currency risks on ABN-Brazil's cash balances, the Company entered into foreign currency option contracts, at a nominal cost, to limit the effect of currency fluctuations on future expected cash receipts from Brazil. The options generally cover periods from two to four months.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   As a result of a vote of stockholders at the Annual Meeting of Stockholders held on June 13, 1996, it was resolved that:

  1. The Directors nominated for election were elected with the votes cast as follows:

     Nominee                      Votes In Favor   Votes Withheld
     Bette B. Anderson                16,629,586          203,622
     Dr. Oscar Arias S.               16,641,972          191,236
     C. Gerald Goldsmith              15,356,264        1,476,944
     Ira J. Hechler                   15,354,412        1,478,796
     David S. Rowe-Beddoe             15,354,814        1,478,394
     Alfred Teo                       16,648,954          184,254
     Morris Weissman                  16,428,440          404,768

  2. The proposal to approve the amendment to the Deferred Stock and Compensation Plan for Non-Employee Directors was approved by a vote of 15,191,606 in favor, 1,047,362 against and 594,240 abstained; and

  3. The proposal to approve the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1996 was approved by a vote of 16,212,050 in favor, 148,533 against and 472,625 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
  Exhibit
  Number

  10.1 Shareholder and Subscription Agreement between, American Banknote Australasia Holdings Inc., Leigh-Mardon Pty Limited and American Banknote Australasia Limited made on 3 June 1996 is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 3, 1996 (the "June 3, 1996 8-K").

  10.2 Senior Debt Facility Agreement dated June 3, 1996 between American Banknote Australasia Limited, ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN Security Pty Ltd, ABN New Zealand Limited, Dresdner Australia Limited, Societe Generale Australia Limited, AIDC Limited, ABN AMRO Australia Limited, Bankers Trust Australia Limited, BT Management Services PTY Limited. is hereby incorporated by reference to Exhibit 2.2 to the June 3, 1996 8-K.

  10.3 Subordinated Debt Facility Agreement dated June 3, 1996 between American Banknote Australasia Limited, Amcor Investments Pty Limited and ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN Security Pty Ltd, ABN New Zealand Limited. is hereby incorporated by reference to Exhibit 2.3 to the June 3, 1996 8-K.

  10.4 Australian Sale Agreement between Leigh-Mardon Pty Limited (the Vendor), ABN Security Pty Ltd (the Business Purchaser), ABN Holdings Pty Ltd (the Fortronic Shares Purchaser), ABN Pacific Pty Ltd (the PSS Shares Purchaser), Containers Pty Limited (the Vendor Guarantor) and American Banknote Australasia Limited (the Purchasers' Guarantor) made on 10 April 1996. is hereby incorporated by reference to Exhibit 2.4 to the June 3, 1996 8-K.

  10.5 Master Agreement between Leigh-Mardon Pty Limited (the Australian Vendor), Containers Packaging (N.Z.) Limited, Kiwi Packaging (Cartons) Limited, Leigh-Mardon (NZ) Limited, ABN Security Pty Ltd (the Business Purchaser), ABN Holdings Pty Ltd (the Fortronic Shares Purchaser), ABN Pacific Pty Ltd (the PSS Shares Purchaser), ABN New Zealand Limited (the New Zealand Purchaser), American Banknote Australasia Limited (the Purchasers' Guarantor) and Containers Pty Limited (the Vendor Guarantor) made on 10 April 1996. is hereby incorporated by reference to Exhibit 2.5 to the June 3, 1996 8-K.

  10.6 New Zealand Sale Agreement between Containers Packaging (N.Z.) Limited, Leigh-Mardon (NZ) Limited, Kiwi Packaging (Cartons) Limited, ABN New Zealand Limited (the New Zealand Purchaser), American Banknote Australasia Limited (the Purchasers' Guarantor) and Containers Pty Limited (the Vendor Guarantor) made on 10 April 1996 is hereby incorporated by reference to Exhibit 2.6 to the June 3, 1996 8-K.

  27 Article 5 Financial Data Schedule                    **

      **  Filed electronically herewith

(b)        Reports on Form 8-K
    a)     Form 8-K filed April 16, 1996 - Item 5 Other Events
    b)     Form 8-K filed June 18, 1996
             - Item 2  Acquisition or Disposition of Assets
             - Item 7  Financial Statements, Pro Forma Financial
                       Information and Exhibits

                               SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BANKNOTE CORPORATION



By: s/ John T. Gorman
  John T. Gorman
  Executive Vice President,
  Chief Financial Officer and
  Chief Accounting Officer


Date:    August 13, 1996

                             Exhibit Index
List of Exhibits Pursuant to Item 601 of Regulation S-K:
Exhibit
     10.1 Shareholder and Subscription Agreement between, American Banknote Australasia Holdings Inc., Leigh-Mardon Pty Limited and American Banknote Australasia Limited made on 3 June 1996 is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 3, 1996 (the "June 3, 1996 8-K").
     10.2 Senior Debt Facility Agreement dated June 3, 1996 between American Banknote Australasia Limited, ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN Security Pty Ltd, ABN New Zealand Limited, Dresdner Australia Limited, Societe Generale Australia Limited, AIDC Limited, ABN AMRO Australia Limited, Bankers Trust Australia Limited, BT Management Services PTY Limited. is hereby incorporated by reference to Exhibit 2.2 to the June 3, 1996 8-K.
     10.3 Subordinated Debt Facility Agreement dated June 3, 1996 between American Banknote Australasia Limited, Amcor Investments Pty Limited and ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN Security Pty Ltd, ABN New Zealand Limited. is hereby incorporated by reference to Exhibit 2.3 to the June 3, 1996 8-K.
     10.4 Australian Sale Agreement between Leigh-Mardon Pty Limited (the Vendor), ABN Security Pty Ltd (the Business Purchaser), ABN Holdings Pty Ltd (the Fortronic Shares Purchaser), ABN Pacific Pty Ltd (the PSS Shares Purchaser), Containers Pty Limited (the Vendor Guarantor) and American Banknote Australasia Limited (the Purchasers' Guarantor) made on 10 April 1996. is hereby incorporated by reference to Exhibit
           2.4 to the June 3, 1996 8-K.
     10.5 Master Agreement between Leigh-Mardon Pty Limited (the Australian Vendor), Containers Packaging (N.Z.) Limited, Kiwi Packaging (Cartons) Limited, Leigh-Mardon (NZ) Limited, ABN Security Pty Ltd (the Business Purchaser), ABN Holdings Pty Ltd (the Fortronic Shares Purchaser), ABN Pacific Pty Ltd (the PSS Shares Purchaser), ABN New Zealand Limited (the New Zealand Purchaser), American Banknote Australasia Limited (the Purchasers' Guarantor) and Containers Pty Limited (the Vendor Guarantor) made on 10 April 1996. is hereby incorporated by reference to Exhibit 2.5 to the June 3, 1996 8-K.
     10.6 New Zealand Sale Agreement between Containers Packaging (N.Z.) Limited, Leigh-Mardon (NZ) Limited, Kiwi Packaging (Cartons) Limited, ABN New Zealand Limited (the New Zealand Purchaser), American Banknote Australasia Limited (the Purchasers' Guarantor) and Containers Pty Limited (the Vendor Guarantor) made on 10 April 1996 is hereby incorporated by reference to Exhibit 2.6 to the June 3, 1996 8-K.
     27    Article 5 Financial Data Schedule

                               BLANK PAGE