Form 10-Q
period 1996-09-30
AMERICAN BANKNOTE CORP
filed 1996-11-14
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                 FORM 10-Q

      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

At November 8, 1996 - 19,809,380 shares of common stock were outstanding.

                           AMERICAN BANKNOTE CORPORATION


                                     FORM 10-Q

                                     I N D E X



                                                                 PAGE
                                                                  NO.
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements - Unaudited

      Condensed Consolidated Balance Sheets
        September 30, 1996 and December 31, 1995 . . . . . . . .   3

      Condensed Consolidated Statements of Operations. . . . . .   4
        For the nine months and third quarter ended
        September 30, 1996 and 1995

      Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 1996 and 1995      5

      Condensed Consolidated Statement of Stockholders' Equity
        For the nine months ended September 30, 1996 . . . . . .   6

      Notes to Condensed Consolidated Financial Statements . . .   7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . 9

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .12

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except for share data)


                                                  September         December
                                                  30, 1996           31, 1995
ASSETS                                           (Unaudited)

Current assets
  Cash and cash equivalents. . . .. . . . . .    $   15,457        $   23,525
  Marketable securities - at market. .  . . .         3,265             2,952
  Accounts receivable, net of allowance for
   doubtful accounts of $1,485 and $816 . . .        42,291            32,058
  Other receivables. . . . . . . . . .  . . .        12,721             7,772
  Inventories. . . . . . . . . . . . .  . . .        38,919            23,243
  Deferred income tax benefits . . . .  . . .         6,664             5,983
  Prepaid expenses . . . . . . . . . .  . . .         4,743             4,755
        Total current assets . . . . .  . . .       124,060           100,288
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $60,992 and $46,915.  .  .        251,567           225,974

Other assets . . . . . . . . . . . . .  .  .         25,985            18,342

Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $4,806 and $3,119. .  .  .         84,679            34,798
                                                 $  486,291        $  379,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving credit payable . . . . . . . . .     $      854
  Current portions of long-term debt . . . .          7,934         $     332
  Accounts payable and accrued expenses. . .         64,727            44,983
        Total current liabilities. . . . . .         73,515            45,315

Long-term debt, net of unamortized discount
  of $1,035 and $1,120 . . . . . . . . . . .        265,975           194,156

Other liabilities. . . . . . . . . . . . . .         19,026            20,181

Deferred income taxes  . . . . . . . . . . .         57,213            60,579

Minority interest. . . . . . . . . . . . . .         26,732            18,818
                                                    442,461           339,049
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
   no shares issued or outstanding . . . . .            -                -
  Common Stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   20,088,380 shares and 19,391,763 shares .            201               194
  Capital surplus. . . . . . . . . . . . . .         68,458            67,091
  Retained-earnings (deficit). . . . . . . .        (22,670)          (25,461)
  Treasury stock, at cost (281,000 shares) .         (1,253)           (1,253)
  Pension liability adjustment . . . . . . .           (218)             (218)
  Deferred compensation. . . . . . . . . . .           (637)              -
  Cumulative currency translation adjustment            (51)              -
        Total stockholders' equity . . . . .         43,830            40,353
                                                 $  486,291         $ 379,402

 See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)


                                             Nine                 Third
                                         Months Ended         Quarter Ended
                                         September 30          September 30
                                        1996      1995        1996      1995

Sales  . . . . . . . . . . . . . .     $217,560   $153,442  $ 86,879   $56,783

Costs and expenses
 Cost of goods sold. . . . .            142,793    109,512    54,223    39,414
 Selling and administrative  . . .       33,327     29,767    14,099     9,258
 Depreciation and amortization . .       14,731     10,741     6,034     4,186
                                        190,851    150,020    74,356    52,858

                                         26,709      3,422    12,523     3,925
Other (expense) income
 Interest expense. . . . . . . . . .    (20,124)   (17,293)   (7,483)   (5,833)
 Foreign exchange loss, net. . . . .       (201)      (206)      (65)     (264)
 Other, net. . . . . . . . . . . . .        711      2,920       331     1,850
                                        (19,614)   (14,579)   (7,217)   (4,247)

 Income (loss) before taxes. . . . .      7,095    (11,157)    5,306      (322)

Income tax charge (benefit). . . . .        877     (1,217)    1,378      (787)

 Income (loss) before
    minority interests . . . . . . .      6,218     (9,940)    3,928       465

Minority interests . . . . . . . . .     (3,427)      (412)   (1,700)     (412)

 Net Income (Loss) . . . . . . . . .   $  2,791   $(10,352) $  2,228   $    53



Weighted average number of common
 and common equivalent shares
 outstanding . . . . . . . . . . . .     20,300      19,087    20,420    19,300

 Net Income (Loss) per share . . . .      $ .14       $(.54)    $ .11      $.00




See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts in thousands)

                                                         Nine Months Ended
                                                           September 30
                                                         1996         1995


Operating Activities
  Net cash from operations, after adjustments
     to reconcile net income (loss) to
     net cash provided by or (used in)
     operating activities. . . . . . . . . . . .      $   17,850     $ (2,649)
     Marketable securities . . . . . . . . . . .            (718)      (1,195)
     Accounts and other receivables. . . . . . .          (9,774)       3,978
     Inventories . . . . . . . . . . . . . . . .          (7,032)       1,759
     Prepaid and other . . . . . . . . . . . . .             325       (1,253)
     Accounts payable and accrued expenses . . .           5,611       (4,733)
     Acquisition, restructuring and
       merger related accruals . . . . . . . . .          (6,677)      (2,673)
  Net cash used in Operating Activities. . . . .            (415)      (6,766)

Investing Activities
  Acquisition of ABAL. . . . . . . . . . . . . .         (77,266)           -
  Capital expenditures, net  . . . . . . . . . .         (16,775)      (5,442)
  Net cash used in Investing Activities. . . . .         (94,041)      (5,442)

Financing Activities
  Acquisition borrowings
     Senior Debt . . . . . . . . . . . . . . . .          53,493            -
     Subordinated Debt . . . . . . . . . . . . .          18,383            -
  Other borrowings . . . . . . . . . . . . . . .           8,178            -
  Minority shareholder investment. . . . . . . .           7,179            -
  Revolving credit borrowings. . . . . . . . . .             854            -
  Dividend to minority shareholder . . . . . . .          (1,623)
  Proceeds from issuance of Common Stock . . . .             -             19
  Payment of other long-term obligations . . . .             (25)        (292)
  Net cash provided by or (used in)
    Financing Activities . . . . . . . . . . . .          86,439         (273)

Effect of foreign currency exchange rate
  changes on cash and cash equivalents . . . . .             (51)        (125)

Decrease in cash and cash equivalents. . . . . .          (8,068)     (12,606)

Cash and cash equivalents - beginning of period.          23,525       31,658

Cash and cash equivalents - end of period. . . .      $   15,457    $  19,052


See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED NINE MONTHS ENDED September 30, 1996
(Amounts in thousands)


                                                                              Foreign
                                       Retained            Pension            Currency
                    Common   Capital   Earnings  Treasury     Liab.  Deferred  Transl.      Total
                     Stock   Surplus  (Deficit)     Stock   Adjust.   Compens. Adjust.     Equity

Balance -
January 1, 1996       $194   $67,091  $(25,461)   $(1,253)   $(218)   $  -      $  -      $40,353

Issuance of
  common shares
  - acquisition
  of affiliate           4       646                                                          650

Issuance of
  restricted
  common shares
  - deferred
  compensation
  plans                  3       721                                     (637)                 87


Foreign
  currency
  translation
  adjustment
  for period                                                                       (51)       (51)

Net income                               2,791                                              2,791

Balance -
September 30, 1996    $201   $68,458  $(22,670)   $(1,253)   $(218)     $(637)    $(51)   $43,830













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

   Cash tax payments for the nine months ended September 30, 1996 and 1995 amounted to approximately $7.0 million and $2.3 million, respectively. Cash interest payments for the nine months ended September 30, 1996 and 1995 amounted to approximately $15.6 million and $14.9 million, respectively. In addition, under interest rate swap agreements, a cash interest payment of $0.6 million was made in the nine months ended September 30, 1995. The agreement was terminated in the fourth quarter of 1995.

Note B - Inventories

   Inventories consist of the following (in thousands):
                                                September      December
                                                 30, 1996      31, 1995

      Work in process. . . . . . . . .         $   20,776    $   15,874
      Raw materials and supplies . . .             18,143         7,369

         Total inventories . . . . . .         $   38,919    $   23,243

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note C - Long-term Debt

    Long-term debt consists of the following (in thousands):
                                                 September      December
                                                  30, 1996      31, 1995
      10-3/8% Senior Notes, due
         September 1, 2002 . . .. . . .         $  126,500    $  126,500
      11-5/8% Senior Notes, due August 1,
         2002, net of unamortized
         discount of $1,035 and $1,120 . .          63,965        63,880
      9.35% Senior Debt, due
         May 31, 2001 (a). . . . . . . . .          52,823           -
      8.07% Subordinated Debt,
         due May 31, 2001(a) . . . . . . .          18,133           -
      Other long-term obligations (b). . .          12,488         4,108
      Less current portion . . . . . . . .          (7,934)         (332)

         Long-term debt. . . . . . . . . .      $  265,975    $  194,156

    (a) Issued in connection with acquisition of Australian subsidiary. Reference is made to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996, Part I. Item 1 "Notes to Condensed Consolidated Financial Statements - Notes E and F", in connection with the investment in and acquisition of subsidiaries, and "Results of Operations - Liquidity and Capital Resources" for further description of debt.

    (b) Principally issued in connection with acquisition of equipment by ABN-Brazil.

Note D - Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (in thousands):
                                                 September      December
                                                  30, 1996      31, 1995

      Accounts payable . . . . . . . . . .      $   21,434    $   11,335
      Accrued expenses . . . . . . . . . .           8,779         2,893
      Income taxes . . . . . . . . . . . .           2,821         1,863
      Customers' advances. . . . . . . . .           2,847         7,026
      Salaries and wages . . . . . . . . .          11,326         5,666
      Restructuring and merger -
         related accruals. . . . . . . . .           8,001         8,838
      Interest payable . . . . . . . . . .           6,777         4,291
      Other . . .. . . . . . . . . . . . .           2,742         3,071
         Total accounts payable
           and accrued expenses. .. . .         $   64,727    $   44,983

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

   On June 3, 1996, the Company acquired a 55% equity interest in American Banknote Australasia Ltd., an Australian corporation ("ABAL") which purchased the assets and business of the Leigh-Mardon Security Group of Australia and New Zealand ("Leigh-Mardon"). As of July 1,
1995, the Company acquired the printing business and operations of Grafica Bradesco in exchange for a 22.5% minority interest in ABN-Brazil. The acquisitions were accounted for as purchase transactions and the operations of both companies have been included in earnings since their respective acquisition dates.

COMPARISON OF RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

   ABN-Brazil's sales represent 55.8% of consolidated sales in 1996 compared with 43.1% in 1995. ABAL's sales represent 12% of consolidated sales in 1996. Consolidated sales in 1996 increased by $64.1 million (41.8%) primarily due to an increase in electronic transaction cards (including stored value telephone card sales in Brazil) and document management sales as well as the acquisition of ABAL. Offsetting these increases was a decrease in certain domestic security printing. The change in various components of sales may be affected by the timing of contract awards and delivery requirements of customers.

   Cost of goods sold increased $33.3 million (30.4%) from 1995 as a result of the above increased sales. As a percentage of sales, cost of
goods sold declined to 65.6% in 1996 from 71.4% in 1995.   The net
decrease in the percentage of cost of goods sold is principally due to the cost reductions being realized from the restructuring and downsizing of the Company's domestic printing subsidiary, which was substantially completed in the second quarter of 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

   Selling and administrative expenses increased $3.6 million (12.0%) from 1995 as a result of the effect of the acquired businesses, partially offset by reduced corporate overhead and domestic selling expenses. As a percentage of sales, selling and administrative expenses declined to 15.3% in 1996 from 19.4% in 1995.

   Depreciation expense increased $4.0 million in 1996 primarily as a result of the acquired businesses and capital expenditures related to expansion of the manufacturing capacity of ABN-Brazil.

   Interest expense increased $2.8 million in 1996 primarily due to non-recourse debt incurred in Australia to acquire Leigh-Mardon and to fund the purchase of new equipment at ABN-Brazil.

   Foreign exchange loss is a result of the Company's translation of Brazilian local currency financial statements into dollars.

   Income taxes (benefits) are calculated using estimated annual effective tax rates for each tax jurisdiction and various assumptions such as state and local taxes, utilization of foreign tax credits and timing of deductions.

   Minority interests represents the 22.5% minority interest in ABN-Brazil and the 45% minority interest in ABAL since their respective acquisition dates.


COMPARISON OF RESULTS OF THE THIRD QUARTER ENDED SEPTEMBER 30, 1996 WITH THE THIRD QUARTER ENDED SEPTEMBER 30, 1995

   ABN-Brazil's sales represent 48.3% of consolidated sales in 1996 compared with 52.5% in 1995. ABAL's sales represent 22.8% of consolidated sales in 1996. Consolidated sales in 1996 increased by $30.1 million (53.0%) from 1995 primarily due to electronic transaction card sales (including stored value telephone card sales in Brazil) and the acquisition of ABAL. The change in various components of sales may be affected by the timing of contract awards and delivery requirements of customers.

   Cost of goods sold increased $14.8 million (37.6%) from 1995 as a result of the effect of the above increased sales. As a percentage of sales, cost of goods sold declined to 62.4% in 1996 from 69.4% in 1995.
The decline is principally due to the cost reductions being realized from the restructuring and downsizing of the Company's domestic printing subsidiary, which was substantially completed in the second quarter of 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

   Selling and administrative expenses increased $4.8 million (52.3%) from 1995 as a result of the effect of the acquired businesses. As a percentage of sales, selling and administrative expenses remained relatively constant in both years.

   Depreciation expense increased $1.8 million in 1996 primarily as a result of the acquired businesses and capital expenditures related to the expansion of the manufacturing capacity at ABN-Brazil.

   Interest expense increased $1.7 million in 1996 primarily due to non-recourse debt incurred in Australia to acquire Leigh-Mardon and to fund the purchase of new equipment at ABN-Brazil.

LIQUIDITY AND CAPITAL RESOURCES

   The Company invested $7.2 million in June 1996 to acquire Leigh-Mardon. The Company's investment was made through an unrestricted subsidiary of the Company, American Banknote Australasia Holdings, Inc. ("ABNAH"), as such term is defined in the Company's Senior Note indentures.

   The transaction was financed by the issuance of ABAL senior debt ("Senior Debt"), of approximately $53.5 million, and the issuance of ABAL subordinated debt ("Subordinated Debt"), of approximately $18.4 million to an affiliate of the sellers. In addition, ABAL obtained a $4.0 million working capital facility at closing which has not been utilized. Both the Senior and Subordinated Debt are obligations of ABAL owned 55% by the Company and 45% by an affiliate of the sellers of the business.

   At September 30, 1996, the Company had approximately $15.5 million in cash and cash equivalents and approximately $13.3 million of borrowing availability under its senior secured credit agreement with The Chase Manhattan Bank. $2.1 million of outstanding letters of credit and $0.9 million of borrowings have been utilized under the Chase loan. In addition, the Company's long-term debt included $126.5 million of 10 3/8% Senior Notes outstanding, $65.0 million of 11 5/8% Senior Notes outstanding, $71.0 million of non-recourse debt at ABAL incurred to acquire Leigh-Mardon and $12.5 million of other debt incurred in Brazil to finance capital expenditures.

   The Company recently received a contract amendment to April 1997 for its stored-value telephone card production contract in Brazil. The amendment provides for continued delivery of stored-value telephone cards at a reduced average monthly rate of approximately 12% compared to average levels for the nine months ended September 30, 1996 due to present levels of inventory existing at the customer. ABN-Brazil's volume of telephone cards following expiration of the present contract

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - continued

will be based upon the size and timing of a new contract expected to be announced during 1997 and other factors including inventory levels and qualified vendors. The Company expects to receive a price increase during the fourth quarter of 1996 through the end of the contract which will partially reduce the effect on revenues of reduced deliveries.

   During 1996, excluding the effect of the acquisition of ABAL, consolidated sales for the nine month period had increased by $38.1 million and ABN-Brazil stored value telephone cards had increased by $38 million. Excluding the effect of the acquisition of ABAL, net sales for the third quarter had increased by $10.4 million and ABN-Brazil stored value telephone cards had increased by $15.3 million.

   Management of the Company believes that cash flows from operations together with its existing cash balances and credit facilities, will be sufficient to service its working capital and debt service requirements and fund capital expenditures for the foreseeable future.

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 "Liquidity and Capital Resources."

IMPACT OF INFLATION

   Reference is made to the Company's Form 10-K for the year ended December 31, 1995 "Impact of Inflation."

   To limit the effect of inflation and other currency risks on cash balances, the Company has, from time to time, entered into foreign currency option contracts to limit the effect of currency fluctuations on future expected cash receipts from Brazil which are used for general parent company purposes including debt service. The options generally have covered periods from two to four months from the date of purchase. Such activities may be discontinued at any time depending on, among other things, management's views concerning future exchange rates and the cost of such contracts.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
   Exhibit
   Number

   4.1 Waiver and Amendment to Credit Agreement dated as of September 30, 1996, among American Bank Note Company and American Bank Note Holographics, Inc., American Banknote Corporation and The Chase Manhattan Bank (formerly, Chemical Bank), as Agent. **

   10.1   Employment Agreement Amendment Number 2 dated September
          3, 1996 between the Company and John T. Gorman.**

   27     Article 5 Financial Data Schedule                    **

      **       Filed electronically herewith

(b)        Report on Form 8-K
      a)  Form 8-K/A filed August 16, 1996
             Item 7  Financial Statements, Pro Forma Financial
             Information and Exhibits


                               SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BANKNOTE CORPORATION


By: s/ John T. Gorman
  John T. Gorman
  Executive Vice President,
  Chief Financial Officer and
  Chief Accounting Officer
  Date:  November 14, 1996

                             Exhibit Index




List of Exhibits Pursuant to Item 601 of Regulation S-K:
Exhibit

   4.1 Waiver and Amendment to Credit Agreement dated as of September 30, 1996, among American Bank Note Company and American Bank Note Holographics, Inc., American Banknote Corporation and The Chase Manhattan Bank (formerly, Chemical Bank), as Agent. **

   10.1   Employment Agreement Amendment Number 2 dated September
          3, 1996 between the Company and John T. Gorman.**

   27     Article 5 Financial Data Schedule                    **

      **       Filed electronically herewith