Form 10-K
period 1996-12-31
AMERICAN BANKNOTE CORP
filed 1997-03-27
CIK 51124

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K


(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


At March 20, 1997, the aggregate market value of the voting stock held by non-affiliates was $76,917,000.

At March 20, 1997, 19,849,547 shares of Common Stock were outstanding.

     Documents incorporated by reference: Portions of the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

ITEM 1.   Business

GENERAL

     American Banknote Corporation is a holding company (the "Company") which through its subsidiaries in the United States, Brazil, Australia and New Zealand, operates in a single industry, secured products and systems, with three principal product lines:
Transaction Cards & Systems; Printing Services & Document Management; and Security Printing Solutions. The Company's principal subsidiaries are: American Bank Note Company ("ABN"), American Bank Note Holographics, Inc. ("ABNH"), American Bank Note Company Grafica e Servicos Ltda. ("ABNB"), a 77.5% owned Brazilian company, and, ABN Australasia Limited ("ABAL").

COMPANY DEVELOPMENTS

     ABNB was acquired on June 23, 1993. On July 1, 1995, ABNB acquired the security printing operations of Grafica Bradesco Ltda. ("Grafica Bradesco"), from Banco Bradesco, S.A., in exchange for a 22.5% interest in ABNB. In the private sector, ABNB produces products in all three of the Company's product lines.

     ABAL was acquired by the Company during 1996 in a two step leveraged acquisition for approximately $79.2 million. On June 3, 1996, a 55% equity interest in ABAL was acquired and the remaining 45% interest was acquired on October 1, 1996. ABAL, known as Leigh-Mardon, is both Australia's oldest and largest provider of security documents and products and the leading security printer in New Zealand, and produces products in all three of the Company's product lines. The acquisition was made through an unrestricted subsidiary of the Company, American Banknote Australasia Holdings, Inc. ("ABAH"), as defined in the Company's Senior Note indentures.

     ABNH, a wholly-owned domestic subsidiary, produces holograms for debit/credit cards as well as a variety of other secure documents and operates within the Transaction Cards & Systems and Printing Services & Document Management product lines. Until 1993, ABNH had been owned 80% by the Company and in a transaction related to the 1993 acquisition of ABNB, the Company increased its equity interest to 100%.

     ABN, a wholly-owned domestic subsidiary, functions primarily in Security Printing Solutions. ABN and its predecessors have printed security documents for over 200 years.

     The Company continues to focus its efforts on international expansion through joint ventures, acquisitions and foreign agent representations and on expanding product lines. In 1996, 1995, and 1994, the Company's sales in foreign markets accounted for approximately 74%, 55% and 40%, respectively, of consolidated sales.

     The Company was incorporated in 1993 in Delaware as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation. The Company's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 557-9100.

PRODUCT LINES

     The Company is a specialized supplier of Transaction Cards &
Systems, Printing Services & Document Management, and Security
Printing Solutions.

The following table presents the components of these sales for each of the three years ended December 31:
                                      1994            1995 (1)        1996 (2)
                                                 (in millions)
                                    $      %        $      %        $     %
Transaction Cards & Systems        27.4   13.2     51.0   24.8    120.6   39.0
Printing Services
   & Document Management            2.5    1.2     21.3   10.3     49.2   15.9
Security Printing Solutions       178.2   85.6    133.9   64.9    139.7   45.1
                                  208.1  100.0    206.2  100.0    309.5  100.0

(1) Includes sales of Grafica Bradesco from July 1, 1995.
(2) Includes sales of ABAL from June 1, 1996.

TRANSACTION CARDS & SYSTEMS

     As financial transactions become increasingly cashless in nature, the Company expanded its capabilities and presence in the highly specialized market of financial transaction products. Transaction Cards & Systems consist of stored-value telephone cards, transaction cards and devices, and optical variable devices produced at manufacturing facilities in Brazil, Australia and the United States for markets around the world. Hardware and software for processing various financial transactions as well as the related services, such as personalization and mailings, are also supplied.

    The Company is expanding its electronic transaction card line by investing in smart card development. The Company plans to position itself as a leader in the fast-growing market for smart cards. These microprocessor-based cards are used for multiple transactions and for storing personal information. Smart card applications include financial transactions, storage of medical records, and customer loyalty programs for airlines, hotels and car rental services.

Stored-Value Cards

     The Company is one of the largest producers of stored-value telephone cards in Brazil. Through its contracts with Telebras, Brazil's national telephone company, the Company has supplied embedded circuitry "stored-value" cards to the Brazilian market since 1993, to support Telebras' conversion of public telephones throughout Brazil from coin to card operation. ABNB is currently supplying cards under a contract which expires in May 1997. The Company is presently negotiating a new contract or a renewal of its existing contract the value and term of which has not yet been determined. Sales to Telebras were 24% and 13% of consolidated sales during 1996 and 1995, respectively.

Optical Variable Devices

     A hologram is a laser generated, two or three-dimensional optical variable device which can be permanently applied to documents or products. The Company's expertise in patented hot-stamp applications and high quality originations makes it the world's leading supplier of hidden and visible holographic security
features   used as primary counterfeit-deterrents   found on
branded transaction cards. Holograms are used on credit cards and the Company is the principal producer of holograms for MasterCard , VISA , Europay , Discover and Diners Club International cards.
To date, ABNH has produced and sold over six billion holograms for use on financial transaction cards.

     Part of the Company's growth strategy for holograms focuses on markets in the Pacific Rim. As a result, ABNH has various third-party distribution arrangements in Japan, Hong Kong, Taiwan,
Malaysia, Indonesia, Korea and Thailand.

Transaction Cards and Devices

     The Company is a major producer of financial payment cards in foreign (non-U.S.) markets, supplying customers in Brazil, Australia and New Zealand and other South American countries. These cards include ATM, credit and debit cards for financial institutions, including those issued for American Express, VISA and MasterCard .

     In Brazil, ABNB manufactures and personalizes plastic transaction cards, including credit and membership cards. The Company believes that the continuing progress of Brazil's Economic Stabilization Program could lead to expansion of consumer credit with increasing demand for financial payment cards in Brazil and intends to seek to expand its financial payment card manufacturing capabilities in Brazil.

     In Australia, Leigh-Mardon is a leader in the manufacturing and personalization of plastic transaction cards, including credit, debit, and loyalty cards. The Company also provides a variety of point of sale ("POS") and electronic funds transfer point of a sale terminals ("EFTPOS") suitable for magnetic stripe and smart-card applications, PIN pads, customer service equipment and specialized software designed to accommodate client-server architecture.

     Leigh Mardon also provides stored-value, microprocessor, basic memory, contact or contactless smart cards to the financial, licensing, telecommunications and transport industries in Australia. In addition, it is the world's first third-party (non-bank) smart card activator for initializing Visa Cash cards.

Equipment Sales and Service

     Leigh Mardon sells and services equipment for the manufacture of a wide range of plastic transaction cards for financial, retail, membership and promotional applications.

ID Cards and Licenses

     ABNB and Leigh Mardon produce a range of photo identification cards for organizations requiring greater security, colleague recognition and an improved corporate image. The Company also handles large scale license contracts for many Brazilian and Australian states, including the production of secure drivers' and shooters' licenses.

PRINTING SERVICES & DOCUMENT MANAGEMENT

     The Company has been expanding its Printing Services & Document Management business, as public and private sector institutions increasingly outsource their in-house printing, personalization and document processing operations around the world. Utilizing advanced inventory control systems and "Just-In-Time" distribution capabilities, the Company helps businesses and governmental institutions effectively lower costs by supplying all of their document needs.

Printing Services

     As part of the Company's strategy to operate as a full-service provider of Printing Services & Document Management, ABNB in 1995 acquired the printing service operations of Banco Bradesco, Brazil's largest private bank. In 1996, the printing service business of another of Brazil's largest banks, Unibanco, was assumed by ABNB. The Company fulfills virtually all of the banks' printing requirements, as well as those of other businesses such as utility, insurance and telephone companies.

     In Australia, the Company provides the public and private sector with Printing Services & Document Management for a variety of customers.

Electronic Print Transactions

     Leigh-Mardon provides secure data handling, printing, personalization and mailing of documents for large-scale billing cycles, including utility bills and invoices, bank statements and automobile registration renewal.

     In September 1996, the Company won a major contract with the Australian Health Insurance Commission for the supply and distribution of a range of forms associated with the operation of the Medicare Direct Bill Payment Program.

SECURITY PRINTING SOLUTIONS

     The Company is one of the world's leading printers of counterfeit-resistant documents of value using special paper, ink, elaborate steel-engraved designs, special lithographic printing techniques and intaglio printing. Its manufacturing, storage and distribution facilities employ high levels of plant security including guards, alarms, monitoring activities and extensive accountability controls.

     In addition to intaglio printing, the Company offers advanced security features to prevent counterfeiting, including hidden, invisible and foil images. Some of these features used on packaging are designed to verify the authenticity of products ranging from pharmaceuticals to video cassettes to software.

Checks

     The Company is the leading private sector supplier of personalized checks for major banks in Brazil and Australia. Under multi-year contracts, ABNB supplies Brazil's largest private banks with checks, check personalization and a wide array of additional printed products. Management of the Company believes that Brazilian banks will continue to outsource their check printing requirements, thereby expanding opportunities for ABNB's business in this area.

     In November 1996, ABNB assumed the security print division of Companhia Melhoramentos de Sao Paulo, one of Brazil's four largest check printers, which prints checks for three of the four largest banks in Brazil.

     The Company is a leading supplier in the Australasian market for printing and same-day personalization of check and deposit books, producing more than one billion checks annually for major banks and financial institutions, as well as many private-sector companies.

Corporate and Commercial

     With recent technological advancements in color copying, desktop publishing, laser scanning and printing, more companies are requiring enhanced security in documents such as stocks and bonds, travelers cheques, commercial paper, certificates of deposit, bank checks and other commercial financial instruments including gift certificates and redemption coupons.

     Stock and bond printing accounted for approximately 8%, 11% and 14% of consolidated sales for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's overall volume of sales of stock and bond certificates increased in 1996, but declined as a percent of sales due to increases in consolidated sales. Sales of stock and bond certificates, primarily a domestic product, are a function of trading activity, the number of public offerings, the mix of debt and equity security issuances and regulatory considerations. Reprints of existing publicly traded securities provide the Company with a continuing base of revenues. The New York Stock Exchange (the "NYSE") requires certificates of listed companies to be intaglio printed with unique border designs and vignettes. The Company's library of engravings includes the plates containing the border designs and vignettes for substantially all NYSE listed companies.

     The Company believes that it is one of the largest printers and distributors of travelers cheques in the world. Customer's include American Express, Citicorp, MasterCard , VISA and their issuing banks.

Government

     Government products include a variety of security documents printed for federal, state and local governments. The Company manufactures food coupons, currency, passports, visas, and similar products for governments and associated organizations. ABN also manufactures motor vehicle title certificates, as well as birth certificates and other vital documents.

     Government sales, particularly in the United States, are principally dependent on successful periodic competitive bids which are generally awarded on the basis of price, but may also consider other non-price factors. Government sales are generally subject to provisions allowing termination for the convenience of the government.

     ABN presently prints American Commemorative Postage Stamp
Panels for the United States Postal Service.

     The United States Department of Agriculture ("USDA") is the Company's largest domestic government customer. The Company has printed the food coupon requirements for more than 20 years. The current food coupon contract expires on September 30, 1997 and the USDA has an option to renew it for one additional year. Food coupons are intaglio printed documents accepted by food stores in lieu of currency. Sales of food coupons were approximately 5%, 11%, and 22% of consolidated sales for the years ended December 31, 1996, 1995 and 1994, respectively.

Other Printed Products

     The Company produces a wide variety of other security and intaglio documents including gift certificates, motor vehicle registrations, drivers licenses, fiscal stamps, identity cards and transportation passes. The Company has increased its sales efforts for non-intaglio printed commercial products and processing, packaging and distribution services.

Product Authentication and Laminates

     ABNH produces security labels to authenticate computer equipment, computer software, video cassettes, transit passes and auto parts with many leading brand-name products. The Company's see-through holographic laminates are used by the US military and have been used for national identification cards and for drivers licenses in the United States and abroad.

Foreign Operations and Export Sales

     Information about the Company's foreign operations and export sales is disclosed in Notes A and L of "Notes to Consolidated
Financial Statements."

Competition

     Competition in the Company's industry is based on price, service, quality, and reliability. Each of the Company's subsidiaries conducts its businesses in highly competitive markets. Certain of the Company's competitors have greater financial resources than the Company. The Company competes with other printers as well as companies engaged in businesses unrelated to printing that provide goods or services that could replace or substantially reduce demand for certain of the Company's printed products and its holograms. Internationally, the Company primarily competes with private security printers located in the United Kingdom, Germany, France and Canada, as well as with various government printers.

Patents

     The Company presently holds, or is licensed under, many United States and foreign patents, trademarks and copyrights and continues to pursue protection when available in strategic markets. The Company's patents may be challenged or ultimately declared invalid or not infringed whenever the Company seeks to enforce its rights in judicial proceedings. The Company may seek to offer licenses as a first step in dealings with potential infringers and the Company has granted licenses to third parties for certain of its patents. Licensing, expirations and judicial decisions may allow additional competition to develop, particularly with respect to the business of ABNH. The Company believes, however, that these rights are of less significance to sales in its industry than factors such as innovation and technological expertise. In addition, there can be no assurance that others will not independently develop substantially equivalent technology or obtain access to the Company's trade secrets or technology.

Backlog

     At December 31, 1996 and 1995, the Company had an overall backlog of approximately $77 million and $138 million, respectively. The decrease in backlog was principally due to a $65 million reduction in the backlog of stored-value telephone cards in Brazil as a result of sales during 1996 and the pending contract expiration in May 1997. Backlog increases will occur upon the execution of a new Telebras contract or renewal of the existing contract for stored-value telephone cards.

     The 1996 backlog principally consisted of orders relating to stored-value telephone cards, food coupons, travelers cheques, passports, personal checks and financial payment cards. The Company believes that substantially all of its December 31, 1996 backlog will be produced and shipped in 1997.


Raw Materials

     The Company is not materially dependent upon any one supplier for raw materials used in its business. Certain raw materials used are available from a limited number or only a single source supplier and certain other products, particularly for national governments, require domestic content which limits the number of potential suppliers. The Company's relationships with its primary suppliers are generally reliable.

Environment

     The Company engages in the use or disposal of substances that may be considered to be toxic or hazardous substances under applicable environmental laws. The Company believes that its compliance with such laws has not had, and will not have, a material effect on its capital expenditures, earnings, financial position or competitive position.

Employees

     At December 31, 1996, the Company had approximately 3,260 employees consisting of 2,880 employees engaged in manufacturing, 350 engaged in plant administration and sales and 30 in executive, corporate and administrative functions. Approximately 64% of the Company's domestic employees, 43% of ABAL's employees, and all of ABNB's employees are represented by labor unions. The Company has multi-year contracts with labor unions covering a substantial number of employees of ABN and ABNH, several of which were renegotiated or entered into during 1996. The Company's future profitability will be dependent, in part, on its ability to maintain satisfactory relationships with labor unions and employees and in avoiding strikes and work stoppages.

ITEM 2.  Properties
                         Size (in
Location                 sq. feet)     Owned or Leased    Operations

200 Park Avenue           12,500       Lease expiring     Executive,
New York, New York                     in 1998            administration
                                                          and sales offices

Horsham,                 111,000       Owned              Administration and
Pennsylvania                                              sales offices;
                                                          printing

Columbia,                 50,000       Owned              Printing
Tennessee

Elmsford,                 59,000       Lease expiring     Administration,
New York                               in 2007, with      sales offices,
                                       renewal option     research and
                                                          development and
                                                          hologram production

Huntingdon Valley,        30,000       Lease expiring     Hologram production
Pennsylvania                           in 1997

AUSTRALIA and
NEW ZEALAND

Highett,                 139,000       Lease expiring     ABAL head office,
Victoria                               in 2001, with      administration, sales,
                                       renewal options    imaging, plastic
                                                          cards, manufacturing
                                                          and personalization

Dry Creek,                32,000       Lease expiring     Sales, check
South Australia                        in 2000, with      personalization and
                                       renewal options    other printing
                                                          applications

Cheltenham,               24,000       Lease expiring     Sales, manufacturing
Victoria                               in 1999, with      and service of EFTPOS
                                       renewal option     devices

Wellington,               23,000       Lease expiring     Printing and check
New Zealand                            in 2006            personalization

Kedron,                   18,000       Lease, expiring    Sales, check
Queensland                             in 2002, with      personalization and
                                       renewal options    printing

Rosebery,                 16,000       Lease expiring     Card printing and
New South Wales                        in 2001            personalization

Regents Park,             16,000       Lease expiring     Sales and check
New South Wales                        in 1998 with       personalization
                                       renewal option

                        Size (in
Location                sq. feet)      Owned or Leased    Operations

Auckland,                 15,000       Lease expiring     Card manufacturing,
New Zealand                            in 2007 with       and personalization
                                       renewal option

Perth,                    13,000       Lease expiring     Sales, check
Western Australia                      in 2002.           personalization
                                                          and printing

Wellington,               14,000       Lease expiring     Sales, card
New Zealand                            in 1997            manufacturing, and
                                                          personalization

Wellington,                7,000       Lease expiring     NZ head office, sales
New Zealand                            in 1998            card manufacturing,
                                                          and personalization

Auckland,                  4,000       Lease expiring     Card manufacturing,
New Zealand                            in 1998            and personalization

BRAZIL

Jandira,                 310,000       Lease expiring     Checks, financial
Sao Paulo                              in 2001, with      bank forms and
                                       renewal option     cards publications
                                       and option to buy

Rio de Janeiro,          140,000        Owned             Checks, financial
Rio de Janeiro                                            and telephone cards,
                                                          intaglio documents
                                                          and printing

Other Facilities

Forest Park,              60,000        Lease expiring    Storage
Illinois                                in 1997, with
                                        purchase option

Philadelphia,            104,000        Owned             Product distribution
Pennsylvania                                              and storage

Philadelphia,             95,000        Owned             Ink manufacturing
Pennsylvania                                              and storage

Los Angeles,             148,000        Lease expiring    Facility closed (1)
California                              in 2000
_____________________
(1) In 1994 the Company decided to completely vacate its Los Angeles facility and is seeking to sublease or otherwise terminate this lease.


ITEM 3.  Legal Proceedings

In January 1994, Vladimir v. United States Banknote Corporation, et al., and in February 1994, Sinay v. United States Banknote Corporation, et al. were filed in the United States District Court for the Southern District of New York. Also, in January 1994, Atencio v. Morris Weissman, et al. was filed in the Court of Chancery for the State of Delaware, New Castle County, against various directors and/or officers of the Company, on behalf of a purported class and derivatively on behalf of the Company which was named as a nominal defendant. In February 1994, Rosenberg v. Morris Weissman, et al. was filed in the same court as Atencio, alleging similar claims to Atencio, but not on behalf of a class of plaintiffs.

On June 16, 1995, the Court approved certification of a class in the Vladimir action consisting of all persons who purchased stock in the open market from April 1, 1993 through January 6, 1994 and on February 26, 1996 dismissed the Sinay action, without prejudice. On January 17, 1997, a jury verdict in Vladimir was returned that found the Company's stock inflated by $0.79 per share during the class period under Section 10(b) of the Securities Exchange Act of 1934 with respect to the Company with a finding of liability under
Section 20(a) to Mr. Weissman as a "control person" of the Company.

The Company and Mr. Weissman have filed Motions for Summary
Judgement and Motions for Judgment as a Matter of Law following the jury verdict and seeking a new trial, which are pending.

The Atencio and Rosenberg actions assert claims for breach of fiduciary duty by the individual defendants, and allege that certain of the defendants sold Common Stock while in possession of material non-public information and seek recapture of the profits earned by the defendants who purportedly traded, the repayment by the defendants of their 1993 salaries, damages for the costs to the Company of defending the Vladimir and Sinay actions and the annulment of the 1993 election of directors.

On November 1, 1994, the Company filed an action against De La Rue, AG ("DLR") and its parent, De La Rue Plc in New York State Supreme Court. The complaint alleges breach of contract by DLR in connection with the 1993 purchase of the Company's Brazilian subsidiary from DLR and seeks in excess of $1.5 million in damages. In December 1994, the action was removed by the defendants to the United States District Court for the Southern District of New York. Defendants have filed an answer denying liability and asserting counterclaims. Discovery is presently underway.

On November 2, 1994, an action was commenced against the Company and certain of its directors and officers entitled Thomas De La Rue AG v. United States Banknote Corporation, et al. in the United States District Court for the Southern District of New York. The complaint, as amended, alleges, among other things, breach of contract and fraud by the Company in connection with the Brazil purchase agreement based on the alleged failure to disclose the risk of loss of the Company's stamp printing contracts with the USPS and the alleged failure to register Common Stock paid to DLR expeditiously with the SEC. The complaint seeks unspecified damages as well as $6.8 million for the Common Stock received by DLR in the transaction. On November 20, 1995, plaintiff eliminated all of the Company's directors and officers as defendants.

Subsequent to the verdict in Vladimir, DLR has asked the Court to rule that the verdict precludes the Company from further contesting the breach of warranty claim of DLR.

During the year ended December 31, 1996, the Company recorded a $2.4 million ($0.07 per share after taxes) provision relating to its pending litigation.

The Company and its subsidiaries are parties to various additional lawsuits (as both plaintiff and defendant) related to various matters in the normal course of business, including patent infringement, contract, labor and environmental, which in the opinion of management, are not anticipated to have a material impact on its consolidated financial position or results of operations.

ITEM  4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders in the fourth quarter of 1996.

ITEM 10.  Directors and Executive Officers of the Company

     The following table sets forth certain information regarding the current executive officers of the Company.
                                    Positions and Offices            Office Held
Name                         Age    With the Company                  Since

Morris Weissman*. . . . .    55     Chairman of the Board and           (1)
                                       Chief Executive Officer
Bette B. Anderson . . . .    68     Director                          June 1994
Dr. Oscar Arias S.  . . .    57     Director                          July 1995
C. Gerald Goldsmith . . .    68     Director                          July 1990
Ira J. Hechler. . . . . .    78     Director                          Feb. 1990
David S. Rowe-Beddoe. . .    59     Director                          July 1990
Alfred Teo. . . . . . . .    50     Director                          June 1996
John T. Gorman* . . . . .    52     Executive Vice President          (1)
                                       and Chief Financial Officer
Harvey J. Kesner* . . . .    39     Executive Vice President,         (1)
                                       General Counsel and Secretary
Patrick J. Gentile* . . .    38     Vice President and Corporate      (1)
                                       Comptroller
Ward A.W. Urban . . . . .    36     Vice President, Treasurer and
                                        Assistant Secretary            (1)
Phillip Gray. . . . . . .    48     Managing Director of ABAL         June 1996
Sidney Levy . . . . . . .    40     Managing Director of ABNB         Feb. 1994
Robert K. Wilcox. . . . .    50     Senior Vice President             (1)
                                       Manufacturing, General
                                       Manager ABN
Paul Amatucci . . . . . .    50     Executive Vice President of ABN   (1)
Josh Cantor . . . . . . .    37     Executive Vice President,         (1)
                                       General Manager ABNH

Sheldon Cantor. . . . . .    63     Vice President   Corporate        (1)
                                       Services and Assistant
                                       Secretary
Patrick D. Reddy  . . . .    55     Vice President and Assistant      (1)
                                        Secretary
___________________
* "Executive Officer" under the Securities Exchange Act of 1934, as amended.
(1)  See below.

     Morris Weissman. Mr. Weissman has served as Chairman of the Board and Chief Executive Officer and as a Director of the Company since 1990. Mr. Weissman assumed the additional duties of Chief Operating Officer in July 1995. Mr. Weissman was Chairman and Chief Executive Officer of United States Banknote Company, L.P. ("USBC") a predecessor of the Company, from to 1990 and Vice Chairman and Director of USBC's predecessor from 1976 to 1986. Mr. Weissman is a Director of the Convenience and Safety Corporation and a Trustee of the Jackie Robinson Foundation and the Business Council for the United Nations.

     Bette B. Anderson. Mrs. Anderson has served as a Director of the Company since June 1994. She has served as President of Kelly, Anderson, Pethick & Associates, Inc., a Washington based management firm, since 1991 until January 1996 when she became Vice Chairperson. Mrs. Anderson served as Undersecretary of the Treasury from 1977 to 1981. Mrs. Anderson is a Director ITT Corporation, ITT Educational Services, Inc, United Payors & United Providers, Inc. and ITT Hartford Group, Inc, and serves on various Board Committees of such companies. Mrs. Anderson also is a member of the Treasury Historical Association, a Director of the Miller Foundation at the University of Virginia and a member of the Advisory Council of the Girl Scouts of America.

     C. Gerald Goldsmith. Mr. Goldsmith is a private investor. He has served as a Director of the Company 1990. He is a Director of Palm Beach National Bank and Trust, a Director of Nine West Group, Inc. and a Director of Innkeepers, USA.

     Ira J. Hechler. Mr. Hechler is a private investor. He has served as a Director of the Company since 1990. He is a Director of Leslie Fay Companies, Inc. and Concord Camera Corp.

     David S. Rowe-Beddoe. Mr. Rowe-Beddoe has served as a Director of the Company since 1990. He has been Chairman of the Board of Welsh Development Agency since 1993 and Chairman of the Development Board of Rural Wales since 1994. Mr. Rowe-Beddoe is also a Director of Cavendish Services Ltd. and Development Securities plc. Mr. Rowe-Beddoe previously held various senior management positions, including at Revlon Inc. and De La Rue plc, where he was an Executive Director.

     Alfred Teo. Mr Teo has served as a Director of the Company since 1996 He has been Chairman and Chief Executive Officer of Alpha Industries, Inc. of the Sigma Plastics Group since 1979. Chairman and Chief Executive Officer of Red Line Express since 1984; Hillman Eyes since 1992 and Alpha Technologies since 1990. Director, Fleet Bank N.A.; Trustee, St. Joseph's Hospital and Stevens Institute of Technology.

     John T. Gorman. Mr. Gorman has served as Executive Vice President and Chief Financial Officer of the Company since 1990. Mr. Gorman was Executive Vice President and Chief Financial Officer of USBC from 1983 to 1990 and Senior Vice President of Finance of USBC's predecessor from 1978 to 1983.

     Harvey J. Kesner, Esq.  Mr. Kesner has served as Executive
Vice President of the Company since June 1996 and as General
Counsel and Secretary of the Company since 1991. Mr. Kesner was an attorney in private practice for more than five years prior thereto.

     Patrick J. Gentile. Mr. Gentile has served as an executive officer since September 1996 and as Vice President of the Company since June 1995, as Comptroller since 1989 and has been a continuous employee of the Company's predecessors since 1986.

     Ward A.W. Urban. Mr. Urban has served as Treasurer of the Company since August 1993 and as Vice President and Assistant Secretary since June 1995. Mr. Urban was employed as an Assistant Vice President in the leveraged finance department of Citibank, N.A. since August 1988.

     Phillip Gray. Mr. Gray has served as General Manager of Leigh Mardon since 1990 and was General Manager of its Data Card Division prior thereto since 1987.

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

     Sheldon Cantor. Mr. Cantor has served as Vice President-Corporate Services of the Company since August 1993. Mr. Cantor was Treasurer of the Company from July 1990 to August 1993, and Vice President and Assistant Secretary from February 1990. Mr. Cantor was Treasurer of USBC and its predecessor from 1983 to July 1990.

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
                             1996                   1995
                         High      Low          High      Low
   First Quarter        $2        $1 1/4       $2 1/2    $1 1/2
   Second Quarter       $5 3/8    $1 1/2       $2 1/2    $1 3/4
   Third Quarter        $5        $2 5/8       $2 3/8    $1 5/8
   Fourth Quarter       $5        $3 7/8       $2 1/8    $1 1/4

     During the first quarter of 1997 through March 20, 1997 the high and low sales prices of the Company's stock was $4 3/4 and $3 3/8, respectively.

      The Company is restricted from paying cash dividends on the Common Stock by the terms of its financing agreements. No cash dividends have been paid on the Common Stock and the Company does not expect to pay cash dividends on the Common Stock in the foreseeable future.

     There were 2,803 holders of record of the Company's Common
Stock at the close of business on March 20, 1997.


ITEM 6.  Selected Financial Data

     The selected financial data presented below is derived from the Company's consolidated financial statements, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere herein.

     The historical financial data presented below reflects the results of operations of acquired entities from their respective dates of acquisition (ABNB, June 23, 1993; Grafica Bradesco, July
1, 1995; and ABAL, June 3, 1996).
                                                Year Ended December 31
                                 1996       1995      1994      1993      1992
                                   (Dollars in thousands, except share data)
INCOME STATEMENT DATA:

Sales. . . . . . . . . . . .   $309,450  $206,164  $208,133  $200,079  $171,877
Restructuring and
  idle equipment (1) . . . .               14,304     7,000    12,000
Depreciation and amortization    20,042    14,824    13,094    11,180     8,438
Operating income (loss). . .     38,987   (11,850)   18,176    25,688    25,646
Interest expense . . . . . .    (28,864)  (23,147)  (21,057)  (14,605)  (14,609)
Foreign translation losses,
  net (2). . . . . . . . . .       (255)      (38)   (7,037)   (5,161)
Provision for litigation . .     (2,400)
Other income, net. . . . . .      2,265     2,824     1,816       222       811
Income (loss) before
  minority interest. . . . .      9,333   (20,852)   (5,701)    1,855     6,481
Income (loss) before
  extraordinary item (3) . .      4,099   (22,415)   (5,701)    1,593     5,684
Preferred stock dividend
  requirements . . . . . . .                                      (20)     (484)
Weighted average common and
  common equivalent shares .     20,500    19,095    19,000    19,200    16,690
Net income (loss) per share.     $ 0.20    $(1.17)   $(0.31)    $0.08     $0.31


                                               Year Ended December 31
                                 1996       1995      1994      1993      1992
                                             (Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents. .    $14,256   $23,525   $31,658   $15,437   $21,319
Working capital. . . . . . .     35,533    54,973    65,887    50,351    54,973
Total assets . . . . . . . .    480,378   379,402   382,950   357,212   300,349
Long-term debt, excluding
  current portion. . . . . .    263,548   194,156   191,192   167,782   128,272
Stockholders' equity . . . .     46,277    40,353    62,777    68,330    61,827

                         Notes to Selected Financial Data

(1) Restructuring and idle equipment represents provisions principally for the consolidation of ABN's plants in 1995, 1994 and 1993 and in 1994 - $2.0 million for leases and equipment that will not be utilized in the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Results from the Company's translation of Brazilian local currency into dollars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) 1995 includes a $2.8 million benefit and 1993 includes a $1.5 million charge for adjustment of deferred taxes for changes in enacted tax rates. The 1995 amount pertained to decreases in ABNB local tax rates and the 1993 amount pertained to increases in the US federal corporate tax rate.

ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Overview

     The Company's growth during the past three years has been generated principally by acquisitions and increases in ABNB's sales. Notes A and L of "Notes to Consolidated Financial
Statements," which include geographic information for the Company's Brazilian and Australian businesses.

Results of Operations

     General

     On June 23, 1996, the Company acquired a 55% equity interest in ABAL and as of October 1, 1996 acquired the remaining 45% equity interest. As of July 1, 1995, the Company acquired Grafica Bradesco ("GB") in exchange for a 22.5% equity interest in ABNB. The acquisitions were accounted for as purchase transactions and operations of the companies have been included in the consolidated operations since the respective acquisition dates. The above acquisitions had a significant impact on the operations of the Company.

The Company operates in a single industry, secured products and systems, with three principal product lines. The following table presents these product lines for each of the three years ended December 31:
                                    1994            1995            1996
                                               (in millions)
                                  $      %        $      %        $     %
Transaction Cards & Systems      27.4   13.2     51.0   24.8    120.6   39.0
Printing Services
   & Document Management          2.5    1.2     21.3   10.3     49.2   15.9
Security Printing Solutions     178.2   85.6    133.9   64.9    139.7   45.1
                                208.1  100.0    206.2  100.0    309.5  100.0


COMPARISON OF RESULTS OF OPERATIONS - 1996 WITH 1995

     Sales increased by $103.3 million or 50.1% from 1995. Sales of Transaction Cards & Systems ("TCS") increased $69.6 million or 136.5%, principally due to increases in sales of stored-value telephone cards ($48.7 million) and Leigh-Mardon's sales since June 1, 1996 ($20.6 million). Sales of Printing Services & Document Management ("PSDM") increased $27.9 million or 131.0%, principally due to including GB's sales for the full 1996 year and ABAL's sales since June 1, 1996. Sales of Security Printing Solutions ("SPS") increased $5.8 million or 4.3%, principally due to ABAL's sales since June 1, 1996 ($25.6 million), offset partially by decreased sales of food coupons ($9.0 million), personalized checks ($5.5 million, excluding ABAL's sales), currency ($3.0 million) and other products.

     Cost of goods sold increased $53.1 million or 35.6%, including ABAL's cost of sales ($30.1 million), from 1995, as a result of increased sales. As a percentage of sales, cost of goods sold declined to 65.3% in 1996 from 72.3% in 1995. SPS margins improved in 1996 due to product mix and the non-recurrence of certain charges that are included in the 1995 cost of sales. In addition, the percentage of cost of goods sold was also favorably impacted due to the cost reductions realized from the 1995 plant closure and downsizing plan, which was offset in part by the start-up of the Tennessee facility. The 1995 plant closure and downsizing plan was substantially completed in the second quarter of 1996. Margins were favorably impacted by increased sales of TCS as discussed above. The product mix in any given period is not indicative of the expected product mix in future periods.

     Selling and administrative expenses increased $8.4 million (21.1%) from 1995 principally due to the above acquisitions ($13.4 million), partially offset by reduced corporate overhead ($4.0 million) and SPS selling expenses ($1.0 million) as a result of the 1995 restructuring. As a percentage of sales, selling and administrative expenses declined to 15.6% in 1996 from 19.3% in 1995.

     Depreciation expense increased $5.2 million in 1996 from 1995 principally due to the above acquisitions and to the expansion of the TCS manufacturing capacity.

     Interest expenses increased $5.7 million in 1996 primarily due to debt incurred in Australia to acquire Leigh-Mardon and to fund the expansion of the TCS manufacturing capacity.

     The Company recorded a $2.4 million provision relating to shareholder litigation. See Note M of "Notes To Consolidated
Financial Statements."

     Foreign translation losses, net is a result of the translation of Brazilian local currency financial statements into US dollars.

     Other income, net, decreased $0.6 million principally due to an unrealized loss in marketable securities ($1.0 million) partially offset by increased interest and other income.

     Taxes on income (benefit) are calculated using effective tax rates for each tax jurisdiction and various assumptions such as state and local taxes and utilization of foreign tax credits. See Note F of "Notes To Consolidated Financial Statements."

     Minority interest principally represents the ABNB 22.5% minority interest.

COMPARISON OF RESULTS OF OPERATIONS - 1995 WITH 1994

     Sales decreased by $1.9 million or 0.9% from 1994. TCS sales increased $23.6 million or 86.1%, principally due to stored-value telephone cards ($19.0 million) and optical variable devices ($4.8 million). PSDM sales increased $18.8 million or 752.0%, principally due to the inclusion of GB sales since the July 1, 1995 acquisition date. SPS sales decreased $44.3 million or 24.9%, principally due to food coupons ($22.2 million), foreign security products ($15.1 million), personalized checks ($6.8 million), stock and bonds ($5.7 million) and was partially offset by increases in sales of other products.

     Cost of goods sold increased $18.1 million or 13.9% from 1994 and as a percentage of sales was 72.3% in 1995 as compared to 62.9% in 1994. Cost of goods sold attributable to PSDM increased as a result of the GB acquisition, which resulted in a change in product mix. In addition, in the second quarter of 1995 increased costs associated with the write-off of inventory related to work for an overseas customer that went out of business and manufacturing losses on certain other orders. The cost of sales percentage also was impacted by reduced margins in Brazil since margins in the prior year were higher as sales included inflationary price adjustments which were eliminated as part of Brazil's Economic Stabilization Program. While margins were lower due to this program, earnings were favorably impacted by the substantial elimination of translation losses. The added TCS stored-value telephone card production lines increased fixed manufacturing costs, which was offset, in part, by lower SPS fixed manufacturing cost.

     Selling and administrative expenses increased by $0.9 million from 1994 (2.3%) primarily as a result of the settlement of an executive severance agreement and increased selling and administrative expenses due principally to the GB acquisition. As a percentage of sales, selling and administrative expenses increased to 19.3% from 18.7% in 1994.

     Depreciation expense increased $1.7 million in 1995, principally as a result of the GB acquisition ($0.7 million) and the expansion of the TCS manufacturing capacity.

     Interest expense increased $2.1 million in 1995 primarily due to the issuance in May 1994 of the $65 million 11-5/8% Senior
Notes at a higher rate of interest than the $40 million of bank debt it replaced.

     Foreign translation losses, net is a result of the translation of Brazilian local currency financial statements into US dollars. Improving economic conditions in Brazil stemming from the country's July 1994 Economic Stabilization Program resulted in a $7.0 million reduction in foreign translation losses.

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

     The minority interest represents a 22.5% minority interest in ABNB's operations since the July 1, 1995.

Restructuring

     In 1993, the Company decided to cease manufacturing operations at ABN's Los Angeles plant and incurred a $12 million restructuring charge which anticipated subleasing a portion of the facility and retaining a portion for use by the Company. The Company, in 1994, re-evaluated the Los Angeles real estate market and determined to vacate the entire facility, which resulted in an additional provision of $5.0 million.

     In 1995, the Company recorded a pre-tax restructuring charge of approximately $14.3 million pursuant to a restructuring plan developed by management for the domestic security printing operations and the downsizing of its corporate offices. The plan was substantially completed in the second quarter of 1996.

     The 1995 restructuring charge provided for those reasonably estimable costs resulting from the plan, including costs that are:
(i) associated with and will not benefit activities that will continue or generate future revenue and are incremental as a result of the plan (ii) incurred under contractual agreements (i.e. leases and employment agreements) that existed prior to the commitment date that provide no future economic benefit; or (iii) related to asset impairments and writedowns resulting directly from the plan. The Company had estimated the pre-tax annual cost savings would be approximately $6.5 million, of which approximately $5.3 million were manufacturing related fixed costs. The Company began to realize the cost savings in the second quarter of 1996. The Company reduced its domestic workforce by about 27% and provided a $2.9 million reserve for severance and related costs.

     Asset re-valuations and writedowns accounted for $5.0 million of the 1995 charge which reduced certain assets to their net realizable value and primarily related to leasehold improvements.

     Lease and other facility obligations accounted for $6.4 million of the 1995 charge for facilities closed in 1996.

     The future cash outlays for the remaining restructuring reserve of $5.0 million at December 31, 1996 are anticipated to be $1.5 million in 1997, $1.2 million in 1998, $1.1 million in 1999 and 2000, and $0.1 million in 2001.

Liquidity and Capital Resources

     At December 31, 1996, the Company had approximately $16.4 million in cash and cash equivalents and marketable securities.
In January 1996, the Company's subsidiaries, ABN and ABNH, (the "Borrowers") entered into a three-year, $20 million revolving credit facility (the "Credit Agreement") for general working capital purposes and letters of credit which expires on October 30, 1998. At December 31, 1996, the Borrowers had approximately $9.1 million of net borrowing availability under the Credit Agreement. In addition, ABAL had approximately $3.4 million available under a line of credit. The Company's outstanding long-term debt included $126.5 million of 10 3/8% Senior Notes, $65.0 million of 11 5/8% Senior Notes, $70.8 million ABAL non-recourse debt incurred in 1996 to acquire Leigh-Mardon, $10.3 million of ABNB debt incurred in Brazil to finance capital expenditures, and $6.5 million of other debt including a contract payable in connection with the Leigh-Mardon acquisition.

     For the year ended December 31, 1996, the Company generated
$7.6 million of cash flow from operating activities compared to a use of cash of $4.5 million in 1995, and cash generated of $6.2 million in 1994.

     Operating cash flows (before changes in operating assets and liabilities) increased $33.3 million, in 1996 as compared to 1995, principally as a result of increased earnings ($26.5 million), depreciation and amortization ($6.6 million), and minority interest charges ($3.7 million), partially offset by decreased non-cash provisions for restructuring ($14.2 million) and deferred tax benefits ($6.3 million). Operating cash flows (before changes in operating assets and liabilities) decreased $24.3 million, in 1995 as compared to 1994, principally as a result decreased earnings ($16.7 million), increased non-cash deferred tax benefits ($13.6 million) and decreased foreign translation losses ($7.0 million), partially offset by increased non-cash provisions for restructuring ($8.1 million), depreciation and amortization ($4.1 million) and minority interest charges ($1.6 million). The increase in certain non-cash charges, such as depreciation and amortization, and minority interest is due in part to acquisitions.

     Changes in operating assets and liabilities also affected operating cash flows. The net decrease in operating cash flows from such changes of $21.2 million, in 1996 as compared to 1995, was principally due to the ABAL acquisition, as certain operating assets, principally of receivables ($8.5 million), were not acquired and to increased levels receivables and inventory in 1996 ($31.9 million), partially offset by changes in other assets and liabilities. Operating cash flows from such changes increased $13.6 million, in 1995 as compared to 1994, and was principally due to decreased levels of receivables and inventory ($27.8 million) in 1995, partially offset by decreased levels of accounts payable ($11.3 million). The changes in assets and liabilities is due in part to acquisitions and levels required to support sales and production requirements.

     Investing activities for the years ended December 31, 1996, 1995 and 1994 used net cash flows of $24.5 million, $6.1 million and $8.4 million, respectively, primarily for capital expenditures of $22.3 million, $10.4 million and $10.1 million, respectively. In 1995, proceeds from the sale of a joint venture provided $4.7 million of cash.

     Financing activities for the years ended December 31, 1996, 1995 and 1994 provided net cash flows of $7.5 million, $3.0 million and $18.9 million, respectively. The activity in 1996 and 1995 was principally from borrowings in connection with capital expenditures, as well as repayment of debt. In 1996, a $2.8 million dividend payment was made to the ABNB minority shareholder. The 1994 activity was principally in connection with the 11 5/8% Senior Notes which were principally used to refinance certain debt ($40.0 million).

     In 1996, the Company acquired a 100% equity interest in ABAL. in a two step transaction. In June 1996, the Company invested $7.2 million to acquire a 55% interest in ABAL and then increased its ownership to 100% by acquiring the 45% interest it did not own from a subsidiary of Amcor Limited for an additional $4.8 million. The Company's investment was made through an unrestricted subsidiary of the Company, American Banknote Australasia Holdings, Inc., as such term is defined in the Company's Senior Note indentures.

     The initial transaction was financed by the issuance of ABAL senior debt ("Senior Debt"), of approximately $53.5 million, and the issuance of ABAL subordinated debt ("Subordinated Debt"), of approximately $18.4 million to an affiliate of the sellers. In addition, ABAL obtained a $4.0 million working capital facility at closing of which $0.6 million has been utilized for letters of credit. Both the Senior and Subordinated Debt are obligations of ABAL and are secured by a lien on the assets of ABAL. The Senior Debt does not permit dividends to be paid to the Company until the obligation has been paid. The investment in the 45% interest was acquired for a contract payable of approximately $4.8 million. The contract is secured by a mortgage on the shares acquired pursuant to the contract.

     For the year ended December 31, 1996, the Company had made all required interest payments and was in compliance with its financing agreements. Certain financing agreements contain covenants which restrict the Company from incurring additional indebtedness without consent, except for borrowings under certain bank borrowing agreements, lease financings in the normal course of business, intercompany indebtedness and other obligations entered into in the ordinary course of business. Additionally, the Company and its subsidiaries are restricted from declaring or paying a cash dividend or making any distributions on its capital stock, purchasing or redeeming any equity interests or making investments, with certain exceptions.

     The Company and its subsidiaries are highly leveraged.  At
December 31, 1996, total consolidated long-term debt, excluding the current portion ($17.6 million), was approximately $263.5 million
(representing approximately 85% of total capitalization).

     The high level of the Company's indebtedness, pose certain risks to holders of the Company's senior indebtedness, including the risk that the Company might not generate sufficient cash flow to service the Company's obligations and the risk that the Company's capacity to respond to market conditions, extraordinary capital needs and other factors could be adversely affected. The Company's ability to service its debt depends upon the future performance of the Company's subsidiaries, which will be subject to prevailing economic and competitive conditions and to other factors, including the continued ability to generate cash at the Company's operating subsidiaries, to distribute that cash to the Company for debt service and to repatriate funds from foreign subsidiaries, particularly ABNB. Other future acquisitions and joint ventures in which the Company does not maintain 100% ownership, foreign legal and tax requirements and the terms of any acquisition debt incurred may further restrict the ability of newly acquired subsidiaries and joint venture investments to declare and pay dividends or make distributions.

     The Company expects to seek to refinance the 10-3/8% Senior Notes and the 11-5/8% Senior Notes at or before their respective maturities; however, no assurance can be given as to the Company's ability to refinance such obligations, that the Company's revolving credit facility will be available when required or that prevailing interest rates will be advantageous to the Company. In the event that the Company is unable to refinance its indebtedness as it matures or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of or interest on the 10-3/8% Senior Notes, the 11-5/8% Senior Notes and other long-term indebtedness of the Company would be adversely affected.

     Certain states have adopted electronic programs which replace the traditional methods of distribution of public assistance benefits to recipients, including replacing food coupons with debit-type cards. Several state-wide programs have been implemented, while others have recently awarded contracts. Other states are evaluating such programs. Proposed benefit reforms as well as electronic programs have reduced the Company's volume of food coupon production in recent years. The Company does not anticipate that the USDA will reduce the current levels of orders in the near future.

     During the next two years, the Company may make aggregate capital commitments, including maintenance of existing equipment and capital expenditures for new business, of up to $24 million. Such capital commitments include amounts that will be financed through leasing and other financing arrangements. The portion of capital commitments not financed through such leases will be financed with working capital.

     Management of the Company believes that cash flows from operations, together with its existing cash balances and available borrowings and leasing arrangements, will be sufficient to service its working capital and debt service requirements for the foreseeable future and to fund the capital commitments referred to above.

Tax Law Changes

     As a result of Brazilian tax legislation, effective for 1996, the 15% dividend withholding tax on earnings after 1995 was eliminated. Additionally, in 1996, tax legislation which permits Brazilian companies to elect, subject to certain limitations, to deduct dividends in computing taxable income; however, there is a 15% withholding tax on dividends distributed in this manner. The statutory tax rate in Brazil is approximately 31%.

Impact of Inflation

     In 1994, the Brazilian government introduced a new currency as part of the government's economic stabilization program designed to reduce the country's hyper-inflation. As a result of this program, the annual inflation rate has decreased substantially to approximately 10% for 1996 and 23% for 1995 as compared to 941% for 1994. The Company translates ABNB's financial statements as if ABNB were operating in a hyper-inflationary economy. Currently, gains and losses resulting from translation and transactions are determined using a combination of current and historical rates and are reflected in earnings. If inflation rates in Brazil remain at current levels, the method of translating ABNB's financial statements will be changed to the method used to translate ABAL's financial statements, with such gains and loesses reflected in a separate component of equity. The Company's domestic and ABAL's operations are not significantly affected by inflation. ABNB sales for 1996 contributed 53% of consolidated sales.

     The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US dollars and, in the case of ABAL and ABNB, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. The Company has, from time to time, entered into foreign currency option contracts to limit the effect of currency fluctuations on future expected cash receipts from Brazil which are used for general parent company purposes including debt service. The options generally have covered periods from two to four months from the date of purchase. Such activities may be discontinued at any time depending on, among other things, management's views concerning future exchange rates and the cost of such contracts. The Company has not engaged in material hedging activities. Currently, repatriation of earnings from ABNB is permitted, subject to certain regulatory approvals. Dividends or distributions from Brazil could be subject to government
restrictions in the future.   The Company in 1996 received $9.9
million in dividends from ABNB.

     Earnings on foreign investments, including operations and earnings of foreign companies in which the Company may invest or rely upon for sales, are generally subject to a number of risks, including high rates of inflation, currency exchange rate fluctuations, trade barriers, exchange controls, government expropriation and political instability and other risks. These factors may affect the results of operations in selected markets included in the Company's growth strategy, such as in Latin America and Asia. The Company's financial performance on a dollar-denominated basis can be significantly affected by changes in currency exchange rates and inflation. The Company's cash balances and borrowings in foreign currency can mitigate the effect of fluctuating currency exchange rates; however, borrowings and investments in foreign currency and markets may not be available or practical and may face local interest rate and principal risks. In addition, adverse changes in foreign interest and exchange rates could adversely affect the Company's ability to meet its interest and principal obligations as well as applicable financial covenants with respect to its dollar-denominated debt, including the 10-3/8% Senior Notes, the 11-5/8% Senior Notes and other indebtedness of the Company.

     See Note L of "Notes to Consolidated Financial Statements" for the disclosure of certain financial information relating to foreign operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K, under the captions, "The Company," "Business," and Management Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
general economic, political, market and business conditions, which will among other things, affect demand for the Company's products; economic conditions, inflation and currency exchange rates in those foreign countries in which the Company generates a large portion of its sales and earnings (including Brazil and Australia which accounted for approximately 53% and 16% of sales and 76% and 19% of operating earnings respectively in 1996, before allocation of corporate overhead) which will, among other things, affect the Company's ability to service its debt; new product development and technological advances which will, among other things, affect the Company's printing business and certain government contract performance; new plant start-up conditions which will, among other things, affect the profitability of the Company's operations; seasonality; competition; changes in business strategy or expansion plans; raw material costs and availability; customer inventory levels; the loss of any of the Company's significant customers; the ability to achieve anticipated cost reductions and synergies; the possibility of unsuccessful bids for government contracts; changes in, or the failure of the Company to comply with, government regulations, bid requirements or product specifications; and other factors referenced in this Report. The Company's stock and bond business is also subject to certain risks which may impact future results. The elimination of printed certificates continues to be advocated by various organizations in favor of the use of book-entry systems for recording security ownership. The complete elimination of or substantial reduction in the domestic use of certificates or changes in NYSE requirements would have a material adverse effect on the sales and earnings of the Company.

     The future results of the Company's food coupon printing is subject to the acceptance and implementation of electronic card-based systems. Benefit reforms and high levels of food coupon inventory, which factors caused a reduction in the Company's volume of food coupon production in 1996 will continue to impact the Company's results. The USDA is promoting the nationwide issuance of electronic card-based food coupon benefits and by 1997, approximately one-half of the states had begun implementation or had awarded contracts for these type of systems.

     Transaction Cards & Systems is subject to certain risks which may impact future results including continued consumer acceptance and rate of conversion of coin based telephones and other devices to card systems. In Brazil, stored-value telephone card sales volume is expected to be lower in 1997 due to these factors and customer inventory levels. Other forward looking risks affecting the Company's business are as described in filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.



ITEM 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company and its subsidiaries are set forth herein:

     Independent Auditors' Report

     Consolidated Statements of Operations - Years Ended
       December 31, 1996, 1995 and 1994

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Consolidated Statement of Stockholders' Equity - Three Years
       Ended December 31, 1996

     Consolidated Statements of Cash Flows - Years Ended
       December 31, 1996 1995 and 1994

     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of American Banknote Corporation
New York, New York

     We have audited the accompanying consolidated balance sheets of American Banknote Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Banknote Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE  LLP
February 21, 1997
New York, New York

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)



                                                    Year Ended December 31
                                                 1996        1995        1994

Sales . . . . . . . . . . . . . . . . . . .   $ 309,450   $ 206,164   $ 208,133

Costs and expenses:
  Cost of goods sold. . . . . . . . . . . .     202,158     149,035     130,889
  Selling and administrative. . . . . . . .      48,263      39,851      38,974
  Restructuring and idle equipment. . . . .                  14,304       7,000
  Depreciation and amortization . . . . . .      20,042      14,824      13,094
                                                270,463     218,014     189,957

                                                 38,987     (11,850)     18,176

Other (expense) income:
  Interest expense. . . . . . . . . . . . .     (28,864)    (23,147)    (21,057)
  Foreign translation losses, net . . . . .        (255)        (38)     (7,037)
  Provision for litigation. . . . . . . . .      (2,400)
  Other, net. . . . . . . . . . . . . . . .       2,265       2,824       1,816
                                                (29,254)    (20,361)    (26,278)
    Income (loss) before taxes on income
      (benefit) and minority interest . . .       9,733     (32,211)     (8,102)

Taxes on income (benefit). .  . . . . . . .         400     (11,359)     (2,401)

    Income (loss) before minority interest        9,333     (20,852)     (5,701)

Minority interest . . . . . . . . . . . . .       5,234       1,563

    Income (loss) before
      extraordinary item. . . . . . . . . .       4,099     (22,415)     (5,701)

Extraordinary item - early
    extinguishment of debt. . . . . . . . .                                (114)

     Net income (loss). . . . . . . . . . .   $   4,099   $ (22,415)   $ (5,815)


Net Income (loss) per share:
  Before extraordinary item . . . . . . . .   $    0.20   $   (1.17)   $  (0.30)
  Extraordinary item. . . . . . . . . . . .                               (0.01)
                                              $    0.20   $   (1.17)   $  (0.31)





See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)



                                                                December 31
                                                             1996        1995
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . . .      $ 14,256    $ 23,525
  Marketable securities -at market (cost $1,746). . .         2,133       2,952
  Accounts receivable, net of allowance for
    doubtful accounts of $981 and $816. . . . . . . .        47,501      32,058
  Inventories . . . . . . . . . . . . . . . . . . . .        35,622      23,243
  Deferred income taxes . . . . . . . . . . . . . . .         4,261       5,983
  Prepaid expenses and other  . . . . . . . . . . . .         9,362      12,527
                   Total current assets . . . . . . .       113,135     100,288

Property, plant and equipment, at cost, net of
  accumulated depreciation and amortization . . . . .       253,987     225,974

Other assets. . . . . . . . . . . . . . . . . . . . .        27,974      18,342

Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $5,662 and $3,119 . . . . . . . . .        85,282      34,798

                                                           $480,378    $379,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving credit. . . . . . . . . . . . . . . . . .      $  3,103
  Current portion of long-term debt . . . . . . . . .        14,450    $    332
  Accounts payable and accrued expenses . . . . . . .        60,049      44,983
                   Total current liabilities. . . . .        77,602      45,315

Long-term debt . . . . . . . .  . . . . . . . . . . .       263,548     194,156

Other liabilities . . . . . . . . . . . . . . . . . .        24,706      20,181

Deferred income taxes . . . . . . . . . . . . . . . .        47,456      60,579

Minority interest . . . . . . . . . . . . . . . . . .        20,789      18,818
                                                             434,101     339,049
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
    no shares issued or outstanding
  Common Stock, par value $.01 per share,
    authorized 50,000,000 shares; issued 20,137,880
    shares and 19,391,763 shares. . . . . . . . . . .           202         194
  Capital surplus . . . . . . . . . . . . . . . . . .        68,609      67,091
  Retained-earnings (deficit) . . . . . . . . . . . .       (21,362)    (25,461)
  Treasury stock, at cost (281,000 shares). . . . . .        (1,253)     (1,253)
  Pension liability adjustment. . . . . . . . . . . .                      (218)
  Cumulative currency translation adjustment. . . . .            81
                   Total stockholders' equity . . . .        46,277      40,353

                                                           $480,378    $379,402

See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996


                                                                                  Cumulative
                                                    Retained             Pension  Currency
                            Common Stock   Capital  Earnings    Treas.   Liab.    Translation
                            Shares Amount  Surplus  (Deficit)   Stock    Adjust.  Adjustment    Total
                                                       (Amounts in thousands)

Balance -
  January 1, 1994 . . . .   19,102   $191  $66,604     $2,769    $(821)    $(413)               $68,330
Purchase of
  common shares . . . . .                                         (432)                            (432)
Exercise of warrants . .       43       -
Issuance in connection
  with option plans
  and other . . . . . . .      145      2      279                                                  281
Pension liability
  adjustment. . . . . . .                                                    413                    413
Net loss. . . . . . . . .                              (5,815)                                   (5,815)

Balance -
  December 31, 1994 . . .   19,290    193   66,883     (3,046)  (1,253)                          62,777

Issuance in connection
  with option plans . . .      102      1      208                                                  209
Pension liability
  adjustment. . . . . . .                                                   (218)                  (218)
Net loss. . . . . . . . .                             (22,415)                                  (22,415)

Balance -
 December 31, 1995. . . .   19,392    194   67,091    (25,461)  (1,253)     (218)                40,353

Issuance of common
  shares in
  connection with
  acquisitions. . . . . .      427      5      825                                                  830
Issuance in connection
  with option and
  compensation plans. . .      319      3      693                                                  696
Foreign currency
  translation adjustment.                                                             $ 81           81
Pension liability
  adjustment. . . . . . .                                                    218                    218
Net income. . . . . . . .                               4,099                                     4,099

Balance -
 December 31, 1996. . . .   20,138   $202  $68,609   $(21,362) $(1,253)    $          $ 81      $46,277



See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31
                                                              (in thousands)
                                                        1996      1995       1994

Operating Activities:
  Income (loss) before extraordinary item. . . .    $  4,099  $ (22,415)  $ (5,701)
  Adjustments to reconcile income (loss) to
     net cash provided by operating activities:
  Depreciation and amortization. . . . . . . . .      24,326     17,742     13,656
  Unrealized loss (gain) on
    marketable securities. . . . . . . . . . . .         819     (1,061)      (104)
  Extraordinary item . . . . . . . . . . . . . .                              (215)
  Deferred taxes . . . . . . . . . . . . . . . .     (10,395)   (16,650)    (3,057)
  Minority interest. . . . . . . . . . . . . . .       5,234      1,563
  Provision for litigation . . . . . . . . . . .       2,400
  Restructuring and idle equipment . . . . . . .                 14,223      6,075
  Foreign translation losses, net. . . . . . . .         255         38      7,037
  Changes in operating assets and liabilities,
     net of effects from acquisitions:
     Marketable securities . . . . . . . . . . .                 (1,253)      (533)
     Accounts receivable . . . . . . . . . . . .     (15,203)    10,501    (10,894)
     Inventories . . . . . . . . . . . . . . . .      (4,424)     1,734     (4,676)
     Prepaid expenses and other. . . . . . . . .       1,250     (7,466)      (175)
     Accounts payable and accrued expenses . . .        (788)    (3,839)     7,447
     Other . . . . . . . . . . . . . . . . . . .          65      2,432     (2,670)
Net cash provided by (used in)
  operating activities . . . . . . . . . . . . .       7,638     (4,451)     6,190

Investing Activities:
  Acquisition of ABAL. . . . . . . . . . . . . .      (2,491)
  Capital expenditures . . . . . . . . . . . . .     (22,283)   (10,378)   (10,084)
  Proceeds from sale of joint venture. . . . . .                  4,718
  Proceeds from sale of assets . . . . . . . . .         699        211      1,694
  Other  . . . . . . . . . . . . . . . . . . . .        (385)     (650)
Net cash used in investing activities. . . . . .     (24,460)    (6,099)    (8,390)

Financing Activities:
  Long-term borrowings. .  . . . . . . . . . . .       8,342      3,415
  Revolving credit borrowings. . . . . . . . . .       3,103
  Payment of long-term debt. . . . . . . . . . .      (1,076)      (451)      (537)
  Proceeds from 11-5/8%
    Senior Notes, net of related costs . . . . .                            59,779
  Repayment of bank financing. . . . . . . . . .                           (40,000)
  Dividend to minority shareholder . . . . . . .      (2,867)
  Other. . . . . . . . . . . . . . . . . . . . .                     20       (306)
Net cash provided by financing activities. . . .       7,502      2,984     18,936

Effect of foreign currency exchange rate
   changes on cash and cash equivalents. . . . .          51       (567)      (515)
(Decrease) increase in cash and cash equivalents      (9,269)    (8,133)    16,221

Cash and cash equivalents - beginning of year. .      23,525     31,658     15,437
Cash and cash equivalents - end of year  . . . .    $ 14,256   $ 23,525   $ 31,658


Supplemental cash payments:
  Taxes. . . . . . . . . . . . . . . . . . . . .    $  9,490   $  3,680   $  1,604
  Interest . . . . . . . . . . . . . . . . . . .    $ 27,130   $ 21,857   $ 16,309


See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation and Summary of Significant
Accounting Policies


American Banknote Corporation is a holding company (the "Company") and through its subsidiaries in the United States, Brazil, Australia and New Zealand, operates in a single industry, secured products and systems, with three principal product lines:
Transaction Cards & Systems; Printing Services & Document Management; and Security Printing Solutions. The Company's principal subsidiaries are: American Bank Note Company ("ABN"), American Bank Note Holographics, Inc. ("ABNH"), American Bank Note Company Grafica e Servicos Ltda. ("ABNB"), a 77.5% owned Brazilian company, and American Banknote Australasia Holdings, Inc. ("ABAH") and its Australian subsidiary, ABN Australasia Limited ("ABAL").

1. Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentation. All significant intercompany items have been eliminated.

2. Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Translation of Financial Statements: ABAL's results of operations are translated into US dollars using average exchange rates during the period, while assets and liabilities are translated using current rates. Resulting translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in earnings. ABNB operates in a hyper-inflationary economy. Currently, gains and losses for ABNB resulting from translation and transactions are determined using a combination of current and historical rates. If inflation rates in Brazil remain at current levels, the method of translating ABNB's financial statements will be changed to the method used to translate ABAL's financial statements.

4. Cash and Cash Equivalents: All highly liquid investments with a maturity of three months or less, when purchased, are considered to be cash equivalents.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Marketable Securities: Such investments are held for trading purposes and changes in the market value are reflected in earnings.

6. Inventories and Revenue Recognition: Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. Revenue is generally recognized when goods are shipped. However, pursuant to terms with certain customers, completed items are sometimes stored at the Company's premises and, in those instances, revenue is recognized when the goods are transferred to the on-site storage location.

7. Depreciation and Amortization: Depreciation and amortization of property, plant and equipment is computed principally by the straight-line method over the estimated useful life of the asset as follows: buildings - 25 to 40 years; rolls and dies - 40 years; and machinery, equipment and fixtures - 5 to 22 years.

Amortization of leasehold improvements is computed by the straight-line method based upon the remaining term of the applicable lease or the estimated useful life of the asset, whichever is shorter.

8.  Intangible Assets:   Patents and other intangibles are
amortized over their useful lives. The excess of cost of investment in subsidiaries over net assets acquired is amortized over periods ranging from 20 to 30 years using the straight-line method.

9. Research and Development: Research and development costs are expensed as incurred (1996 - $0.9 million, 1995 - $0.4 million and 1994 - $1.6 million).

10. Net Income (Loss) Per Share: Net income (loss) per share has been computed based on the weighted average number of outstanding shares of common stock and in 1996 common equivalent shares
(approximately 20.5 million in 1996, 19.1 million in 1995 and 19.0 million in 1994).

11. Business Information: Sales to the United States government (principally food coupons) were 7%, 15% and 26% of consolidated sales for the years ended December 31, 1996, 1995 and 1994, respectively. Sales to a customer in Brazil (national telephone company) were 24% and 13% of consolidated sales for the years ended December 31, 1996 and 1995, respectively. The current contract with the customer expires in May 1977 and the Company is presently negotiating either a new contract or a renewal of its existing contract but the value of either has not yet been determined.
Sales to the ABNB minority owner were 14% and 12% of consolidated sales in 1996 and 1995, respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock and bond printing accounted approximately 8%, 11% and 14% of consolidated sales for the years ended December 31, 1996, 1995 and 1994, respectively. The elimination of printed certificates continues to be advocated by various organizations in favor of the use of book-entry systems for recording security ownership. The complete elimination of or substantial reduction in the domestic use of certificates or NYSE requirements would have a material adverse effect on the sales and earnings of the Company.

Government sales, particularly to the United States government and state and local governments, is principally dependent on successful competitive bids which are generally awarded on the basis of price but may also include other factors. Many of the Company's contracts are re-bid annually or on a multiple year basis. Government sales are generally subject to provisions allowing termination for the convenience of the government.

12. Supplemental Cash Flow Information: In 1996 the Company entered into a contract payable in connection with the ABAL acquisition in the face amount of $4.8 million. In 1996, 426,617 shares Common Stock (valued at approximately $0.8 million) were issued, in connection with the acquisition of an equity interest in a privately held transaction card business.

13. Export Sales: US Export sales were 6%, 7% and 12% of consolidated sales for the years ended December 31, 1996, 1995 and 1994, respectively.

14. Impact of Accounting Pronouncements: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed Of." The adoption of this standard was not material.

In October 1996, the AICPA Accounting Standards Executive Committee issued Statement of Position 96-1 "Environmental Remediation
Liabilities," which requires adoption in 1997. The adoption of this pronouncement will not have a material effect on the Company's financial condition and results of operations.

Note B - Acquisitions

As of July 1, 1995, the Company acquired the security printing operations of Grafica Bradesco Ltda. ("Bradesco") from Banco Bradesco S.A. (Brazil), in exchange for a 22.5% interest in the Company's Brazilian subsidiary, valued at approximately $17 million. Bradesco's business included check printing, and other forms for financial institutions. Approximately $2.3 million was recorded as the excess of cost of investment in subsidiaries over net assets acquired.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1996, in a two step transaction, the Company acquired a 100% equity interest in ABAL. The total purchase price of and the net assets acquired in the acquisition follows (in thousands):

  Net working capital deficiency . . . . . . . . .   $(2,124)
  Property, plant and equipment. . . . . . . . . .    23,488
  Excess of cost of investment over
    net assets acquired. . . . . . . . . . . . . .    52,885
  Other long-term assets . . . . . . . . . . . . .     3,914
  Deferred debt expense. . . . . . . . . . . . . .     3,273
  Long-term liabilities. . . . . . . . . . . . . .    (2,239)
     Net purchase price. . . . . . . . . . . . . .    79,197
  Acquisition financing. . . . . . . . . . . . . .   (76,706)
     Net cash cost of acquisition. . . . . . . . .   $ 2,491

On an unaudited pro-forma basis, assuming the above acquisitions had been made as of January 1, 1995, the consolidated sales for the year ended December 31, 1996 and 1995 would have increased by approximately $33.5 million and $96.4 million, respectively, and net income (loss) would have increased (decreased) by approximately $0.9 million ($.05 per share) and ($3.4 million) ($.17 per share), respectively.

The above transactions were accounted under the purchase method. The Company believes the unaudited pro-forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made as of January 1, 1995 or of the results which will occur in the future. The results of operations of the acquired entities are consolidated in the Company's financial statements from the respective acquisition dates.

Note C - Inventories
                                                December 31
                                              1996       1995
                                                (in thousands)
   Finished goods. . . . . . . . . . . . .  $  6,288
   Work in process . . . . . . . . . . . .    14,905   $ 10,505
   Raw materials and supplies. . . . . . .    14,429     12,738
                                            $ 35,622   $ 23,243

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note D - Property, Plant and Equipment
                                                December 31
                                              1996       1995
                                                (in thousands)
   Land. . . . . . . . . . . . . . . . . .  $  2,852   $  2,727
   Buildings and improvements. . . . . . .    25,861     20,858
   Rolls and dies. . . . . . . . . . . . .   174,037    177,154
   Machinery, equipment and fixtures . . .   136,309     70,368
   Leasehold improvements. . . . . . . . .     4,905      1,522
   Construction in progress. . . . . . . .     6,408        260
                                             350,372    272,889
   Accumulated depreciation
     and amortization. . . . . . . . . . .    96,385     46,915
                                            $253,987   $225,974

Note E - Accounts Payable and Accrued Expenses
                                                 December 31
                                              1996       1995
                                                (in thousands)
   Accounts payable - trade. . . . . . . .  $ 23,967   $ 11,335
   Accrued expenses. . . . . . . . . . . .     6,658      2,893
   Customers' advances . . . . . . . . . .     2,120      7,026
   Salaries and wages. . . . . . . . . . .     9,431      5,666
   Restructuring and acquisition
     related accruals. . . . . . . . . . .     3,898      8,838
   Interest payable. . . . . . . . . . . .     5,679      4,291
   Other . . . . . . . . . . . . . . . . .     8,296      4,934
                                            $ 60,049   $ 44,983

Note F - Taxes on Income

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.

The Company files a US corporate consolidated federal income tax return which includes its domestic subsidiaries.

Taxes on income (benefit) for the years ended December 31, follows:
                                               1996       1995       1994
                                                     (in thousands)
   Current
     Foreign. . . . . . . . . . . . . .      $10,624   $  4,755
     State and local. . . . . . . . . .          443        536   $    656
                                              11,067      5,291        656
   Deferred
     Federal. . . . . . . . . . . . . .       (8,598)   (14,209)    (2,892)
     Foreign. . . . . . . . . . . . . .         (914)    (1,993)       (31)
     State and local. . . . . . . . . .       (1,155)      (448)      (134)
                                             (10,667)   (16,650)    (3,057)
                                             $   400   $(11,359)  $ (2,401)

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of the taxes on income (benefit) and the amount computed by applying the federal income tax statutory rate follows:
                                                1996       1995       1994
                                                      (in thousands)

   Statutory tax (benefit). . . . . . .       $ 3,406   $(10,952)  $ (2,755)
   Adjustments due to rate changes. . .                   (2,837)
   Difference between federal and
     foreign statutory rates. . . . . .        (1,311)     1,390
   Non-deductible goodwill. . . . . . .           866
   Brazil dividend deduction. . . . . .        (1,428)       601
   State and local income taxes, net
     of federal benefit . . . . . . . .          (867)        58        345
   Other. . . . . . . . . . . . . . . .          (266)       381          9
                                              $   400   $(11,359)  $ (2,401)

In 1995, the Company adjusted its deferred tax assets and liabilities for the estimated effect of a decrease in Brazil's tax rates enacted in the fourth quarter of 1995. The effect of this non-cash item was to decrease deferred income taxes in 1995 by $2.8 million ($0.15 per share).

The Company has an alternative minimum tax credit carryforward of approximately $0.8 million, which expires in 1999 and is available to offset future taxable income. In addition, in 1996, 1995 and 1994, the Company generated net operating loss carryforwards of approximately $23.8 million, $20.9 million and $2.8 million, respectively, which are scheduled to expire in 2011, 2010 and 2009, respectively.

As a result of Brazilian tax legislation, effective for 1996, the 15% dividend withholding tax on earnings after 1995 was eliminated. Additionally, in 1996, tax legislation which permits Brazilian companies to elect, subject to certain limitations, to deduct dividends in computing taxable income; however, there is a 15% withholding tax on dividends distributed in this manner.

At December 31, 1996, the unrepatriated earnings of ABNB and ABAL are approximately $21.5 million and $1.6, respectively, and are considered permanently invested overseas. A portion of ABNB's earnings ($3.4 million) has previously been subject to US tax.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of the items comprising the Company's deferred income tax assets and liabilities are as follows:
                                                            December 31
                                                          1996      1995
                                                           (in thousands)
   Current deferred tax assets:
     Accrued expenses. . . . . . . . . . . . . . .      $ 1,544   $ 2,945
     Other . . . . . . . . . . . . . . . . . . . .        2,717     3,038
                                                        $ 4,261   $ 5,983
   Long-term deferred tax assets
     included in other assets. . . . . . . . . . .      $ 1,108

   Deferred tax liabilities:
     Difference between book and tax basis of assets
       acquired in acquisitions and mergers. . . .      $65,952   $68,837
     Excess tax over book depreciation . . . . . .        6,524     5,882
     Other . . . . . . . . . . . . . . . . . . . .        2,780     2,036
                                                         75,256    76,755
   Non-current deferred tax assets:
     Operating loss carry forwards
       and tax credits . . . . . . . . . . . . . .      (17,979)   (8,929)
     Restructuring expenses. . . . . . . . . . . .       (4,114)   (3,205)
     Litigation. . . . . . . . . . . . . . . . . .         (984)
     Other . . . . . . . . . . . . . . . . . . . .       (4,723)   (4,042)
                                                        (27,800)  (16,176)
           Net deferred tax liabilities. . . . . .      $47,456   $60,579

Note G - Revolving Credit and Long-Term Debt

In 1996, the Company entered into a $20 million revolving credit facility (the "Credit Agreement") which expires on October 30, 1998. At December 31, 1996, interest under the Credit Agreement, as defined was 9.25%. Effective January 1, 1997, the interest rate as defined decreased to 8.75%. The weighted average interest expense on 1996 borrowings was approximately 9.25%. The Credit agreement is an asset based facility secured by certain accounts receivable and inventory (total carrying value of approximately $18.0 million at December 31, 1996). At December 31, 1996, approximately $14.0 million was available under the Credit Agreement before reduction for outstanding letters of credit ($1.8 million) and borrowings ($3.1 million).

Long-Term Debt consists of the following:
                                                             December 31
                                                           1996       1995
                                                            (in thousands)
   10-3/8% Senior Notes, due June 1, 2002 (a). . . . .   $126,500   $126,500
   11-5/8% Senior Notes, due August 1, 2002, net of
     unamortized discount of $1,005 and $1,120 (b) . .     63,995     63,880
   9.35% Non-Recourse Senior Debt
     due May 31, 2001 (c). . . . . . . . . . . . . . .     52,419
   8.07% Non-Recourse Subordinated Debt
     due May 31, 2001 (c). . . . . . . . . . . . . . .     18,337
   BNDES financing (d) . . . . . . . . . . . . . . . .     10,277      3,223
   Other, ranging from 8% to 9%. . . . . . . . . . . .      6,470        885
   Less current portion. . . . . . . . . . . . . . . .    (14,450)      (332)
                    Net long-term debt . . . . . . .     $263,548   $194,156

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) The 10 3/8% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after June 1, 1997, at stated redemption prices. Equal mandatory sinking fund payments on June 1, 2000 and June 1, 2001 are required to retire an aggregate of 50% of the original principal amount.

The 10-3/8% Senior Notes are senior indebtedness of the Company and rank equally in right of payment, on a pari passu basis, with all existing and future senior indebtedness of the Company and are secured by a pledge of all the issued and outstanding shares of capital stock of ABN and ABNH and by 65% of the shares of ABNB. ABN, ABNH and the 77.5% interest in ABNB constitute a substantial portion of the assets of the Company.

(b) The 11-5/8% Senior Notes are redeemable at the option of the Company, in whole or in part, on and after August 1, 1998, at stated redemption prices. The 11-5/8% Senior Notes are unsecured senior indebtedness of the Company and rank equally in right of payment, on a pari passu basis, with all existing and future senior indebtedness of the Company. The 11-5/8% Senior Notes are effectively subordinated to the 10-3/8% Senior Notes.

(c) ABAL's Non-Recourse Senior and Subordinated Debt are denominated in Australian dollars, include various default, cross-default and acceleration of maturity provisions and provide for mandatory principal prepayments in the event that Surplus Cashflow of ABAL, as defined, is attained.

The ABAL Non-Recourse Senior Debt is a term loan of approximately $53.5 million and a $4.0 million working capital facility. The term loan is secured by a fixed and floating charge on ABAL's assets and undertakings. Approximately $0.6 million of letters of credit are outstanding under the working capital facility which and is subject to annual renewals. The first renewal date is April 30, 1997. The working capital facility is supported by a five-year committed letter of credit facility issued by the term-loan lenders.

Interest on the Non-Recourse Subordinated Debt is generally payable annually, or as permitted by the Non-Recourse Senior Debt, and accrues interest at a rate of 8.07% per annum plus 4% upon amounts outstanding in excess of $16.4 million.

(d) The BNDES financing (Brazilian Federal Government Development Bank debt) is denominated in Brazilian reais and bears interest at 6.4% above the TJLP (11.0% at December 31, 1996), which is a government administered long-term interest rate. The borrowings are secured by an interest in equipment (carrying value of approximately $6.1 million at December 31, 1996).

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's financing agreements contain covenants concerning interest coverage ratios, EBITDA, sales of assets, sale and leaseback transactions, liens, transactions with affiliates, distributions from subsidiaries, indebtedness, capital expenditures, mergers and acquisitions, payment of cash dividends, redemptions of capital stock and other matters. The Company's ability to service its debt depends upon the future performance of the Company's subsidiaries, which will be subject to prevailing economic and competitive conditions and to other factors, including the continued ability to generate cash, to distribute that cash to the Company for debt service and to repatriate funds from foreign subsidiaries, particularly ABNB.

The fair value of the 10-3/8% Senior Notes and the 11-5/8% Senior Notes based on market quotes at December 31, 1996 was approximately $124.6 million and $62.4 million, respectively, and at December 31, 1995 was approximately $84.8 million and $39.0 million, respectively. The fair value of all other debt approximates their carrying values.

Principal maturities of long-term debt follow:
                                        Domestic     ABNB       ABAL
                                                 (in millions)
              1997 . . . . . . . . .    $  3.5     $  3.4     $  7.6
              1998 . . . . . . . . .       1.3        3.1        6.0
              1999 . . . . . . . . .        .2        1.7        6.8
              2000 . . . . . . . . .      31.8        1.7        8.4
              2001 . . . . . . . . .      31.9         .4       41.9
              2002 and thereafter. .     129.3

Note H - Capital Stock

The Company is authorized to issue 5,000,000 shares of Preferred
Stock, with such terms as the Board of Directors may determine.

The Board of Directors, in 1994, adopted a Preferred Stock Purchase Rights Plan pursuant to which it declared a dividend of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of Common Stock on March 24, 1994. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of preferred stock, designated as Series A Junior Preferred Stock, at a price of $15.50. The Rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Company's voting stock or if a party announces an offer to acquire 30 percent or more of the voting stock. The Rights expire on March 24, 2004. Upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company's stock or shares in an "acquiring entity" at half of market value. The Company will generally be entitled to redeem the Rights at $.01 per Right at any

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


time until the tenth day following the acquisition of 15 percent of its voting stock by an acquirer. The Rights are not exercisable if redeemed.

At December 31, 1996, 176,500 warrants, issued to operating management in 1993 (" Warrants"), are outstanding and exercisable. The Warrants expire in 2000. In 1994, Warrants for 43,000 common shares were exercised at $.011 per share

At December 31, 1996, approximately 4,317,000 shares of Common
Stock were reserved for warrants and stock based compensation plans.

Note I - Stock Based Compensation Plans

The Company has four stock based compensation plans as follows: the 1990 Employee Stock Option Plan (the "1990 Plan"), the Long-Term Performance Plan (the "LTP Plan"), the Executive Incentive Plan, and the Deferred Stock and Compensation Plan for Non-Employee Directors (the "Directors Plan"). The terms of option awards are determined on the date of grant, generally have an exercise life of ten years, are granted at not less than the market price, and become exercisable in equal amounts over a three-year period from the date of grant.

A summary of the option plans is presented below:

                                       1996                     1995                     1994
                               ____________________     _____________________     ____________________
                                           Weighted-                Weighted-                Weighted-
                                           Average                  Average                  Average
                                           Exercise                 Exercise                 Exercise
                                Shares      Price         Shares     Price         Shares     Price
Options outstanding,
   beginning of year. . . . .  1,701,783    $4.55        1,771,783   $5.05        1,665,283   $5.09
  Exercised . . . . . . . . .     (2,000)    1.88          (10,000)   1.81          (61,000)   2.11
  Forfeited . . . . . . . . .    (38,200)    3.59         (345,000)   5.20         (252,000)   5.15
  Granted   . . . . . . . . .  1,083,750     2.06          285,000    2.19          419,500    4.51
  Canceled  . . . . . . . . . (1,184,333)    5.38
Options outstanding,
   end of year. . . . . . . .  1,561,000     2.22        1,701,783    4.55        1,771,783    5.05

Option price range            $1.38 to                   $1.81 to                 $1.81 to
   at end of year             $6.31                      $6.63                    $8.43

Option price range for
   exercised shares . . . . . $1.88                      $1.81                    $1.88 to
                                                                                  $2.11
Options available for grant
   at end of year . . . . . . 2,502,000                  2,666,000                2,683,000

Exercise price of options                Weighted-average
   granted during 1996:             Exercise Price    Fair value
     At market price. . . . .           $1.61           $1.08
     Above market price. . .            $2.24           $0.79

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                               Options Outstanding                       Options Exercisable
                                    Weighted-        Weighted-                      Weighted-
                                     Average          Average                        Average
 Range of             Number        Remaining        Exercise           Number       Exercise
 Exercise Prices   Outstanding   Contractual Life     Price           Exercisable     Price

  $1.38 to 1.88        349,667      9.1 years          $1.50              1,667       $1.88
  $2.00 to 2.94      1,119,583      8.4 years          $2.23            223,334       $2.20
  $4.19 to 4.38         63,750      7.4 years          $4.35             33,750       $4.32
  $6.00 to 6.31         28,000      5.9 years          $6.18             28,000       $6.18
  $1.38 to 6.31      1,561,000      8.5 years          $2.22            286,751       $2.83

In 1996 and 1994, 317,500 and 90,000 shares of restricted stock were issued under the LTP Plan that fully vest after four years and three years, respectively. The market value of the shares on the date of grant was approximately $1.63 and $2.87 per share, respectively, and the cost of the grant based on the market price is being amortized over the vesting period. The vesting for the restricted stock awards granted in 1996, may be accelerated if certain performance goals are achieved.

In 1996, as part of a compensation review, 1,184,333 outstanding options were canceled under the 1990 Plan and the LTP Plan and 705,750 options with a weighted average exercise price of $2.24 were issued under the same plans.

In 1995, an award under the Executive Incentive Plan for 91,875 restricted shares was issued in lieu of a cash bonus.

Under the Directors Plan, as approved and amended by shareholders in 1996, a maximum of 200,000 shares of Common Stock may be issued. In 1996, 1995 and 1994, directors received rights to the equivalent of 66,000, 5,850 and 5,200 shares, respectively. The market value of the equivalent shares on the dates of grant was approximately $4.00, $2.19 and $3.69 per share, respectively. The aggregate cost is charged to operations. The equivalent shares are issuable to the directors only following their service on the Board of Directors.

The Directors Plan further provides that directors may elect to defer receiving directors fees until after their service on the Board ceases. At that time the deferred fees may be paid in cash plus interest, or in shares of Common Stock issuable by converting the amounts deferred into Common Stock based on the market price in the year following the year of deferral (approximately 11,000 shares at December 31, 1996).

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"). Had compensation cost for the Company's

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995, consistent with the provisions of SFAS 123, net income (loss) would have been reduced (increased) by approximately $0.3 million or $.02 per share and ($0.1 million) or ($.01) per share, respectively. Because SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting proforma compensation cost may not be representative of that expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: no dividend yield; expected volatility of 50%; risk-free interest rate of 7.0%; and expected lives of 7.5 years.

Note J - Employee Benefits Plans

Postretirement Health Care and Life Insurance Plans. The Company provides certain health care and life insurance benefits for certain eligible retired employees. The Company's employees, including employees subject to certain collective bargaining agreements, may become eligible for these benefits if they reach normal retirement age, with certain service requirements.

The Company accrues the estimated cost of retiree benefit payments other than pensions during the years an employee provides services. The plan is not funded.

The following table sets forth the status of this obligation:
                                                  December 31
                                                 1996     1995
                                                 (in thousands)
   Accumulated postretirement
     benefit obligation:
       Retirees. . . . . . . . . . .  . . .    $ 7,965  $ 7,329
       Eligible active plan participants. .        361      419
        Other active plan participants. . .      1,822    1,812
      Accumulated postretirement
        benefit obligation. . . . . . . . .     10,148    9,560
      Unrecognized transition obligation. .     (2,944)  (3,119)
      Unrecognized net loss . . . . . . . .       (876)  (1,018)
        Accrued postretirement
          benefit obligation. . . . . . . .    $ 6,328  $ 5,423

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net postretirement benefit costs consisted of the following
components:
                                            1996    1995    1994
                                                (in thousands)
   Service cost-benefits earned . . . . .  $  160  $  154  $  190
   Interest cost on accumulated
     postretirement benefit obligation. .     684     715     627
   Partial plan termination (1) . . . . .             430
   Amortization of transition obligation.     184     209     209
                                           $1,028  $1,508  $1,026

(1) In connection with the 1995 restructuring (See Note K), a portion of the previously unrecognized transition obligation was charged to the restructuring reserve.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, as of January 1, 1996, was 12.0% for 1996 decreasing each successive year until it reaches 5.5%, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 13.3%. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% at December 31, 1996 and December 31, 1995.

Pension Plans. ABN and ABNH are obligated to make regular defined contributions to several multi-employer plans and contributions to a single employer defined benefit pension fund, under the terms of various union contracts. The aggregate contribution to such multi-employer plans for retirement and welfare benefits was approximately $0.6 million, $1.7 million, and $1.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. Retirement benefits are also provided by ABN and ABNH, to eligible union and nonunion employees, through defined contributions to an employees' retirement plan; the aggregate contribution to such plan and charged to operations was $1.1 million, $1.2 million, and $1.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

ABN and ABNH also have a trusteed, noncontributory defined benefit pension plan. Benefits under the noncontributory defined benefit plan which were frozen in 1992 were based on years of service and average final compensation. The funding policy is to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. The net pension expense for this defined benefit pension plan was approximately $0.1 million, $0.2 million, and $0.1 million in 1996, 1995 and 1994, respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth the 1996 and 1995 funded status and amounts recognized for the Company's defined benefit pension plan in the consolidated balance sheets:
                                                1996      1995
                                                 (in thousands)
   Actuarial present value of accumulated
     plan benefits, including vested
     benefits of $9,112 and $8,798 . . . .    $ 9,122    $ 8,862

   Projected benefit obligation for
     service rendered to date. . . . . . .    $ 9,122    $ 8,862
   Plan assets at fair value, primarily
     equity securities . . . . . . . . . .      8,698      7,612
       Accrued pension liability. . . . . .   $   424    $ 1,250

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at December 31, 1996 and 1995. The expected long-term rate of return was 8.5% in 1996 and in 1995.

Subsidiaries of ABAL have participated in three multi-employer defined contribution schemes throughout 1996 and in two defined benefit schemes operated for employees of the previous owner up until November 30, 1996. Effective from December 1, 1996, the subsidiaries ceased to participate in the previous owner's defined benefit schemes and a new defined benefit scheme solely for the benefit of certain employees of the subsidiaries was established. Relevant assets and liabilities of the previous owner's schemes are to be transferred to the new scheme and it is estimated that the liabilities transferred will approximate the assets transferred. Certain schemes are required to be funded on a current basis. In connection with superannuation schemes for 1996, the subsidiaries have expensed and funded approximately $0.9 million. It is further estimated, though actuarial evaluations of the new defined benefit scheme have not been prepared, the current funding would approximate pension expense that would be incurred using US Generally Accepted Accounting Principles.

The Company has a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees adopted, effective as of April 1, 1994. Benefits under the noncontributory plan are based on years of service and average final compensation. The plan is unfunded and benefits will be paid from the assets of the Company.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth at the status of this obligation:

                                                  December 31
                                                1996       1995
                                                 (in thousands)
   Accumulated benefit, including vested
     benefits of $1,935 and $735 . . . . .     $ 2,153    $ 1,902

   Projected benefit obligation  . . . . .     $ 3,021    $ 2,706
   Prior service cost. . . . . . . . . . .      (1,457)    (1,558)
   Unrecognized net loss . . . . . . . . .        (427)      (362)
   Preliminary accrued pension costs . . .       1,137        786
   Additional minimum liability* . . . . .       1,016      1,116
       Accrued pension cost
         for financial statements. . . . .     $ 2,153    $ 1,902

*There is an intangible asset equal to the additional minimum liability.

Net periodic pension cost consisted of the following components:
                                            1996    1995   1994
                                                 (in thousands)
   Service cost-benefits earned . . . . .  $ 146   $ 185  $ 124
   Interest cost on projected
     benefit obligation . . . . . . . . .    189     191    106
   Amortization of prior service cost . .    107     103     77
                                           $ 442   $ 479  $ 307

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at December 31, 1996 and 1995.

Note K - Restructuring and Idle Equipment

In 1995, the Company recorded a pre-tax restructuring charge of approximately $14.3 million pursuant to a restructuring plan developed by management for the Company's domestic security printing operations, including the downsizing of its corporate offices. The plan was substantially completed in the second quarter of 1996. Remaining obligations under this plan relate to lease commitments. Restructuring activities prior to 1995 related primarily to the closing of a plant by ABN.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following presents the Company's restructuring activities:

                           Severance         Asset          Leases
                          and Related    Revaluations      and Other
                             Costs      and Writedowns    Obligations      Total
                                                (in millions)
  Balance at
      January 1, 1994        $ 0.3       $                   $ 4.1        $ 4.4
  Restructuring charge                                         5.0          5.0
  Imputed interest                                             0.3          0.3
  Cash payments               (0.3)                           (3.7)        (4.0)
  Balance at
     December 31, 1994                                         5.7          5.7
  Restructuring charge         2.9            5.0              6.4         14.3
  Imputed interest                                             0.3          0.3
  Noncash items               (1.8)          (5.0)                         (6.8)
  Cash payments               (0.1)                           (1.4)        (1.5)
  Balance at
     December 31, 1995         1.0                            11.0         12.0
  Imputed interest                                              .4           .4
  Noncash items                                               (1.6)        (1.6)
  Cash payments               (1.0)                           (4.8)        (5.8)
  Balance at
     December 31, 1996       $           $                   $ 5.0        $ 5.0

Future cash outlays for the remaining restructuring activities are anticipated to be $1.5 million in 1997, $1.2 million in 1998, $1.1 million in 1999, $1.1 million in 2000, and $0.1 in 2001.

In January 1994, the Company was notified that it was not awarded any portion of a contract by the United States Postal Service in response to a competitive bid for postage stamp products. As a result, the Company re-evaluated the net carrying value of equipment and the cost of operating leases used for postage stamp production and recorded a $2 million provision for the write-down of idle postal equipment.

Note L - Condensed Financial Information and Geographic Area Data:

ABNB is domiciled in Brazil, ABAL is domiciled in Australia and New Zealand, and all other subsidiaries of the Company are predominately domiciled in the United States.

The following condensed consolidating financial information (amounts in millions) illustrates the composition of the pledged subsidiaries (See Note G - Revolving Credit and Long-Term Debt) and provides additional information which is useful in assessing the financial composition of the pledged subsidiaries. Investments in subsidiaries are accounted for by the parent on the equity method. Intercompany investments and transactions are eliminated in consolidation.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     Condensed Balance Sheets
                                            Domestic   ABNB      ABAL    Consol.
  As at December 31, 1996
  Cash and cash equivalents. . . . . . . .     $2.8     $8.7      $2.7    $14.2
  Marketable securities. . . . . . . . . .      2.1                         2.1
  Accounts receivable, net . . . . . . . .     24.3     14.4       8.8     47.5
  Inventories. . . . . . . . . . . . . . .     12.9     11.5      11.2     35.6
  Deferred income taxes. . . . . . . . . .      2.9       .3       1.0      4.3
  Prepaid expenses and other . . . . . . .      5.0      2.5       1.9      9.3
  Property, plant and equipment, net . . .    172.1     59.4      22.5    254.0
  Other assets . . . . . . . . . . . . . .     98.0+     8.4       6.1     28.0*
  Excess of cost of investment in subs
    over net assets acquired . . . . . . .      9.4     24.4      51.6     85.4
  Total assets . . . . . . . . . . . . . .   $329.5   $129.6    $105.8   $480.4

  Total current liabilities. . . . . . . .    $38.0    $17.6     $22.0    $77.6
  Long-term debt. . . . . . . .. . . . . .    189.6      6.9      67.0    263.5
  Other liabilities . . . . . .. . . . . .     14.8      7.4       2.5     24.7
  Deferred income taxes. . . . . . . . . .     40.8      6.7               47.5
  Minority interest. . . . . . . . . . . .              20.8               20.8
  Total stockholders' equity . . . . . . .     46.3     70.2      14.3     46.3*
  Total liabilities and stockholders' equity $329.5   $129.6    $105.8   $480.4

  As at December 31, 1995
  Cash and cash equivalents. . . . . . . .    $16.5     $7.0              $23.5
  Marketable securities. . . . . . . . . .      3.0                         3.0
  Accounts receivable, net . . . . . . . .     18.0     14.0               32.0
  Inventories. . . . . . . . . . . . . . .     12.3     10.9               23.2
  Deferred income taxes. . . . . . . . . .      5.7      0.3                6.0
  Prepaid expenses and other . . . . . . .      9.9      2.7               12.6
  Property, plant and equipment, net . . .    176.6     49.4              226.0
  Other assets . . . . . . . . . . . . . .     72.9+     8.8               18.3*
  Excess of cost of investment in subs
    over net assets acquired . . . . . . .      9.5     25.3               34.8
  Total assets . . . . . . . . . . . . . .   $324.4   $118.4             $379.4
  Total current liabilities. . . . . . . .    $24.5    $20.8              $45.3
  Long-term debt . . . . . . . . . . . . .    191.1      3.0              194.1
  Other liabilities. . . . . . .   . . . .     14.5      5.7               20.2
  Deferred income taxes. . . . . . . . . .     53.9      6.7               60.6
  Minority interest. . . . . . . . . . . .              18.8               18.8
  Total stockholders' equity . . . . . . .     40.4     63.4               40.4*
  Total liabilities and stockholders' equity $324.4   $118.4             $379.4

                                             Condensed Statements of Operations
                                            Domestic   ABNB      ABAL    Consol.
  Year Ended December 31, 1996
  Sales . . . . . . . . . . . . . . . . .    $ 98.1  $ 163.3    $ 48.1   $309.5
  Cost of goods sold. . . . . . . . . . .      62.9    109.1      30.1    202.1
  Selling and administrative. . . . . . .      16.7     16.0       7.3     40.0
  Depreciation and amortization . . . . .       8.3      8.4       3.3     20.0
                                               87.9    133.5      40.7    262.1
                                               10.2     29.8       7.4     47.4
  Unallocated corporate overhead. . . . .      (8.3)                       (8.3)
  Interest expense. . . . . . . . . . . .     (23.3)    (1.9)     (3.7)   (28.9)
  Foreign translation losses, net . . . .                (.3)               (.3)
  Provision for litigation. . . . . . . .      (2.4)                       (2.4)
  Other income, net . . . . . . . . . . .      18.1+     2.3                2.2*
  Income (loss) before taxes on income
    (benefit) and minority interest. . . .     (5.7)    29.9       3.7      9.7
  Taxes on income (benefit) . . . . . . .      (9.8)     8.5       1.7       .4
  Income before minority interest . . . .       4.1     21.4       2.0      9.3
  Minority interest. . . . . . . .. . . .                4.8        .4      5.2
     Net income . . . . . . . . . . . . .    $  4.1  $  16.6   $   1.6   $  4.1

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                             Condensed Statements of Operations
                                            Domestic   ABNB              Consol.
  Year Ended December 31, 1995
  Sales . . . . . . . . . . . . . . . . .    $108.1   $ 98.1             $206.2
  Cost of goods sold. . . . . . . . . . .      76.5     72.5              149.0
  Selling and administrative. . . . . . .      17.7      9.9               27.6
  Restructuring . . . . . . . . . . . . .      14.3                        14.3
  Depreciation and amortization . . . . .       9.3      5.6               14.9
                                              117.8     88.0              205.8
                                               (9.7)    10.1                 .4
  Unallocated corporate overhead. . . . .     (12.3)                      (12.3)
  Interest expense. . . . . . . . . . . .     (23.1)                      (23.1)
  Other income, net . . . . . . . . . . .       8.5+      .2                2.8*
  Income (loss) before taxes on income
    (benefit) and minority interest. . .      (36.6)    10.3              (32.2)
  Taxes on income (benefit) . . . . . . .     (14.2)     2.8              (11.4)
  Income (loss) before minority interest.     (22.4)     7.5              (20.8)
  Minority interest . . . . . . . . . . .                1.6                1.6
     Net income (loss). . . . . . . . . .    $(22.4)  $  5.9             $(22.4)

  Year Ended December 31, 1994
  Sales. . . . . . . . . . . . . . . . .     $150.0   $ 58.1             $208.1
  Cost of goods sold . . . . . . . . . .       94.9     36.0              130.9
  Selling and administrative . . . . . .       20.3      9.2               29.5
  Restructuring and idle equipment . . .        7.0                         7.0
  Depreciation and amortization. . . . .        9.3      3.8               13.1
                                              131.5     49.0              180.5
                                               18.5      9.1               27.6
  Unallocated corporate overhead               (9.5)                       (9.5)
  Interest expense . . . . . . . . . . .      (21.0)                      (21.0)
  Foreign translation losses, net. . . .                (7.0)              (7.0)
  Other income, net. . . . . . . . . . .        3.9+      .2                1.8*
  Income (loss) before taxes on income
    (benefit) and extraordinary item . .       (8.1)     2.3               (8.1)
  Taxes on income (benefit). . . . . . .       (2.4)                       (2.4)
  Income (loss) before extraordinary item      (5.7)     2.3               (5.7)
  Extraordinary item . . . . . . . . . .        (.1)                        (.1)
     Net income (loss) . . . . . . . . .     $ (5.8)   $ 2.3             $ (5.8)

                                             Condensed Statements of Cash Flows
                                            Domestic   ABNB      ABAL    Consol.
  Year Ended December 31, 1996
  Net cash - operating activities. . . .     $(17.1)   $25.2   $  (.5)   $  7.6
  Investing activities
    Acquisition of ABAL. . . . . . . . .       (7.3)               4.8     (2.5)
    Capital expenditures . . . . . . . .       (3.6)   (17.9)     (.8)    (22.3)
    Other. . . . . . . . . . . . . . . .         .2                .1        .3
  Net cash - investing activities. . . .      (10.7)   (17.9)     4.1     (24.5)
  Financing activities
    Proceeds from borrowings . . . . . .        4.3      7.1               11.4
    Repayments of borrowing. . . . . . .        (.1)             (1.0)     (1.1)
    Dividends. . . . . . . . . . . . . .        9.9    (12.7)              (2.8)
  Net cash - financing activities. . . .       14.1     (5.6)    (1.0)      7.5
  Effect of foreign currency exchange rate
    changes on cash and cash equivalents                           .1       0.1
  Net increase (decrease) . . . . . . . .     (13.7)     1.7      2.7      (9.3)
  Cash and cash equivalents:
  Beginning of period . . . . . . . . . .      16.5      7.0               23.5
  End of period . . . . . . . . . . . . .      $2.8    $ 8.7  $   2.7    $ 14.2

+Includes investment in subsidiaries, which is eliminated in consolidation.
* After elimination of inter-company investment.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                             Condensed Statements of Cash Flows
                                            Domestic   ABNB              Consol.
  Year Ended December 31, 1995
  Net cash- operating activities. . . . .    $(15.9)   $11.4             $ (4.5)
  Investing activities
    Capital expenditures. . . . . . . . .      (1.2)    (9.2)             (10.4)
    Proceeds from sales of assets . . . .       4.9                         4.9
    Other . . . . . . . . . . . . . . . .       (.6)                        (.6)
  Net cash - investing activities . . . .       3.1     (9.2)              (6.1)
  Financing activities
    Proceeds from bank financings . . . .                3.4                3.4
    Other . . . . . . . . . . . . . . . .      (0.4)                       (0.4)
  Net cash - financing activities . . . .      (0.4)     3.4                3.0
  Effect of foreign currency exchange rate
    changes on cash and cash equivalents                (0.6)              (0.6)
  Net increase (decrease) . . . . . . . .     (13.2)     5.0               (8.2)
  Cash and cash equivalents:
  Beginning of period . . . . . . . . . .      29.7      2.0               31.7
  End of period . . . . . . . . . . . . .     $16.5      7.0             $ 23.5

  Year Ended December 31, 1994
  Net cash - operating activities . . . .     $  .4    $ 5.8             $  6.2
  Investing activities
    Proceeds from sale of assets. . . . .       1.7                         1.7
    Capital expenditures. . . . . . . . .      (3.2)    (6.9)             (10.1)
  Net cash - investing activities . . . .      (1.5)    (6.9)              (8.4
  Financing activities
    Proceeds from 11 5/8% Senior Notes. .      59.8                        59.8
    Repayment of bank financings. . . . .     (40.0)                      (40.0)
    Other . . . . . . . . . . . . . . . .      (0.8)                       (0.8)
  Net cash - financing activities . . . .      19.0                        19.0
  Effect of foreign currency exchange rate
    changes on cash and cash equivalents                (0.5)              (0.5)
  Net increase (decrease) . . . . . . . .      17.9     (1.6)              16.3
  Cash and cash equivalents:
  Beginning of period . . . . . . . . . .      11.8      3.6               15.4
  End of period . . . . . . . . . . . . .     $29.7    $ 2.0             $ 31.7

Note M - Commitments and Contingencies

In January 1994, Vladimir v. United States Banknote Corporation, et al., and in February 1994, Sinay v. United States Banknote Corporation, et al. were filed in the United States District Court for the Southern District of New York. Also, in January 1994, Atencio v. Morris Weissman, et al. was filed in the Court of Chancery for the State of Delaware, New Castle County, against various directors and/or officers of the Company, on behalf of a purported class and derivatively on behalf of the Company which was named as a nominal defendant. In February 1994, Rosenberg
v. Morris Weissman, et al. was filed in the same court as Atencio, alleging similar claims to Atencio, but not on behalf of a class of plaintiffs.

On June 16, 1995, the Court approved certification of a class in the Vladimir action consisting of all persons who purchased stock in the open market from April 1, 1993 through January 6, 1994 and on February 26, 1996 dismissed the Sinay action, without prejudice. On January 17, 1997, a jury verdict in Vladimir was returned that found the Company's stock inflated by $0.79 per

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


share during the class period under Section 10(b) of the Securities Exchange Act of 1934 with respect to the Company with a finding of liability under Section 20(a) to Mr. Weissman as a "control person" of the Company.

The Company and Mr. Weissman have filed Motions for Summary
Judgement and Motions for Judgment as a Matter of Law following the jury verdict and seeking a new trial, which are pending.

The Atencio and Rosenberg actions assert claims for breach of fiduciary duty by the individual defendants, and allege that certain of the defendants sold Common Stock while in possession of material non-public information and seek recapture of the profits earned by the defendants who purportedly traded, the repayment by the defendants of their 1993 salaries, damages for the costs to the Company of defending the Vladimir and Sinay actions and the annulment of the 1993 election of directors.

On November 1, 1994, the Company filed an action against De La Rue, AG ("DLR") and its parent, De La Rue Plc in New York State Supreme Court. The complaint alleges breach of contract by DLR in connection with the 1993 purchase of the Company's Brazilian subsidiary from DLR and seeks in excess of $1.5 million in damages. In December 1994, the action was removed by the defendants to the United States District Court for the Southern District of New York. Defendants have filed an answer denying liability and asserting counterclaims. Discovery is presently underway.

On November 2, 1994, an action was commenced against the Company and certain of its directors and officers entitled Thomas De La Rue AG v. United States Banknote Corporation, et al. in the United States District Court for the Southern District of New York. The complaint, as amended, alleges, among other things, breach of contract and fraud by the Company in connection with the Brazil purchase agreement based on the alleged failure to disclose the risk of loss of the Company's stamp printing contracts with the USPS and the alleged failure to register Common Stock paid to DLR expeditiously with the SEC. The complaint seeks unspecified damages as well as $6.8 million for the Common Stock received by DLR in the transaction. On November 20, 1995, plaintiff eliminated all of the Company's directors and officers as defendants. Subsequent to the verdict in Vladimir, DLR has asked the Court to rule that the verdict precludes the Company from further contesting the breach of warranty claim of DLR.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 1996, the Company recorded a $2.4 million ($0.07 per share after taxes) provision relating to its pending litigation.

The Company and its subsidiaries are parties to various additional lawsuits (as both plaintiff and defendant) related to various matters in the normal course of business, including patent infringement, contract, labor and environmental, which in the opinion of management, are not anticipated to have a material impact on its consolidated financial position or results of operations.

The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2007.
The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

Net rental expense was $7.7 million, $8.0 million, and $8.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, future minimum lease payments under noncancelable operating leases are as follows: $12.9 million in 1997; $10.9 million in 1998; $9.5 million in 1999; $6.9 million in 2000; $3.6 million in 2001; and $6.2 million thereafter.


Note N - Quarterly Results of Operations - unaudited

                         (dollars in thousands, except per share data)

    1996                   1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
    Sales                  $59,917     $70,764     $86,879     $91,890
    Cost of sales          $42,004     $46,566     $54,223     $59,365
    Net income (loss)(1)   $  (802)    $ 1,365     $ 2,228     $ 1,308
    Net income (loss)
         per share         $  (.04)    $   .07     $   .11     $   .06

    1995                   1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
    Sales                  $49,068     $47,591     $56,783    $ 52,722
    Cost of sales          $31,949     $38,149     $39,414    $ 39,523
    Net income (loss)(2)   $  (797)    $(9,608)    $    53    $(12,063)
    Net income (loss)
         per share         $  (.04)    $  (.50)    $   .00    $   (.63)

(1) In the fourth quarter, pre-tax income was charged $2.4 million ($1.4 million net of tax) in connection with certain litigation (see Note M).

(2) In the fourth quarter, pre-tax loss was charged $14.3 million ($11.1 million net of tax) for restructuring charges (see Note J).

ITEM  9.    Disagreements on Accounting and Financial Disclosure

        None.
                              PART III

ITEM 10.    Directors and Executive Officers of the Company

         See Item 13

ITEM 11.    Executive Compensation

         See Item 13

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         See Item 13

ITEM 13.    Certain Relationships and Related Transactions

        Information required for Items 10, 11, 12 and 13 will be set forth either (i) in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, or (ii) in an amendment to this Report on Form 10-K/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and which information is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

                              PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1)   List of Financial Statements.

         The following consolidated financial statements of American Banknote Corporation and subsidiaries are included in Item 8:

         Consolidated Statements of Operations - Years Ended
         December 31, 1996, 1995 and 1994

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statement of Stockholders' Equity - Three
         Years Ended December 31, 1996

         Consolidated Statements of Cash Flows - Years Ended
         December 31, 1996, 1995 and 1994

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

(a)(3)   List of Executive Compensation Plans and Arrangements.

         Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Company, American Bank Note Company and Morris Weissman is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 1993 (the "1993 10-K").

         Employment Agreement dated July 24, 1990 between the Company and John T. Gorman is incorporated herein by reference to Exhibit (c)(32) to Amendment No. 3 to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated July 31, 1990 (the "Schedule 13E-3").

         Employment Agreement Amendment Number 2 dated September 3, 1996 between the Company and John T. Gorman is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

         Form of Performance Warrants dated July 25, 1990, is incorporated herein by reference to Exhibit (c)(29) to the Company's Rule 13E-3 Transaction Statement on
         Schedule 13E-3 dated April 18, 1990.

         Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K").

         Amendment dated September 23, 1993 to Amended and
         Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is incorporated herein by reference to Exhibit 10.13 to the 1993 10-K.

         Supplemental Executive Retirement Plan ("SERP") of the Company effective as of April 1, 1994, is incorporated herein by reference to Exhibit 10.22 to Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 33-79726) filed July 18, 1994.

         Amendments to SERP effective April 1, 1994 is hereby incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended
         December 31, 1995.

         Form of severance agreement for designated officers is incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended
         December 31, 1994 (the "1994 10-K").

         Long-Term Performance Plan for key employees is incorporated herein by reference to Exhibit 10.26 to the 1994 10-K.

         Executive Incentive Plan for executive officers, as amended, is incorporated herein by reference to Exhibit
         10.27 to the 1994 10-K.

         Long Term Performance Plan and Executive Incentive
         Plan 1996 Challenge 2000 Criteria Schedule of vesting and unit valuation*

         Deferred Stock and Compensation Plan for Non-employee Directors (as amended April 25, 1996) is incorporated herein by reference to Annex A of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, as filed with the Commission on
         Schedule 14A on May 6, 1996.

 b)     Reports on Form 8-K.
         a)  Form 8-K dated November 16, 1996
              Item 2.  Acquisition or Disposition of Assets
              Item 7.  Financial Statements, Pro Forma
                       Financial Information and Exhibits

         b)  Form 8-K/A dated January 23, 1997
              Item 7.  Financial Statements, Pro forma
                       Financial Information and Exhibits

( c)     Exhibits.

 2.1 Agreement of Plan of Merger and Certificate of Merger of United States Banknote Corporation (a New York corporation) ("USBN-NY") and United States
         Banknote Corporation (a Delaware corporation) dated as of June 29, 1993 are incorporated herein by reference to Exhibits 2.1 and 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1993 (the "June 30, 1993 10-Q").

 2.2 Certificate of Ownership and Merger of USBN-NY into the Company dated as of July 14, 1994 is incorporated herein by reference to Exhibit 3.1 to the Company's
         Registration of Successor Issuer on Form 8-B filed
         September 30, 1993 (the "Form 8-B").

 2.3 Certificate of Merger of USBN-NY into the Company dated as of July 14, 1994 is incorporated herein by reference to Exhibit 3.2 to the Form 8-B.

 3.1     Certificate of Incorporation of the Company including
         Amendment No. 1 thereto is incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly
         Report on From 10-Q for the quarter ended
         June 30, 1995 (the "June 30, 1995 10-Q").

 3.2     Certificate of Designation of the Company authorizing
         Preferred Stock as Series A is incorporated herein by
          reference to Exhibit 4 to the Company's Report on Form 8-A filed April 6, 1994.

 3.3 By-Laws of the Company including amendments thereto are incorporated herein by reference to Exhibit 3.2 to the June 30, 1995 10-Q.

 4.1 Indenture dated as of May 15, 1992 between the Company and Chemical Bank, as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 26, 1992 (the "May 26, 1992 Form 8-K").

 4.2 Pledge Agreement, as amended, dated as of May 26, 1992 between the Company and Chemical Bank, as Trustee, relating to the Company's 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
         4.3 to the May 26, 1992 Form 8-K.

 4.3     First Supplemental Indenture to 10-3/8% Senior
         Notes due June 1, 2002 between the Company and Chemical Bank, N.A., dated as of May 23, 1994 is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q.")

 4.4 First Amendment to the Pledge Agreement dated as of May 26, 1992 between the Company and Chemical Bank, N.A., dated as of May 23, 1994 is incorporated herein by reference to Exhibit 4.2 to the June 30, 1994 Form 10-Q.

 4.5 Pledged Share Amendment dated as of July 31, 1995 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1,
         2002 is incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

 4.6 Indenture dated as of May 1, 1994 between the Company and The First National Bank of Boston, as Trustee, relating to the 11-5/8% Senior Notes Due August 1, 2002, Series B, of the Company and Form of Series B Note, is incorporated herein by reference to Exhibit
         4.1 and 4.3 to the Company's Registration Statement on Form S-4 (File No. 33-79726) dated August 5, 1994.

 4.7 Credit Agreement dated as of January 29, 1996 among American Bank Note Company and American Bank Note Holographics, Inc.,the Company and Chemical Bank, N.A. as Agent, is incorporated herein by reference to
         Exhibit 4.8 to the 1995 10-K.

 4.8 Waiver and Amendment to Credit Agreement dated as of September 30, 1996 among American Bank Note Company and American Bank Note Holographics, Inc., the Company, and The Chase Manhattan Bank (formerly Chemical Bank N.A.), as Agent, is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
         (the "September 30, 1996 10-Q").

 4.9 Security Agreement dated as of January 29, 1996, among American Bank Note Company and American Bank Note Holographics, Inc. and Chemical Bank, N.A., as Agent, is incorporated herein by reference to Exhibit 4.9 to the 1995 10-K.

 4.10 Rights Agreement dated as of March 24, 1994 between the Company and Chemical Bank, N.A., as Rights Agent, including the form of Rights Certificate and form of Certificate of Designation is incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 24, 1994.

 4.11 Waiver and Amendment to Credit Agreement dated as of March 25, 1997, among American Bank Note Company and American Bank Note Holographics, Inc., American Banknote Corporation and The Chase Manhattan Bank), as Agent. *

10.1 Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Company, American Bank Note Company and Morris Weissman is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on From 10-K (as amended) for the year ended December 31, 1993 (the "1993 10-K").

10.2 Employment Agreement dated July 24, 1990 between the Company and John T. Gorman is incorporated herein by reference to Exhibit (c)(32) to Amendment No. 3 to the Company's Rule 13E-3 Transaction Statement on Schedule 13E-3 dated July 31, 1990 (the "Schedule 13E-3").

10.3     Employment Agreement Amendment Number 2 dated September
         3, 1996 between the Company and John T. Gorman is incorporated herein by reference to Exhibit 10.1 to the September 30, 1996 10-Q.

10.4 Form of Performance Warrants dated July 25, 1990, is incorporated herein by reference to Exhibit (c)(29) to the Company's Rule 13E-3 Transaction Statement on
         Schedule 13E-3 dated April 18, 1990.

10.5 Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992 is incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 1991.

10.6 Amendment dated September 23, 1993 to Amended and Restated 1990 Employee Stock Option Plan dated as of February 19, 1992, is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on From 10-K for the year ended December 31, 1993
         (the "1993 10-K").

10.7 Supplemental Executive Retirement Plan ("SERP") of the Company effective as of April 1, 1994, is incorporated herein by reference to Exhibit 10.22 to Amendment
         No. 2 to the Company's Registration Statement on Form S-4 (File No. 33-79726) filed July 18, 1994.

10.8 Amendments to SERP effective April 1, 1994 is incorporated herein by reference to Exhibit 10.12 to the 1995 10-K.

10.9 Form of severance agreement for designated officers is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on From 10-K for the year ended December 31, 1994 (the "1994 10-K").

10.10 Long-Term Performance Plan for Key employees is incorporated herein by reference to Exhibit 10.26 to the 1994 10-K.

10.11 Executive Incentive Plan for executive officers, as amended, is incorporated herein by reference to Exhibit
         10.27 to the 1994 10-K.

10.12 Deferred Stock and Compensation Plan for Non-employee Directors (as amended April 25, 1996) is incorporated herein by reference to Annex A of the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders as filed with the Commission on May 6, 1996, is incorporated herein by reference to
         Exhibit 10.26 to the 1994 10-K.

10.13    Long Term Performance Plan and Executive Incentive
         Plan 1996 Challenge 2000 Criteria Schedule of vesting and unit valuation*

10.14    Sublease dated January 31, 1996 between Grow Group, Inc.
         and the Company for the Company's headquarters at 200
         Park Avenue, New York is incorporated herein by reference to Exhibit 10.17 to the 1995 10-K.

10.15 Real Estate Rental Agreement, dated February 29, 1996, between Walter Torre Junior LTDA. And American Bank Note Company Grafica E Servicos Ltda for property located in Barueri, Sao Paulo, Brazil is incorporated herein by reference to Exhibit 10.18 to the 1995 10-K.

10.16    Agreement of Lease, dated as of July 23, 1992, between
         Robert Martin Company and American Banknote
         Holographics, Inc. is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on form 10-K for the year ended December 31, 1992.

10.17 By-Laws of ABNB, as amended, are incorporated herein by reference to the Company's Current Report on Form
         8-K dated July 10, 1995.

10.18    Contract dated September 4, 1995 with Telecomunicacoes
         Brasileiras S.A. (Telebras) is incorporated herein by reference to Exhibit 10.26 to the 1995 10-K.

10.19 Agreement for Services, effective October 1, 1995 between Kelly, Anderson, Pethick & Associates, Inc. and the Company is incorporated herein by reference to Exhibit
         10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995.

10.20    Alfred Teo Director's Agreement dated April 30, 1996. *

10.21+ Shareholder and Subscription Agreement between, American Banknote Australasia Holdings, Inc., Leigh-Mardon Pty Limited and American Banknote Australasia Limited dated June 3, 1996 is incorporated herein by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 3, 1996 (the "June 3, 1996 Form 8-K").

10.22+ Senior Debt Facility Agreement dated June 3, 1996 between American Banknote Australasia Limited, ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN Security Pty Ltd, ABN New Zealand Limited, Dresdner Australia Limited, Societe Generale Australia Limited, AIDC Limited, ABN AMRO Australia Limited, Bankers Trust Australia Limited, BT Management Services Pty Limited, is incorporated herein by reference to Exhibit 2.2 to the June 3, 1996 Form 8-K.

10.23+ Subordinated Debt Facility Agreement dated June 3, 1996 between American Banknote Australasia Limited, Amcor Investments Pty Limited and ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN Security Pty Ltd, ABN New Zealand Limited, is incorporated herein by reference to Exhibit
         2.3 to the June 3, 1996 Form 8-K.

 10.24+   Australian Sale Agreement between Leigh-Mardon Pty
         Limited, ABN Security Pty Ltd , ABN Holdings Pty Ltd ,
         ABN Pacific Pty Ltd, Containers Pty Limited and
         American Banknote Australasia Limited dated April 10,
         1996 is incorporated herein by reference to
         Exhibit 2.4 to the June 3, 1996 Form 8-K.

10.25+ Master Agreement between Leigh-Mardon Pty Limited Containers Packaging (N.Z.) Limited, Kiwi Packaging (Cartons) Limited, Leigh-Mardon (NZ)Limited, ABN Security Pty Ltd ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN New Zealand Limited, American Banknote Australasia Limited and Containers Pty Limited dated April 10,1996 is incorporated herein by reference to
         Exhibit 2.5 to the June 3, 1996 Form 8-K.

+    Portions deleted pursuant to Confidential Treatment request filed with the Commission pursuant to Rule 246-2 of the Securities Exchange Act of 1934.

10.26 Share Sale and Exit Deed dated November 1, 1996 between Leigh-Mardon Pty Limited, Containers Packaging (N.Z.) Limited Kiwi Packaging (Cartons) Limited, Leigh-Mardon
         (NZ) Limited, ABN Security Pty Ltd, ABN Holdings Pty Ltd and ABN Pacific Pty Ltd ABN New Zealand Limited, American Banknote Australasia Limited, Containers Pty Limited, American Banknote Australasia Holdings Inc., Amcor Investments Pty Limited is incorporated herein by reference to Exhibit 2 to the Company's Current Report on form 8-K dated, November 14, 1996 Form 8-K (the "November 14, 1996 8-K").

10.27    Share Mortgage between Leigh-Mardon Pty Limited
         (Mortgagee) and American Banknote Australasia Holdings
         Inc (Mortgagor) Share Mortgage is incorporated herein by reference to Exhibit 3 to the November 14, 1996 8-K.

11       Computation of per share income (loss).*

21       Subsidiaries of the Registrant.*

23       Independent Auditors' Consent.*

27       Article 5 Financial Data Schedule. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANKNOTE CORPORATION
Registrant

 s/ Morris Weissman
 Morris Weissman
 Chairman and Chief Executive Officer
 March 27, 1997

 s/ John T. Gorman
 John T. Gorman
 Executive Vice President,
 Chief Financial Officer
 and Chief Accounting Officer
 March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

 s/ Morris Weissman
Morris Weissman
Director, Chairman and
Chief Executive Officer
March 27, 1997

 s/ Bette B. Anderson                  s/ Ira J. Hechler
Bette B. Anderson                     Ira J. Hechler
Director                              Director
March 27, 1997                        March 27, 1997

 s/ Oscar Arias S                      s/ David S. Rowe-Beddoe
Dr. Oscar Arias S                     David S. Rowe-Beddoe
Director                              Director
March 27, 1997                        March 27, 1997

 s/ C. Gerald Goldsmith                s/  Alfred S. Teo
C. Gerald Goldsmith                   Alfred S. Teo
Director                              Director
March 27, 1997                        March 27, 1997

              This page intentionally left blank.