Form 10-K/A
period 1996-12-31
AMERICAN BANKNOTE CORP
filed 1997-04-30
CIK 51124

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                                 --------------

                                AMENDMENT NO. 1


(Mark One)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO__________

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

                                EXPLANATORY NOTE

         This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of American Banknote Corporation (the "Company) for the fiscal year ended December 31, 1996 (the "1996 Form 10-K"):


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following sets forth certain information regarding the directors of the Company.


            NAME                       INFORMATION CONCERNING DIRECTORS              DIRECTOR SINCE        AGE
            ----                       --------------------------------              --------------        ---
Bette B. Anderson............   Vice Chairperson since 1996 and President prior        June 1994            68
                                thereto of Kelly, Anderson, Pethick & Associates,
                                Inc., a Washington based management firm.
                                Undersecretary of the Treasury from 1977 to
                                1981. Director, ITT Corporation, ITT Educational
                                Services, United Payors & United Providers, Inc.
                                and ITT Hartford Group, Inc., and serves on
                                various Committees of such companies. Member of
                                the Treasury Historical Association, a Director
                                of the Miller Foundation at the University of
                                Virginia and a member of the Advisory Council of
                                the Girl Scouts of America.

Dr. Oscar Arias S............   Director, Arias Foundation for Peace and Human       September 1995         56
                                Progress. Former President of Costa Rica and 1987
                                Nobel Peace Prize recipient.  President, International
                                Press Service; Director, Stockholm International
                                Peace Research Institute, International Center for
                                Human Rights and Democratic Development Institute
                                for International Studies at Stanford University.
                                Serves on the Board for the InterAction Council, the
                                International Negotiation Network of the Carter
                                Center and Transparency International. In addition,
                                Dr. Arias is an active member of The Commission on
                                Global Governance, the Inter-American Dialogue and
                                the Society for International Development.







            NAME                       INFORMATION CONCERNING DIRECTORS              DIRECTOR SINCE        AGE
            ----                       --------------------------------              --------------        ---
C. Gerald Goldsmith..........   Investor; Director, Palm Beach National Bank and       July 1990            68
                                Trust, Nine West Group, Inc. and Innkeepers, USA.

Ira J. Hechler...............   Investor; Director, Leslie Fay Companies, Inc. and   February 1990          78
                                Concord Camera Corp.

David S. Rowe-Beddoe.........   Chairman of the Board, Welsh Development Agency        July 1990            59
                                since 1993 and Development Board for Rural Wales
                                since 1994; Director, Cavendish Services Ltd. and
                                Development Securities plc.  Previously held various
                                senior management positions, including at Revlon,
                                Inc. and De La Rue plc, as an Executive Director.

Alfred Teo...................   Chairman and Chief Executive Officer of Alpha          June 1996            51
                                Industries, Inc. of the Sigma Plastics Group since
                                1979.  Chairman and Chief Executive Officer of Red
                                Line Express since 1984; Hillman Eyes since 1992
                                and Alpha Technologies since 1990.  Director of Fleet
                                Bank N.A., Trustee, St. Joseph's Hospital and
                                Stevens Institute of Technology.

Morris Weissman..............   Chairman of the Board and Chief Executive Officer of  February 1990         55
                                the Company since July 1990 and Chief Operating
                                Officer since July 1995; Chairman of the Board and
                                Chief Executive Officer of United States Banknote
                                Company L.P. ("USBC") from 1986 through July
                                1990 and Vice Chairman and Director of USBC's
                                predecessor from 1976 to 1986.  Director of the
                                Convenience and Safety Corporation and a Trustee of
                                the Jackie Robinson Foundation and the Business
                                Council for the United Nations.



         The following sets forth certain information regarding the executive officers of the Company who are not also directors.


         NAME                       INFORMATION CONCERNING EXECUTIVE OFFICERS                             AGE
         ----                       -----------------------------------------                             ---

John T. Gorman             Has served as Executive Vice President and Chief Financial Officer of the      52
                           Company since 1990.  Mr. Gorman was Executive Vice President and Chief
                           Financial Officer of USBC from 1983 to 1990 and Senior Vice President of
                           Finance of USBC's predecessor from 1978 to 1983.

Harvey J. Kesner           Has served as Executive Vice President of the Company since June 1996          39
                           and as General Counsel and Secretary of the Company since 1991.
                           Mr. Kesner was an attorney in private practice for more than five years prior thereto.

Ward A.W. Urban            Has served as Treasurer of the Company since August 1993 and as Vice           36
                           President and Assistant Secretary since June 1995.  Mr. Urban was employed as an Assistant Vice President in the leveraged finance department of Citibank, N.A. since August 1988.

Patrick J. Gentile         Has served as an executive officer since September 1996 and as Vice            38
                           President of the Company since June 1995, as Comptroller since 1989 and has been a continuous employee of the Company's predecessors since 1986.


      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by regulations promulgated by the Securities and Exc ange Commission to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

    Based solely on review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and Directors, the Company believes that during the year ended December 31, 1996 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis except as follows: one late Form 4 by Mr. Teo reporting ownership changes reported on Form 5 filed February 1997 and one late Form 4 reporting sales by Mr. Weissman's spouse during 1996 reported on Form 4 filed May 1997.

Item 11.  Executive Compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information for the three years ended December 31, 1996, 1995 and 1994, regarding the compensation of the Chief Executive Officer of the Company and each of the other four most highly compensated executive officers of the Company who were serving at the end of the last completed year and whose compensation exceeded $100,000 for such year (collectively, the "Named Executive Officers").

                                                                                 LONG TERM COMPENSATION
                                                                           ---------------------------------
                                       ANNUAL COMPENSATION                        AWARDS
                               ------------------------------------        ---------------------
                                                                  OTHER    RESTRICTED               PAYOUTS
                                                                  ANNUAL      STOCK                  LTIP      ALL OTHER
NAME AND                                                       COMPENSATION  AWARD(S)               PAYOUTS  COMPENSATION
PRINCIPAL POSITION             YEAR   SALARY ($)   BONUS($)       ($)(1)     ($)(2)    OPTIONS(#)     ($)       ($)(3)
------------------             ----   ----------   --------    ----------- ----------  ----------  ---------    ------
Morris Weissman                1996   750,000    1,217,000          --     292,500    626,000         --       19,488
 Chairman and Chief            1995   750,000            -          --          --    250,000         --       19,040
 Executive Officer             1994   750,000      183,750          --     183,750         --         --       21,918

John T. Gorman                 1996   244,723      250,000                  32,500     90,600         --       19,871
 Executive Vice                1995   234,168       40,000          --          --         --         --       15,938
 President and Chief           1994   234,168      132,200          --          --     20,000         --       17,224
 Financial Officer

Harvey J. Kesner               1996   195,000      200,000          --      32,500     56,500         --       10,717
 Executive Vice President      1995   173,824       30,000          --          --         --         --        7,500
 General Counsel and           1994   151,440       60,000          --          --     15,000         --        7,500
 Secretary

Ward A.W. Urban                1996   125,000       81,000          --      12,188     15,700         --        9,958
 Vice President, Treasurer
 and Asst. Secretary

Patrick J. Gentile             1996   111,667       66,125          --      12,188     16,500         --        9,755
 Vice President and
 Corporate Comptroller

    ----------

(1) The value of each of the named executive officer's perquisites did not exceed the threshold for disclosure established under the Securities and Exc ange Commission's proxy rules.

(2) Amounts shown for 1996 consist of the market value on the date of grant of 180,000, 20,000, 20,000, 7,500 and 7,500 shares of restricted stock granted effective April 25, 1996 to Messrs. Weissman, Gorman, Kesner, Urban and Gentile, respectively, under the Long Term Performance Plan. Restrictions on the total number of shares subject to the grant will lapse on the fifth anniversary of the date of grant. In addition, 25% or more of the grant may lapse per annum if the Company achieves certain earning levels in the years 1996-1999. As a result of achieving the 1996 performance criteria, all restrictions lapsed on 25% of the 1996 shares. The total number of shares granted are entitled to the right to vote and receive dividends, when and if dividends are paid on the Common Stock. Under the Long Term Performance Plan, upon the grantee's death, retirement or disability, the restrictions will lapse on a pro-rata basis based upon the portion of the restricted period which has elapsed and the remainder will be forfeited. All such restrictions will immediately lapse upon a "change in control."

      The amount shown for 1994 represents 91,875 shares of restricted stock valued at $2.00 per share awarded on March 27, 1995 representing 50% of Mr. Weissman's 1994 bonus under the Executive Incentive Plan. Restrictions lapse on one-third of the shares upon each of the first three anniversaries of the date of award. All such restrictions will immediately lapse upon Mr. Weissman's death, retirement, disability, termination or upon a "change in control" of the Company. Shares are held pursuant to a grantor trust subject to claims of the Company's creditors until the date restrictions on the shares lapse. Dividends are paid on these shares as, when and if dividends are paid on the Common Stock.

      As of December 31, 1996, the number and potential value of the aggregate restricted stockholdings of each of the Named Executive Officers were as follows (prior to determination of achievement of the criteria for lapse of any restrictions): Mr. Weissman (241,250 shares with a value of $1,115,781); Mr. Gorman (20,000 shares with a value of $92,500); Mr.
      Kesner (20,000 shares with a value of $92,500); Mr. Urban (7,500 shares with a value of $34,688); and Mr. Gentile (7,500 shares with a value of $34,688).

      Awards under the Long Term Performance Plan, Executive Incentive Plan and 1990 Stock Option Plan are subject to anti-dilution provisions.

(3) Amounts shown consist of contributions to the Company's defined contribution Retirement Plan ($7,500 for each of Messrs. Weissman, Gorman and Kesner, $7,000 for Mr. Urban and $6,231 for Mr. Gentile), premiums paid with respect to life insurance ($11,988 for Mr. Weissman, $8,746 for Mr. Gorman and $592 for Mr. Gentile) and other tax payments for the Named Executive Officers ($3,625 for Mr. Gorman, $3,217 for Mr. Kesner, $2,958 for Mr. Urban and $2,932 for Mr. Gentile).


EMPLOYMENT AGREEMENTS

      Mr. Weissman serves pursuant to an employment agreement with the Company with a term ending on December 31, 1999. The term of Mr. Weissman's agreement is subject to automatic extension unless advance notice of non-renewal is given. Mr. Weissman's agreement provides for his engagement as Chairman and Chief Executive Officer of the Company. The agreement provides for a base salary of $750,000, with no guaranteed bonus. Mr. Weissman participates in the Executive Incentive Plan and receives an annual bonus equal to 6% of his annual base salary in 1994 (adjusted in each subsequent year by compounding the 1994 base salary by 1.07) multiplied by the number of percentage points by which "ROE" (as defined below) exceeds 10% up to a maximum annual bonus equal to 200% of base salary (as adjusted).

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

      Mr. Weissman's agreement also contains provisions for the continuation of payments in the event of disability or death in addition to maintenance of certain life insurance and participation in Company benefit plans. Upon termination in the event of his permanent disability, until the earlier to occur of (i) recovery from such disability, (ii) the date employment under the employment agreement was scheduled to terminate or (iii) death, Mr. Weissman is entitled to receive 75% of the then effective base salary and the pro rata amount of the bonus he would have received for the year in which he became permanently disabled based on the number of days he was not disabled and during the time he receives 75% of his base salary all other benefits he would have received but for the termination of employment due to disability.

      In the event Mr. Weissman's employment with the Company is terminated by the Company (other than for cause) or is terminated by Mr. Weissman for "good reason," Mr. Weissman is entitled to receive a lump sum payment equal to the greater of his "total direct compensation" (as defined) for 1994 or his "estimated total direct compensation" (as defined) then in effect, as if his employment agreement had remained in effect for the entire term or, if following a "change in control," the greater of such amount or $5,000,000, plus the value of his unexercised options and maintenance of certain benefits for the remainder of the term of the agreement.

      On July 24, 1996, Mr. Gorman's employment agreement was amended and extended with a term ending on August 31, 1999. The term of Mr. Gorman's agreement is subject to automatic extension unless advance notice of non-renewal is given. Mr. Gorman's agreement provides for his engagement as Chief Financial Officer of the Company. The agreement provides for a base salary of $250,000 with no guaranteed bonus. For 1996, Mr. Gorman's agreement provides for an annual bonus in accordance with the Company's Challenge 2000 Program. The bonus can range from 0-100% of base salary based upon the level of achievement of corporate and personal goals.

      In addition to the annual bonus, Mr. Gorman is entitled to participate in all other benefits made available to executive officers of the Company, including, a long-term incentive award as determined by the Compensation Committee.

      Mr. Gorman's employment agreement contains provisions for the continuation of payments in the event of non-renewal by the Company, disability or death in addition to maintenance of certain life insurance and participation in Company benefit plans. The employment agreement entitles Mr. Gorman to certain payments upon termination (other than for cause). Upon termination in certain circumstances, including for "good reason", Mr. Gorman is entitled to a lump sum cash payment in an amount equal to two times base salary plus bonus then in effect plus the value of unexercised options held and maintenance of certain benefits for an eighteen month period. Upon termination other than for cause, death or disability, the agreement provides that the Company will retain Mr. Gorman as a consultant for a term of 18 months at 150% of his base salary then in effect.

      Messrs. Kesner, Urban and Gentile participate in the Challenge 2000 program under which they are entitled to bonuses which can range from 0-100% of base salary for Mr. Kesner, 0-75% for Mr. Urban and 0-75% for Mr. Gentile. In addition, Mr. Kesner's employment is subject to an agreement which provides for payment upon termination of employment, disability or death, in addition to maintenance of certain life insurance and participation in all other benefits made available to executive officers, in a lump sum amount of one times base salary then in effect, and, upon termination for "good reason", one times base salary plus bonus, plus the value of unexercised options held and maintenance of certain benefits for an eighteen-month period.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth for each of the Named Executive Officers: (a) the number of options granted during 1996; (b) the percent such number is of the total options granted to all employees in 1996; (c) the exercise price per share; (d) the expiration date; and (e) the potential realizable value of such options at certain assumed rates of stock price appreciation.

                                                OPTION GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS
                                 ---------------------------------------
                                    % of                                         POTENTIAL REALIZABLE VALUE AT
                                    Total                                           ASSUMED ANNUAL RATES OF
                                   Options                                       STOCK PRICE APPRECIATION FOR
                    Options        Granted to                   EXERCISE                OPTION TERM(2)
                    Granted        Employees       Price        EXPIRATION    ---------------------------------------
                    (#)(1)         in 1996         ($/sh)        DATE            0%($)       5%($)            10%($)
                    ---------      --------        ---------    ------        ---------------------------------------

Morris Weissman     150,000        13.8%           $1.65        2/5/06        $  --        $155,651         $394,451
Morris Weissman     476,000        43.9%           $2.25        3/6/06        $  --        $673,546       $1,706,898
John T. Gorman      20,000          1.8%           $1.375       2/5/06        $  --        $17,295           $43,828
John T. Gorman      70,600          6.5%           $2.25        3/6/06        $  --        $99,900          $253,166
Harvey J. Kesner    20,000          1.8%           $1.375       2/5/06        $  --        $17,295           $43,828
Harvey J. Kesner    36,500          3.4%           $2.25        3/6/06        $  --        $51,648          $130,886
Ward A. W. Urban    10,000          0.9%           $1.375       2/5/06        $  --        $ 8,647           $21,914
Ward A. W. Urban     5,700          0.5%           $2.25        3/6/06        $  --        $ 8,066           $20,440
Patrick J. Gentile  10,000          0.9%           $1.375       2/5/06        $  --        $ 8,647           $21,914
Patrick J. Gentile   6,500          0.6%           $2.25        3/6/06        $  --        $ 9,198           $23,308

-----------------
(1) Options granted under the 1990 Employee Stock Option Plan. One-third of the options vest and become fully exercisable upon each of the first three anniversaries of the date of grant, except that all such options immediately vest upon the holder's death while still employed or termination of employment in connection with a change in control and are subject to anti-dilution provisions. Payment of the purchase price of shares acquired upon the exercise of options generally may be in cash, by check, or by delivery of shares of Common Stock, or by other permitted methods, including broker-assisted "cashless exercise" methods.

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



                   OPTION EXERCISES AND FISCAL YEAR END VALUES

    The following table sets forth for each of the Named Executive Officers: (a) the number of shares of Common Stock acquired upon the exercise of options during 1996; (b) the value realized from options exercised during 1996; (c) the number of options held as of December 31, 1996, both exercisable and unexercisable; and (d) the value of such options as of that date.
No named executive officer exercised any options during the last fiscal year.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                    AND OPTION VALUE AT LAST FISCAL YEAR END

                                                        Number of       Value of Unexercised
                                                       Unexercised          In-the-Money
                                                    Options at Fiscal     Options at Fiscal
                              Shares                   Year End #             Year-End
                             Acquired      Value     Exercisable(1)/      $ Exercisable(1)/
Name                        on Exercise  Realized     Unexercisable         Unexercisable
----                       ------------  --------   ----------------       --------------
Morris Weissman.......          --          --       116,666/792,667   $286,957 /$1,983,001
John T. Gorman........          --          --        40,000/90,600    $100,600 /  $232,675
Harvey J. Kesner......          --          --           0/56,500            $0 /  $151,688
Ward A. W. Urban......          --          --           0/15,700            $0 /  $ 46,038
Patrick J. Gentile....          --          --           0/16,500            $0 /  $ 47,938

----------
(1) AMOUNTS SHOWN EXCLUDE PERFORMANCE WARRANTS HELD BY MESSRS. WEISSMAN AND GORMAN UNDER THE COMPANY'S PERFORMANCE WARRANT PLAN IN THE AMOUNTS OF 139,500 AND 16,000, RESPECTIVELY. ALL OF SUCH PERFORMANCE WARRANTS ARE PRESENTLY EXERCISABLE THROUGH JULY 26, 2006 AT AN EXERCISE PRICE OF $0.011 PER SHARE, SUBJECT TO ANTI-DILUTION PROVISIONS. THE AGGREGATE VALUE OF UNEXERCISED IN-THE-MONEY PERFORMANCE WARRANTS AT 1996 FISCAL YEAR END WAS $643,653 AND $73,824 FOR MESSRS. WEISSMAN AND GORMAN, RESPECTIVELY.

                                        9

                         LONG-TERM INCENTIVE PLAN AWARDS


     The following table sets forth for each of the Named Executive Officers certain information concerning long-term cash incentive awards granted in 1996 pursuant to the Company's Executive Incentive Plan.


              LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                                 Number of        Performance or other           Estimated Future Payouts Under Non-Stock
                               Shares, Units          Period Until                           Price-Based Plans
                                  Or Other           Maturation on               Threshold            Target          Maximum
           Name                Rights (#)(1)             Payout                   ($ or #)          ($ or #)(2)       ($ or #)
           ----                -------------             ------                   --------          -----------       --------
Morris Weissman                 25,000 Units           1996-1999                  $ 50,000           $500,000        $1,000,000
John T. Gorman                  3,500 Units            1996-1999                  $ 7,000            $ 70,000        $  140,000
Harvey J. Kesner                3,500 Units            1996-1999                  $ 7,000            $ 70,000        $  140,000
Ward A. W. Urban                1,500 Units            1996-1999                  $ 3,000            $ 30,000        $   60,000
Patrick J. Gentile              1,500 Units            1996-1999                  $ 3,000            $ 30,000        $   60,000

(1) Awards consists of units under the Company's Executive Incentive Plan with a nominal value of $2 per unit. Units will appreciate in value depending upon the extent by which the Company's operating income exceeds 10% of ROE (as defined) on a year-by-year or cumulative basis over the 1996-1999 period. Awards are only payable in cash in two installments in 1999 and 2000, or following a change in control, and are forfeited upon resignation or termination prior to March 6, 1999. ROE is defined as the fraction the numerator of which is equal to the Company's pre-tax income (including income from minority holdings, joint ventures, dividends from investments and like income) before extraordinary charges or similar one-time non-recurring losses or reserves not in the ordinary course plus depreciation and amortization, and the denominator of which is calculated as a simple average of the average monthly common equity (beginning of month common equity plus end of month common equity divided by two) for the calendar year.

(2)  Target award is not determinable.  Amounts are based on 1996 performance.


                                 RETIREMENT PLAN

    Effective April 1, 1994, the Board of Directo s approved a supplemental retirement plan for certain executives and management employees of the Company (the "SERP"). In general, the SERP provides that a participant retiring at age 65 will receive a monthly retirement benefit equal to an amount determined, in the case of the Company's senior executives, including the Named Executive Officers, by multiplying the participant's "final average compensation" (as defined in the SERP) by a percentage equal to 3% for each of the first ten years plus 1.5% for each of the next twenty years, of service, or for junior level executives, by a percentage equal to 2% for each of the first ten years, 1.5% for each of the next ten years and 1% for each of the next ten years. The result of the computation is decreased by a participant's Social Security Benefit and any amounts available from the participant's pension or profit sharing plan from the Company or its predecessors. The retirement income is to be paid at normal or deferred retirement dates for life only with the appropriate actuarial reduction of a joint and survivor election. Early retirement benefits are available with a reduction of 2% for each year less than age 62.

No benefit will be provided prior to a participant achieving age 55 and 10 years of service. All participants will receive credit for past service to the Company or any of its wholly-owned subsidiaries. Amounts of compensation in excess of $300,000 increased by 6% on each plan anniversary date commencing April 1, 1995, will not be considered when calculating plan benefits. The Company has established a grantor trust to which the Company can contribute assets that will be held subject to claims of the Company's creditors until paid to SERP participants and their beneficiaries. Mr. Weissman's benefit in the SERP is calculated based upon compensation of $750,000. Mr. Weissman will be required to provide minimum numbers of service years as provided in his agreement.

    The following table shows the estimated nnual benefit payable to employees in various compensation and years of service categories based upon the senior executive accrual rates. The estimated benefits apply to an employee retiring at age sixty-five in 1996 who elects to receive his or her benefit in the form of a single life annuity. These benefits would be reduced by any benefits attributable to the Company's (and its predecessor's) contributions (and the earnings thereon) to pension and/or profit sharing plans and social security.

                               PENSION PLAN TABLE

                                                 YEARS OF SERVICE
                       --------------------------------------------------------------------
REMUNERATION              10            15              20             25             30
------------           --------      --------        --------       --------       --------
$100,000...........    $ 30,000      $ 37,500        $ 45,000       $ 52,500       $ 60,000
 125,000...........      37,500        46,875          56,250         65,625         75,000
 150,000...........      45,000        56,250          67,500         78,750         90,000
 200,000...........      60,000        75,000          90,000        105,000        120,000
 250,000...........      75,000        93,750         112,500        131,250        150,000
 300,000...........      90,000       112,500         135,000        157,500        180,000
 337,080...........     101,124       126,405         151,686        176,967        202,248



                              DIRECTOR COMPENSATION

    Non-employee Directors presently are paid $25,000 per annum for serving as Directors and $2,000 for each Board meeting attended in excess of four in any fiscal year. Non-employee Directors receive $1,000 for each committee meeting attended. An amendment (the "Amendment") to the Deferred Stock and Compensation Plan for Non-employee Directors (the "Directors Plan") was approved by stockhold rs at the 1996 Annual Meeting. The Amendment increased to 3,000 the number of Common Stock equivalent awards which each director will automatically receive on an annual basis and provides automatic grants of up to 2,000 Common Stock equivalents to Committee chairpersons. Newly appointed directors will also receive a one-time award of 7,500 Common Stock equivalents under the Amendment. Upon approval of the Amendment, Messrs. Goldsmith, Hechler and Rowe-Beddoe canceled their awards of 15,000 options issued under the terminated 1992 Directors Plan and received a one-time award of 7,500 Common Stock equivalents. A maximum of 5,000 common stock equivalents per year for each director was awarded under the Amendment, exclusive of the one-time awards to directors. In all other respects the Directors Plan remains unchanged. Under the terms of the Directors Plan, Common Stock equivalents are held in a director's deferred stock account. Directors elected or appointed other than at an annual meeting are awarded a pro rata amount of Common Stock equivalents. As a result of the Amendment, 10,500, 10,500, 12,500, 12,500, 12,500 and 7,500 Common Stock
equivalents were awarded to each of Ms. Anderson, Dr. Arias and Messrs. Goldsmith, Hechler, Rowe-Beddoe and Teo, respectively, during 1996.

    Effective October 1, 1996, non-employee Directors receive $2,000 per annum for each committee membership and $5,000 for each committee chair held. These fees are subject to irrevocable defer al elections, whereby (in addition to any other cash fees elected for deferral) a cash/debenture account is credited in the amount of the fees deferred which is convertible into the number of common shares as would equal the fees deferred in January of the year following the credit plus accrued interest at the seven-year treasury rate. Upon termination of services, directors receive interest plus the greater of the value of the debenture account (in cash in 5 annual installments) or the shares of common stock into which the debentures are convertible. The deferred accounts are payable in cash upon a change in control or as otherwise determined by the Compensation Committee. At year end, approximately $1,054, $4,745, $3,427, $2,900, and $528 were accrued for Ms. Anderson and Messrs. Goldsmith, Hechler, Rowe-Beddoe and Teo, respectively.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

         The following table reflects the number of shares of Common stock beneficially owned on April 15, 1997 by each Director, each of the Named Executive Officers and by all Directors and executive officers as a group. No other person is known to the Company to own as of such date more than 5% of any class of equity securities of the Company.

                                                         AMOUNT AND                       PERCENTAGE
                                                          NATURE OF                        OF CLASS
                                                         BENEFICIAL                      BENEFICIALLY
 NAME AND ADDRESS                                      OWNERSHIP(1)(2)                      OWNED
 ----------------                                      ---------------                      -----
 Bette B. Anderson...........................               13,600                               *
 Dr. Oscar Arias S...........................               11,150                               *
 Patrick J. Gentile..........................                7,375                               *
 C. Gerald Goldsmith.........................               16,200                               *
 John T. Gorman..............................              178,100  (3)                          *
 Ira J. Hechler..............................              229,300                             1.2%
 Harvey J. Kesner............................               79,459  (4)                          *
 David S. Rowe-Beddoe........................               15,100                               *
 Alfred Teo..................................            1,896,000                             9.5%
 Ward A.W. Urban.............................                7,108                               *
 Morris Weissman.............................            1,773,536  (3)(5)(6)                  8.5%
 All Directors and executive officers
  as a group (11 persons)....................            4,226,928  (3)(4)(5)(6)              20.0%

----------------
(1) Unless otherwise indicated, each stockholder has sole voting and investment power.
(2) Includes Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 1997 in the amount of 5,500, 70,200, 18,834, 5,233 and 408,666 for Messrs. Gentile, Gorman, Kesner, Urban and Weissman, and 508,433 for all executive officers, respectively. Includes Director Common Stock equivalent units under the Deferred Stock and Compensation Plan for Non-employee Directors in the amount of 13,100, 11,150, 15,100, 15,100, 15,100, and 7,500 units for Ms. Anderson, Dr. Arias and Messrs. Goldsmith, Hechler, Rowe-Beddoe and Teo, respectively. Excludes common shares that may be issued to Directors in connection with deferred director fees under the Deferred Stock and Compensation Plan for Non-employee Directors in the amount of 242, 1,091, 788, 667, and 121 shares for Ms. Anderson and Messrs. Goldsmith, Hechler, Rowe-Beddoe and Teo, respectively.

(3) Includes Common Stock issuable upon the exercise of performance warrants issued under the Company's Performance Warrant Plan that are exercisable within 60 days of April 15, 1997 in the amount of 139,500 and 16,000 for Messrs.
     Weissman and Gorman and 155,500 for all executive officers, respectively.

(4) Includes 34,625 shares held in trust, as to which Mr. Kesner has sole voting and investment power.

(5) Includes (i) 95,000 shares held by spouse as to which he disclaims beneficial ownership and (ii) 60,000 shares as to which Mr. Weissman has sole voting power and a right of first refusal with respect to any future sales.

(6) Excludes 30,625 shares of Common Stock held in trust as to which Mr. Weissman disclaims beneficial ownership, issued March 27, 1995 in lieu of a portion of Mr. Weissman's 1994 bonus.

* Less than 1%.

                                       13

Item 13.  Certain Relationships and Related Transactions.

    The Company retained Kelly, Anderson, Pethick & Associates, of which Ms. Anderson, a Director, is Vice Chairperson and an owner, for marketing and business development ervices primarily involving the Company's government contracts business. During 1996, the Company paid approximately $72,400 for services performed. The Company has for many years prior to Ms. Anderson's election as a Director utilized the services of Ms. Anderson's firm as a government consultant.

    On April 13, 1995, the Company loaned Mr. Weissman $185,750. The loan bears interest, payable annually, at a rate equal to the rate published by Citibank, NA as its base rate, from time to time. The loan matures on April 13, 1998. On March 31, 1997, the amount outstanding under the loan was approximately $215,000, which was the maximum amount outstanding to date.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         AMERICAN BANKNOTE CORPORATION
                                               Registrant




                                         By: /s/ John T. Gorman
                                             ----------------------
                                             John T. Gorman
                                             Executive Vice President
                                             Chief Financial Officer
                                             and Chief Accounting Officer


Dated:  April 30, 1997