Form 10-Q
period 1997-03-31
AMERICAN BANKNOTE CORP
filed 1997-05-15
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549

                          FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

At May 8, 1997 - 20,281,664 shares of common stock were outstanding.

                  AMERICAN BANKNOTE CORPORATION

                            FORM 10-Q
                            I N D E X


                                                               PAGE
                                                                NO.
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements - Unaudited

   Condensed Consolidated Balance Sheets
      March 31, 1997 and December 31, 1996. . . . . . . . . .     3

   Condensed Consolidated Statements of Operations
      For the Three Months Ended March 31, 1997 and 1996. . .     4

   Condensed Consolidated Statements of Cash Flows
      For the Three Months Ended March 31, 1997 and 1996. . .     5

   Condensed Consolidated Statement of Stockholders'
      Equity For the Three Months Ended March 31, 1997. . . .     6

   Notes to Condensed Consolidated Financial Statements . . .     7

 Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . . .     8

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .    11

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .    12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

                                                    March     December
                                                   31, 1997   31, 1996
ASSETS                                           (Unaudited)
Current assets
 Cash and cash equivalents . . . . . . . . . .    $  9,370   $ 14,256
 Marketable securities -
   at market (cost $1,746) . . . . . . . . . .       2,139      2,133
 Accounts receivable, net of allowance for
   doubtful accounts of $852 and $981. . . . .      42,555     47,501
 Inventories . . . . . . . . . . . . . . . . .      34,698     35,622
 Deferred income taxes . . . . . . . . . . . .       3,967      4,261
 Prepaid expenses and other. . . . . . . . . .      11,261      9,362
      Total current assets . . . . . . . . . .     103,990    113,135

Property, plant and equipment, at cost,
 net of accumulated depreciation and
 amortization of $101,176 and $96,385  . . . .     250,664    253,987

Other assets . . . . . . . . . . . . . . . . .      30,092     27,974

Excess of cost of investment in subsidiaries
 over net assets acquired, net of accumulated
 amortization of $6,705 and $5,662 . . . . . .      83,743     85,282
                                                  $468,489   $480,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Revolving credit. . . . . . . . . . . . . . .    $  3,709   $  3,103
 Current portion of long-term debt . . . . . .      14,511     14,450
 Accounts payable and accrued expenses . . . .      52,906     60,049
      Total current liabilities. . . . . . . .      71,126     77,602

Long-term debt . . . . . . . . . . . . . . . .     261,910    263,548

Other liabilities. . . . . . . . . . . . . . .      25,205     24,706

Deferred income taxes  . . . . . . . . . . . .      42,563     47,456

Minority interest. . . . . . . . . . . . . . .      21,010     20,789
                                                   421,814    434,101
Commitments and Contingencies

Stockholders' equity
 Preferred Stock, authorized 5,000,000 shares,
   no shares issued or outstanding . . . . . .
 Common Stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   20,279,214 shares and 20,137,880 shares . .         203        202
 Capital surplus . . . . . . . . . . . . . . .      69,151     68,609
 Retained-earnings (deficit) . . . . . . . . .     (21,245)   (21,362)
 Treasury stock, at cost (281,000 shares)  . .      (1,253)    (1,253)
 Cumulative currency translation adjustment  .        (181)        81
      Total stockholders' equity . . . . . . .      46,675     46,277
                                                  $468,489   $480,378

See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)

                                             Three Months Ended
                                                  March 31
                                               1997        1996
Sales . . . . . . . . . . . . . . . . . .   $ 81,096    $ 59,917

Costs and expenses:
  Cost of goods sold. . . . . . . . . . .     55,371      42,004
  Selling and administrative  . . . . . .     11,925       9,080
  Depreciation and amortization . . . . .      5,747       3,541
                                              73,043      54,625

                                               8,053       5,292
Other (expense) income:
  Interest expense. . . . . . . . . . . .     (7,772)     (6,068)
  Foreign translation losses, net . . . .        (81)        (54)
  Other, net. . . . . . . . . . . . . . .        598        (189)
                                              (7,255)     (6,311)
  Income (loss) before taxes on income
  (benefit) and minority interest . . . .        798      (1,019)

Taxes on income (benefit) . . . . . . . .       (167)       (865)
  Income (loss) before
    minority interest . . . . . . . . . .        965        (154)


Minority interest. . . . . . . . . . . .         848         648

  Net Income (Loss) . . . . . . . . . . .    $   117      $ (802)

Weighted average number of common
  and common equivalent shares
  outstanding . . . . . . . . . . . . . .     20,700      19,490

  Net income (loss) per share . . . . . .     $  .01      $ (.04)

See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                  Three Months Ended
                                                       March 31
                                                   1997        1996
Operating Activities:
  Net cash from operations, after adjustments
   to reconcile income (loss) to net cash
   provided by or (used in)
   operating activities. . . . . . . . . . .     $  5,759    $  3,578
   Marketable securities . . . . . . . . . .            -        (603)
   Accounts receivables. . . . . . . . . . .        4,054      (3,810)
   Inventories . . . . . . . . . . . . . . .          621           2
   Prepaid and other assets. . . . . . . . .         (205)       (491)
   Accounts payable and accrued expenses . .       (8,937)     (2,444)
   Other . . . . . . . . . . . . . . . . . .         (811)       (347)
  Net cash provided by (used in)
    operating activities . . . . . . . . . .          481      (4,115)

Investing Activities:
  Capital expenditures . . . . . . . . . . .       (2,214)     (6,925)
  Deposit in connection with an acquisition        (2,500)
  Proceeds from sales of assets. . . . . . .          246
  Net cash used in investing activities. . .       (4,468)     (6,925)

Financing Activities:
  Borrowings . . . . . . . . . . . . . . . .        1,573       3,439
  Revolving credit borrowings. . . . . . . .          606           -
  Dividend to minority shareholder . . . . .         (627)
  Payment of long-term debt. . . . . . . . .       (2,358)        (31)
  Net cash provided by or (used in)
    financing activities . . . . . . . . . .         (806)      3,408

Effect of foreign currency exchange rate
  changes on cash and cash equivalents . . .          (93)        (56)


Decrease in cash and cash equivalents. . . .       (4,886)     (7,688)

Cash and cash equivalents
   beginning of period . . . . . . . . . . .       14,256      23,525

Cash and cash equivalents
   end of period . . . . . . . . . . . . . .      $ 9,370     $15,837

Supplemental cash payments:
  Taxes. . . . . . . . . . . . . . . . . . .      $ 2,100     $ 2,800
  Interest . . . . . . . . . . . . . . . . .      $ 6,500     $ 3,800

See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED THREE MONTHS ENDED MARCH 31, 1997
(Amounts in thousands)

                                                                  Cumulative
                                                  Retained               Currency
                      Common Stock     Capital    Earnings    Treasury    Transl.     Total
                      Shares Amount    Surplus   (Deficit)      Stock     Adjust.     Equity
Balance -
January 1, 1997       20,138   $202    $68,609   $(21,362)    $(1,253)       $81    $46,277

Issuances in
  connection
  with option and
  compensation
  plans                  141      1        542                                          543

Foreign
  currency
  translation
  adjustment
  for period                                                                (262)      (262)

Net income                                            117                               117

Balance -
March 31, 1997        20,279   $203    $69,151   $(21,245)    $(1,253)     ($181)   $46,675













See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented and are not necessarily indicative of the results which may be expected for a full fiscal year.

Primary and fully-diluted income (loss) per share are the same.

Note B - Inventories
                                              March      December
                                             31, 1997    31, 1996
                                                (in thousands)
   Finished goods. . . . . . . . . . . . .    $ 4,661     $ 6,288
   Work in process . . . . . . . . . . . .     14,678      14,905
   Raw materials and supplies. . . . . . .     15,359      14,429
                                              -------     -------
                                              $34,698     $35,622

Note C - Commitments and Contingencies

The Company is involved in various litigation, reference is made to "Part II - Other Information, Item 1. Legal Proceedings"

The Company and its subsidiaries are parties to various additional lawsuits (as both plaintiff and defendant) related to various matters in the normal course of business, which in the opinion of management, are not anticipated to have a material adverse impact on its consolidated financial position or results of operation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

On June 3, 1996, the Company acquired a 55% equity interest in ABN Australasia Limited ("ABAL") and as of October 1, 1996 acquired the remaining 45% equity interest. The acquisition of ABAL, also known as Leigh-Mardon, was accounted for as a purchase transaction and its operations have been included in the consolidated operations since the acquisition dates. The acquisition had a significant impact on the operations of the Company beginning in the third quarter of 1996.

The Company operates in a single industry, secured products and systems, with three principal product lines. The following table presents these product lines for the three month periods ended March 31:

                                         1997           1996
                                             (in millions)
                                        $      %        $      %
Transaction Cards & Systems . . . .   26.6   32.8     20.0   33.5
Printing Services
  & Document Management . . . . . .   15.1   18.6     13.0   21.7
Security Printing Solutions . . . .   39.4   48.6     26.9   44.8
                                      ----  -----     ----  -----
                                      81.1  100.0     59.9  100.0

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED MARCH 31, 1997
WITH THE THREE MONTHS ENDED MARCH 31, 1996

Sales increased by $21.2 million or 35.4% from 1996. Sales of Transaction Cards & Systems ("TCS") increased $6.6 million or 32.4%, sales of Printing Services & Document Management ("PSDM") increased
$2.1 million or 16.3%, and sales of Security Printing Solutions
("SPS") increased $12.5 million or 46.8%. The increase in sales is principally due to the inclusion of ABAL's sales in 1997. Sales by foreign subsidiaries represented 72.1% of consolidated sales in 1997 as compared to 63.0% in 1996.

Cost of goods sold increased $13.4 million or 31.8%, principally due to the inclusion of ABAL's cost of sales in 1997. However, as a percentage of sales, cost of goods sold declined to 68.3% in 1997 from 70.1% in 1996. This decrease is primarily attributable to including ABAL's operations and improved manufacturing efficiencies. The product mix in any given period is not indicative of the expected product mix in future periods.

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED MARCH 31, 1997
WITH THE THREE MONTHS ENDED MARCH 31, 1996 - Continued


Selling and administrative expenses increased $2.8 million (31.3%) from 1996, principally due to the ABAL acquisition. As a percentage of sales, selling and administrative expenses declined to 14.7% in 1997 from 15.2% in 1996.

Depreciation expense increased $2.2 million, due to the ABAL acquisition and the expansion of manufacturing capacity.

Interest expense increased $1.7 million in 1997, primarily due to non-recourse debt incurred in Australia to acquire Leigh-Mardon.

Foreign translation losses, net, is a result of the translation of Brazilian local currency financial statements into US dollars.

Other income, net, increased $0.8 million, due to increased interest income and a decrease in other expenses.

Taxes on income (benefit) are calculated using the estimated annual effective income tax rates for each tax jurisdiction and various assumptions such as state and local taxes and utilization of foreign tax credits.

Minority interest represents the ABN-Brazil 22.5% minority interest.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


     Operating cash flows increased $2.2 million, for the first quarter of 1997 as compared to the same period in 1996 (before changes in operating assets and liabilities), primarily as a result of increased earnings and depreciation and amortization. The increase in certain non-cash charges, such as depreciation and amortization is due mainly to the ABAL acquisition and increased capital expenditures.

     There is a $2.4 million increase in operating cash flows from changes in operating assets and liabilities from the prior period, due principally to timing of accounts receivable collections and payments of accounts payable and accrued expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - continued


     Investing activities for the first quarter of 1997 included a $2.5 million deposit on a pending acquisition in Brazil (completed in May 1997) of a leading supplier of personalized financial transaction cards. In addition, capital expenditures were lower than the comparable period.

     Financing activities for first quarter of 1997 included increased debt payments and a dividend payment to the ABN-Brazil minority shareholder. Borrowings in the first quarter of 1997 declined, as compared to the same period in 1996.

     At March 31, 1997, the Company had approximately $11.5 million in cash and cash equivalents and marketable securities and approximately $10.0 million of availability under its Credit Agreement, before reductions for $1.1 million of outstanding letters of credit and $3.7 million of borrowings. In addition, ABAL had approximately $3.4 million available under a line of credit. The Company's long-term debt included $126.5 million of 10 3/8% Senior Notes outstanding, $65.0 million of 11 5/8% Senior Notes outstanding, $68.6 million of non-recourse debt at ABAL and $17.6 million of other debt.

     The Company's Brazilian subsidiary is negotiating a renewal or extension of its current stored-value telephone card contract which expires May 31, 1997.

     Management of the Company believes that cash flows from operations together with cash balances and availability of funds under its and its subsidiaries credit facilities and asset sales, will be sufficient to service debt and fund capital expenditures for the foreseeable future. The Company also believes that it and its subsidiaries possess sufficient unused debt capacity and access to debt and equity markets to pursue additional acquisition opportunities and meet extraordinary working capital needs as they arise.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 "Liquidity and Capital
Resources."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q and in certain documents incorporated by reference herein constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such "forward-looking" statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 which should be considered in connection with a review of this report.


NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", was issued in February 1997 and is effective for interim and annual periods ending after December 15, 1997. This statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share", establishes standards for comparing and presenting earnings per share and will require the restatement of all prior-period earnings per share data. The implementation of SFAS No. 128 will not have a material impact on the Company's earnings per share.

     SFAS No. 129, "Disclosure of Information about Capital Structure", was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129

IMPACT OF INFLATION

     Reference is made to the Company's Form 10-K for the year ended December 31, 1996 "Impact of Inflation."

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
Exhibit
Number

 4.1 Amendment to Credit Agreement dated as of April 14, 1997 among American Bank Note Company and American Bank Note Holographics, Inc., the Company and The Chase Manhattan Bank as Agent and
      Lender.                                             **


27   Article 5 Financial Data Schedule                    **

                                **  Filed electronically herewith

(b)   Report on Form 8-K - None

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BANKNOTE CORPORATION



By: s/ John T. Gorman
  John T. Gorman
  Executive Vice President,
  Chief Financial Officer and
  Chief Accounting Officer
  Date:  May 15, 1997

                           Exhibit Index




List of Exhibits Pursuant to Item 601 of Regulation S-K:
Exhibit


 4.1 Amendment to Credit Agreement dated as of April 14, 1997 among American Bank Note Company and American Bank Note Holographics, Inc., the Company and The Chase Manhattan Bank as Agent and
      Lender.


27   Article 5 Financial Data Schedule