Form 10-Q
period 1997-06-30
AMERICAN BANKNOTE CORP
filed 1997-08-14
CIK 51124

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                               OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________to _________


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

At August 5, 1997 - 20,279,848 shares of common stock were outstanding.

                  AMERICAN BANKNOTE CORPORATION

                            FORM 10-Q

                            I N D E X

                                                             PAGE
                                                              NO.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Unaudited Condensed Consolidated Balance Sheets
      June 30, 1997 and December 31, 1996 . . . . . . . . .      3

   Unaudited Condensed Consolidated Statements of Operations
      For the Six and Three Months Ended June 30, 1997
      and 1996. . . . . . . . . . . . . . . . . . . . . .        4

   Unaudited Condensed Consolidated Statements of Cash Flows
      For the Six Months Ended June 30, 1997 and 1996 . . .      5

   Unaudited Condensed Consolidated Statement of Stockholders'
      Equity For the Six Months Ended June 30, 1997 . . . .      6

   Notes to Unaudited Condensed Consolidated
      Financial Statements. . . . . . . . . . . . . . . . .      7

 Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . .     10

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .     16

 Item 4. Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . .     16

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .     17

PART I - Financial Information
ITEM 1.  Financial Statements
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)
                                                     June     December
                                                   30, 1997   31, 1996
ASSETS                                           (Unaudited)
Current assets
 Cash and cash equivalents . . . . . . . . . .    $  9,886    $ 14,256
 Marketable securities - at market,
   (cost $826 and $1,746). . . . . . . . . . .         993       2,133
 Accounts receivable, net of allowance for
   doubtful accounts of $945 and $981. . . . .      39,530      47,501
 Inventories . . . . . . . . . . . . . . . . .      38,199      35,622
 Deferred income taxes . . . . . . . . . . . .       4,756       4,261
 Prepaid expenses and other. . . . . . . . . .      13,105       9,362
      Total current assets . . . . . . . . . .     106,469     113,135

Property, plant and equipment, at cost,
 net of accumulated depreciation and
 amortization of $104,170 and $96,385  . . . .     249,109     253,987

Other assets . . . . . . . . . . . . . . . . .      27,603     27,974

Excess of cost of investment in subsidiaries
 over net assets acquired, net of accumulated
 amortization of $7,288 and $5,662 . . . . . .      88,156      85,282
                                                  $471,337    $480,378
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Revolving credit. . . . . . . . . . . . . . .    $  5,049    $  3,103
 Current portion of long-term debt . . . . . .      16,621      14,450
 Accounts payable and accrued expenses . . . .      55,550      60,049
      Total current liabilities. . . . . . . .      77,220      77,602

Long-term debt . . . . . . . . . . . . . . . .     255,611     263,548
Other liabilities. . . . . . . . . . . . . . .      26,493      24,706
Deferred income taxes  . . . . . . . . . . . .      43,345      47,456
Minority interest. . . . . . . . . . . . . . .      20,451      20,789
                                                   423,120     434,101
Commitments and Contingencies

Stockholders' equity
 Preferred Stock, authorized 5,000,000 shares,
   no shares issued or outstanding . . . . . .
 Common Stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   20,279,848 shares and 20,137,880 shares . .         203         202
 Capital surplus . . . . . . . . . . . . . . .      69,298      68,609
 Retained-earnings (deficit) . . . . . . . . .     (19,106)    (21,362)
 Treasury stock, at cost (281,000 shares)  . .      (1,253)     (1,253)
 Cumulative currency translation adjustment  .        (925)         81
      Total stockholders' equity . . . . . . .      48,217      46,277
                                                  $471,337    $480,378

See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)



                                      Six Months Ended     Three Months Ended
                                           June 30              June 30
                                        1997     1996       1997       1996


Sales. . . . . . . . . . . . . . . . $160,264  $130,681    $79,168   $70,764

Costs and expenses:
 Cost of goods sold. . . . . . . . .  107,828    88,570     52,457    46,566
 Selling and administrative  . . . .   22,919    19,228     10,994    10,148
 Depreciation and amortization . . .   11,453     8,697      5,706     5,156
                                      142,200   116,495     69.157    61,870

                                       18,064    14,186     10,011     8,894
Other (expense) income:
 Interest expense. . . . . . . . . .  (15,902)  (12,641)    (8,130)   (6,573)
 Foreign translation losses, net . .     (107)     (136)       (26)      (82)
 Other, net. . . . . . . . . . . . .    1,659       380      1,061       569
                                      (14,350)  (12,397)    (7,095)   (6,086)
Income before taxes on income
 and minority interest . . . . . . .    3,714     1,789      2,916     2,808

Taxes on income (benefit). . . . . .     (436)     (501)      (269)      364

 Income before minority interest . .    4,150     2,290      3,185     2,444

Minority interest. . . . . . . . . .    1,894     1,727      1,046     1,079

 Net Income . . .  . . . . . . . . . $  2,256   $   563    $ 2,139   $ 1,365

Weighted average number of common
 and common equivalent shares
 outstanding . . . . . . . . . . . .   21,050    20,000     21,130    20,210

 Net income per share. . . . . . . . $    .11   $   .03   $    .10   $   .07





See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
                                                    Six Months Ended
                                                        June 30
                                                   1997        1996
Operating Activities:
  Net cash from operations, after adjustments
   to reconcile income to net cash provided by
   operating activities. . . . . . . . . . .      $12,738    $  9,693
   Marketable securities . . . . . . . . . .        1,175        (650)
   Accounts receivables. . . . . . . . . . .        7,333     (10,834)
   Inventories . . . . . . . . . . . . . . .       (3,140)      1,426
   Prepaid and other assets. . . . . . . . .       (3,666)       (535)
   Accounts payable and accrued expenses . .       (8,667)     (3,809)
   Other . . . . . . . . . . . . . . . . . .       (1,336)     (3,136)
  Net cash provided by (used in)
    operating activities . . . . . . . . . .        4,437      (7,845)

Investing Activities:
  Acquisitions . . . . . . . . . . . . . . .       (2,520)      1,789
  Capital expenditures . . . . . . . . . . .       (4,117)    (10,964)
  Net cash used in investing activities. . .       (6,637)     (9,175)

Financing Activities:
  Borrowings . . . . . . . . . . . . . . . .        6,191       7,349
  Revolving credit borrowings. . . . . . . .        1,946       1,920
  Dividend to minority shareholder . . . . .       (2,533)       (685)
  Payment of long-term debt. . . . . . . . .       (7,854)          -
  Net cash provided by or (used in)
    financing activities . . . . . . . . . .       (2,250)      8,584

Effect of foreign currency exchange rate
  changes on cash and cash equivalents . . .           80         (67)


Decrease in cash and cash equivalents. . . .       (4,370)     (8,503)

Cash and cash equivalents
   beginning of period . . . . . . . . . . .       14,256      23,525

Cash and cash equivalents
   end of period . . . . . . . . . . . . . .      $ 9,886     $15,022


Supplemental cash payments:
  Taxes. . . . . . . . . . . . . . . . . . .      $ 3,400     $ 4,300
  Interest . . . . . . . . . . . . . . . . .      $14,200     $11,200


See notes to condensed consolidated financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED SIX MONTHS ENDED JUNE 30, 1997
(Amounts in thousands)

[CAPTION]

                                                                      Cumulative
                                                Retained              Currency
                    Common Stock     Capital    Earnings   Treasury   Transl.     Total
                    Shares Amount    Surplus   (Deficit)   Stock      Adjust.     Equity
Balance -
January 1, 1997     20,138   $202    $68,609   $(21,362)   $(1,253)      $ 81     $46,277

Issuances in
  connection
  with option and
  compensation
  plans                141      1        689                                          690

Foreign
  currency
  translation
  adjustment
  for period                                                           (1,006)     (1,006)

Net income                                        2,256                             2,256

Balance -
June 30, 1997       20,279   $203    $69,298   $(19,106)   $(1,253)    $ (925)    $48,217













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

Primary and fully-diluted income per share are the same.

Note B - Inventories
                                               June     December
                                             30, 1997   31, 1996
                                                (in thousands)

   Finished goods. . . . . . . . . . . . .    $ 5,139    $ 6,288
   Work in process . . . . . . . . . . . .     17,319     14,905
   Raw materials and supplies. . . . . . .     15,741     14,429
                                              $38,199    $35,622

Note C - Commitments and Contingencies

The Company is involved in various litigation, reference is made to "Part II - Other Information, Item 1. Legal Proceedings"

In June 1997, the Company entered into agreements to acquire, through an unrestricted subsidiary, several small printing companies for shares of the Company's Common Stock and cash for an aggregate purchase price of approximately $11 million. The cash portion of the acquisition is expected to be financed by non-recourse borrowings.

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note D - Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", was issued in February 1997 and is effective for interim and annual periods ending after December 15, 1997. SFAS No. 128, establishes standards for comparing and presenting earnings per share and will require the restatement of all prior-period earnings-per-share data. The implementation of SFAS No. 128 will not have a material impact on the Company's earnings per share. SFAS No. 129, "Disclosure of Information about Capital Structure", was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS
No. 129

Note E - Subsequent Events

On July 24, 1997, the Company sold in a private placement $5 million principal amount of a Zero Coupon Subordinated Convertible Debenture, due August 2, 2002 (the "Security") plus warrants, the proceeds of which may be used in connection with operating expenses, general corporate purposes and acquisitions. At maturity, the outstanding Security is automatically converted into Common Stock resulting in the Security being treated as a component of stockholders' equity, which will increase from approximately $48 million to $53 million. Interest will accrete at 6% per annum on the Security.

Holders may convert the Security, from time to time, at 100% of the average of the two consecutive trading days' closing prices yielding the lowest average price during 25 trading days prior to conversion or $6.00, whichever is lower, except during the 25 days following issuance when the conversion price is $4.5625 (the closing price on the date of issuance). The Security may be redeemed in cash at the election of the Company in lieu of issuing shares of Common Stock if the closing price is below $3.50 per share and, beginning 90 days after the effectiveness of registration of the Common Stock, at any time the closing price during 10 consecutive days is greater than $6.50 per share. Redemption prices vary depending on the type of redemption transaction from the closing price on the date of conversion (or an average of 5 days prices) multiplied by the number

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note E - Subsequent Events - Continued

of shares that would have been issued upon conversion to 110% of the principal amount called for redemption. No more than 20% of the Security may be converted during the first 90-day period and each successive 60-day period until the 210th day, and 20% each 90 days thereafter following closing unless the closing price exceeds $6.50 or is greater than 115% of the prior day's closing price, whereupon full conversion is permitted on that day.

In connection with the Security, the Company issued 140,000 two-year warrants exercisable at $5.70 (125% above the closing price on the date of issuance), and 75,000 three-year warrants at $6.4125, (140% above the closing price on the date of issuance) and the value of the warrants will be accreted over the 5-year term of the Security. If the Company redeems the Security, additional warrants for 21 shares for each $1,000 redeemed are issuable with an exercise price equal to the closing price. The Security is subordinated to all existing or future bank, institutional, financial transaction or acquisition indebtedness.

The Company has agreed to seek registration for re-sale of the Common Stock into which the Security is convertible within 120 days of closing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

On June 3, 1996, the Company acquired a 55% equity interest in ABN Australasia Limited ("ABAL"), and as of October 1, 1996, acquired the remaining 45% equity interest. The acquisition of ABAL, also known as Leigh-Mardon, was accounted for as a purchase transaction and its operations have been included in the consolidated operations since the acquisition dates. The acquisition had a significant impact on the operations of the Company beginning in the third quarter of 1996.

COMPARISON OF RESULTS OF THE SIX MONTHS ENDED JUNE 30, 1997
WITH THE SIX MONTHS ENDED JUNE 30, 1996

The Company operates in a single industry, secured products and systems, with three principal product lines. The following table presents these product lines for the six-month periods ended
June 30:
                                         1997           1996
                                             (in millions)
                                        $      %        $      %

Transaction Cards & Systems . . . .   55.5   34.6     48.4   37.0
Printing Services
  & Document Management . . . . . .   26.7   16.7     25.5   19.5
Security Printing Solutions . . . .   78.1   48.7     56.8   43.5
                                     160.3  100.0    130.7  100.0

Sales increased by $29.6 million or 22.6% from 1996. Sales of Transaction Cards & Systems increased $7.1 million or 14.7%, sales of Printing Services & Document Management increased $1.2 million or 4.7%, and sales of Security Printing Solutions increased $21.3 million or 37.5%. The increase in sales is principally due to the inclusion of ABAL's sales in 1997. Sales by foreign subsidiaries represented 71.8% of consolidated sales in 1997 as compared to 65.6% in 1996, primarily due to the ABAL acquisition discussed above.

Cost of goods sold increased $19.3 million or 21.7%, principally due to the inclusion of ABAL's cost of sales in 1997. However, as a percentage of sales, cost of goods sold declined to 67.3% in 1997 from 67.8% in 1996. This decrease is primarily attributable to product mix. The product mix in any given period is not indicative of the expected product mix in future periods.

COMPARISON OF RESULTS OF THE SIX MONTHS ENDED JUNE 30, 1997
WITH THE SIX MONTHS ENDED JUNE 30, 1996 - Continued

Selling and administrative expenses increased $3.7 million (19.2%) from 1996, principally due to the ABAL acquisition. As a percentage of sales, selling and administrative expenses were 14.3% in 1997 as compared to 14.7% in 1996.

Depreciation expense increased $2.8 million, due to the ABAL acquisition and the expansion of manufacturing capacity.

Interest expense increased $3.3 million in 1997, primarily due to non-recourse debt incurred in Australia to acquire ABAL and debt in Brazil to fund increased manufacturing capacity.

Foreign translation losses, net, are a result of the translation of Brazilian local currency financial statements into US dollars.

Other income, net, increased $1.3 million, due to increased interest income and a decrease in other expenses.

The cumulative tax provision is calculated using an estimated annual effective income tax rate at the end of each reporting period. The rate is reviewed and adjusted periodically to reflect changes in estimates by tax jurisdictions in regulations, rates, deductibility of expenses, utilization of tax credits, potential tax exposures, and state and local taxes. Reductions in liabilities for taxes no longer required considerably impacted the estimated annual effective income tax rate.

Minority interest is principally the 22.5% minority interest in ABN-Brazil.

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED JUNE 30, 1997
WITH THE THREE MONTHS ENDED JUNE 30, 1996

The following table presents the three product lines for the three-month periods ended June 30:
                                         1997           1996
                                             (in millions)
                                        $      %        $      %

Transaction Cards & Systems . . . .   28.9   36.5     28.4   40.1
Printing Services
  & Document Management . . . . . .   11.5   14.5     12.5   17.7
Security Printing Solutions . . . .   38.8   49.0     29.9   42.2
                                      79.2  100.0     70.8  100.0

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED JUNE 30, 1997
WITH THE THREE MONTHS ENDED JUNE 30, 1996 - Continued

Sales increased by $8.4 million or 11.9% from 1996. The overall increase is mainly due to the inclusion of ABAL's sales in 1997. The modest increase in Transaction Cards & Systems sales reflects the decreased deliveries of stored-value telephone cards in Brazil from the prior period.

Cost of goods sold increased $5.9 million or 12.7%, principally due to the inclusion of ABAL's cost of sales in 1997. As a percentage of sales, cost of goods sold increased to 66.3% in 1997 from 65.8% in 1996. This increase is primarily attributable to higher fixed costs incurred in Brazil for future manufacturing capacity offset in part by product mix. The product mix in any given period is not indicative of the expected product mix in future periods.

Selling and administrative expenses increased $0.8 million (8.3%) from 1996, principally due to the ABAL acquisition. As a percentage of sales, selling and administrative expenses were 13.9% in 1997 as compared to 14.3% in 1996.

Depreciation expense increased $0.6 million, due to the ABAL acquisition and the expansion of manufacturing capacity.

Interest expense increased $1.6 million in 1997, primarily due to non-recourse debt incurred in Australia to acquire ABAL and debt in Brazil to fund increased manufacturing capacity.

Foreign translation losses, net, are a result of the translation of Brazilian local currency financial statements into US dollars.

Other income, net, increased $0.5 million, due to increased interest income and a decrease in other expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows increased $3.0 million for the six months of 1997 as compared to the same period in 1996 (before changes in operating assets and liabilities) primarily as a result of increased earnings and higher depreciation and amortization. The increase in certain non-cash charges, such as depreciation and amortization, is due mainly to the ABAL acquisition and increased capital expenditures.

There is a $9.2 million increase in operating cash flows from changes in operating assets and liabilities from the prior period. However, the unfavorable changes in operating assets and liabilities in 1996 included approximately $9.0 million as a result of the ABAL acquisition. Other changes are principally due to the timing of accounts receivable collections and payments of accounts payable and accrued expenses.

Investing activities for 1997 included $2.5 million for an acquisition in Brazil of a leading supplier of personalized financial transaction cards. The acquisition did not have a significant effect on the Company's results of operations for the second quarter. The higher level of capital expenditures in 1996 reflected the expansion of manufacturing capacity in Brazil.

Financing activities for the first six months of 1997 included increased debt payments, reduced borrowings and an increased dividend payment to ABN-Brazil's minority shareholder.

At June 30, 1997, the Company had approximately $10.9 million in cash and cash equivalents and marketable securities and approximately $12.1 million of availability under its Credit Agreement before reductions for $0.4 million of outstanding letters of credit and $5.0 million of borrowings. In addition, ABAL had approximately $3.3 million available under a line of credit. The Company's long-term debt included $126.5 million of 10 3/8% Senior Notes outstanding, $65.0 million of 11 5/8% Senior Notes outstanding, $60.6 million of non-recourse debt at ABAL, $11.2 million of borrowings in Brazil and $9.8 million of other debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - continued

The Company's Brazilian subsidiary received an extension of its current stored-value telephone card contract to November 1997. During the extension period, a proposal will be submitted for a two-year supply contract beginning December 1, 1997.

Management of the Company believes that cash flows from operations together with cash balances and availability of funds under its and its subsidiaries credit facilities and asset sales will be sufficient to service debt and fund capital expenditures for the foreseeable future. The Company also believes that it and its subsidiaries possess sufficient unused debt capacity and access to debt and equity markets to pursue additional acquisition opportunities and meet extraordinary working capital needs as they arise. See Note E of Notes to Condensed Consolidated Financial Statements.

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 "Liquidity and Capital Resources."

IMPACT OF INFLATION

Reference is made to the Company's Form 10-K for the year ended
December 31, 1996 "Impact of Inflation."

Currently, as a result of hyper-inflation in Brazil in prior years, gains and losses for ABN-Brazil resulting from foreign currency translation and transactions are determined using a combination of current and historical rates. The inflation rates in Brazil have declined substantially in recent years. As a result, the method of translating ABN-Brazil's financial statements may be changed to the method used to translate ABAL's financial statements. ABAL's results of operations are translated into US dollars using average exchange rates during the period, while assets and liabilities are translated using current rates. Resulting translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in earnings. The change in the method of translating ABN-Brazil's balance sheet is not anticipated to have a material impact on the consolidated balance sheet.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has reached a settlement in Vladimir v. United States Banknote Corporation, et al., the class action pending in the United States District Court for the Southern District of New York, pursuant to a Stipulation of Class Action Settlement executed on June 17, 1997. On July 2, 1997, the Court approved a preliminary order providing for mailing of notice and proof of claims to class members and scheduling a hearing on September 26, 1997 to consider the fairness, reasonableness and adequacy of the proposed settlement.

Pursuant to the settlement terms, insurers for the Company have deposited into escrow $3.7 million towards the $4.2 million settlement amount. The settlement terms provide that the Company shall deposit into escrow by December 1, 1997 an additional $500,000, plus interest from July 1, 1997, or $800,000 thereafter.

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As a result of a vote of stockholders at the Annual Meeting of Stockholders held on June 11, 1997, it was resolved that:

     1. The Directors nominated for election were elected with the votes cast as follows:

     Nominee                   Votes In Favor    Votes Withheld
     Bette B. Anderson           16,274,071          706,295
     Dr. Oscar Arias S.          16,274,473          705,893
     C. Gerald Goldsmith         16,274,399          705,967
     Ira J. Hechler              16,275,122          705,244
     David S. Rowe-Beddoe        16,274,473          705,893
     Alfred Teo                  16,275,273          705,093
     Morris Weissman             16,272,856          707,510

     2. The proposal to approve the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1997 was approved by a vote of 16,885,847 in favor, 27,847 against and 66,052 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
Exhibit
Number

 2.1  Zero Coupon Convertible Subordinated Debenture dated
      July 24, 1997 in the principal amount of $5 million    **

 4.1 Amendment to Credit Agreement dated as of July 1, 1997 among American Bank Note Company and American Bank Note Holographics, Inc., the Company and The Chase Manhattan Bank as Agent and
      Lender.     **

 27   Article 5 Financial Data Schedule     **

  **  Filed electronically herewith

(b)   Report on Form 8-K - None


                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BANKNOTE CORPORATION



By: s/ John T. Gorman
   John T. Gorman
   Executive Vice President,
   Chief Financial Officer and
   Chief Accounting Officer
   Date: August 14, 1997

                           Exhibit Index




List of Exhibits Pursuant to Item 601 of Regulation S-K:
Exhibit

 2.1  Zero Coupon Convertible Subordinated Debenture dated
      July 24, 1997 in the principal amount of $5 million    **

 4.1 Amendment to Credit Agreement dated as of July 1, 1997 among American Bank Note Company and American Bank Note Holographics, Inc., the Company and The Chase Manhattan Bank as Agent and
      Lender


 27   Article 5 Financial Data Schedule