Form 10-Q
period 1997-09-30
AMERICAN BANKNOTE CORP
filed 1997-11-14
CIK 51124

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

At November 10, 1997 - 20,853,717 shares of common stock were outstanding.

                  AMERICAN BANKNOTE CORPORATION

                            FORM 10-Q

                            I N D E X

                                                             PAGE
                                                              NO.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Unaudited Condensed Consolidated Balance Sheets
      September 30, 1997 and December 31, 1996 . . .. . . .      3

   Unaudited Condensed Consolidated Statements of Operations
      For the Nine and Three Months Ended September 30, 1997
      and 1996. . . . . . . . . . . . . . . . . . . . . . .      4

   Unaudited Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended September, 1997 and 1996 . .     5

   Unaudited Condensed Consolidated Statement of Stockholders'
      Equity For the Nine Months Ended September 30, 1997 . .    6

   Notes to Unaudited Condensed Consolidated
      Financial Statements. . . . . . . . . . . . . . . . .      7

 Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . .     10

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .     18

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .     19

PART I - Financial Information
ITEM 1.  Financial Statements
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

                                                            September    December
                                                            30, 1997     31, 1996
ASSETS                                                     (Unaudited)
Current assets
 Cash and cash equivalents . . . . . . . . . . . . .        $  3,611    $  14,256
 Marketable securities - at market,
   (cost $1,746 in 1996) . . . . . . . . . . . . . .                        2,133
 Accounts receivable, net of allowance for
   doubtful accounts of $767 and $981. . . . . . . .          56,640       47,501
 Inventories . . . . . . . . . . . . . . . . . . . .          41,130       35,622
 Deferred income taxes . . . . . . . . . . . . . . .           4,616        4,261
 Prepaid expenses and other. . . . . . . . . . . . .          16,161        9,362
      Total current assets . . . . . . . . . . . . .         122,158      113,135
Property, plant and equipment, at cost,
 net of accumulated depreciation and
 amortization of $112,020 and $96,385. . . . . . . .         250,326      253,987
Other assets . . . . . . . . . . . . . . . . . . . .          24,815       27,974
Excess of cost of investment in subsidiaries
 over net assets acquired, net of accumulated
 amortization of $8,156 and $5,662 . . . . . . . . .          93,846       85,282
                                                            $491,145     $480,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Revolving credit. . . . . . . . . . . . . . . . . .        $  3,191     $  3,103
 Current portion of long-term debt . . . . . . . . .          17,797       14,450
 Accounts payable and accrued expenses . . . . . . .          63,922       60,049
      Total current liabilities. . . . . . . . . . .          84,910       77,602
Long-term debt . . . . . . . . . . . . . . . . . . .         260,779      263,548
Other liabilities. . . . . . . . . . . . . . . . . .          25,623       24,706
Deferred income taxes  . . . . . . . . . . . . . . .          42,372       47,456
Minority interest. . . . . . . . . . . . . . . . . .          20,353       20,789
                                                             434,037      434,101
Commitments and Contingencies

Stockholders' equity
 Preferred Stock, authorized 5,000,000 shares,
   no shares issued or outstanding . . . . . . . . .
 Zero Coupon Convertible Subordinated Debenture. . .           3,620
 Common Stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   21,134,717 shares and 20,137,880 shares . . . . .             211          202
 Capital surplus . . . . . . . . . . . . . . . . . .          73,173       68,609
 Retained-earnings (deficit) . . . . . . . . . . . .         (16,739)     (21,362)
 Treasury stock, at cost (281,000 shares)  . . . . .          (1,253)      (1,253)
 Cumulative currency translation adjustment  . . . .          (1,904)          81
      Total stockholders' equity . . . . . . . . . .          57,108       46,277
                                                            $491,145     $480,378

See notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)

                                           Nine Months Ended    Three Months Ended
                                             September 30          September 30
                                             1997     1996        1997      1996

Sales. . . . . . . . . . . . . . .  .      $248,416 $217,560     $88,152   $86,879

Costs and expenses:
 Cost of goods sold. . . . . . . . .        166,263  142,793      58,435    54,223
 Selling and administrative  . . . .         34,881   33,327      11,962    14,099
 Depreciation and amortization . . .         17,799   14,731       6,346     6,034
                                            218,943  190,851      76,743    74,356

                                             29,473   26,709      11,409    12,523
Other (expense) income:
 Interest expense. . . . . . . . . .        (24,353) (20,124)     (8,451)   (7,483)
 Foreign translation losses, net . .           (122)    (201)        (15)      (65)
 Other, net. . . . . . . . . . . . .          2,519      711         860       331
                                            (21,956) (19,614)     (7,606)   (7,217)
Income before taxes on income
 and minority interest . . . . . . .          7,517    7,095       3,803     5,306

Taxes on income. . . . . . . . . . .            371      877         807     1,378

 Income before minority interest . .          7,146    6,218       2,996     3,928

Minority interest. . . . . . . . . .         (2,458)  (3,427)       (564)    1,700

 Net Income . . .  . . . . . . . . .       $  4,688  $ 2,791     $ 2,432   $ 2,228

Weighted average number of common
 and common equivalent shares
 outstanding . . . . . . . . . . . .         21,430   20,300      21,720    20,420

 Net income per share. . . . . . . .       $    .22  $   .14    $    .11   $   .11




See notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                             Nine Months Ended
                                                                September 30
                                                             1997        1996
Operating Activities:
  Net cash from operations, after adjustments
   to reconcile income to net cash provided
   operating activities. . . . . . . . . . . . . . .        $21,829    $ 17,850
   Marketable securities . . . . . . . . . . . . . .          2,077        (718)
   Accounts receivables. . . . . . . . . . . . . . .         (3,075)     (9,774)
   Inventories . . . . . . . . . . . . . . . . . . .         (7,021)     (7,032)
   Prepaid and other assets. . . . . . . . . . . . .         (5,757)        325
   Accounts payable and accrued expenses . . . . . .         (5,198)      5,611
   Other . . . . . . . . . . . . . . . . . . . . . .           (975)     (6,677)
  Net cash provided by (used in)
    operating activities . . . . . . . . . . . . . .          1,880        (415)

Investing Activities:
  Acquisitions . . . . . . . . . . . . . . . . . . .         (5,546)      1,789
  Capital expenditures . . . . . . . . . . . . . . .         (7,491)    (16,775)
  Net cash used in investing activities. . . . . . .        (13,037)    (14,986)

Financing Activities:
  Borrowings . . . . . . . . . . . . . . . . . . . .          6,280       8,178
  Zero Coupon Convertible Subordinated Debenture . .          4,700
  Revolving credit borrowings. . . . . . . . . . . .             88         854
  Dividend to minority shareholder . . . . . . . . .         (2,587)     (1,623)
  Proceeds from exercise of options and warrants . .            626
  Payment of long-term debt. . . . . . . . . . . . .         (8,813)        (25)
  Net cash (used in) or provided by
    financing activities . . . . . . . . . . . . . .            294       7,384

Effect of foreign currency exchange rate
  changes on cash and cash equivalents . . . . . . .            218         (51)


Decrease in cash and cash equivalents. . . . . . . .        (10,645)     (8,068)

Cash and cash equivalents beginning of period. . . .         14,256      23,525

Cash and cash equivalents end of period. . . . . . .        $ 3,611     $15,457


Supplemental cash payments:
  Taxes. . . . . . . . . . . . . . . . . . . . . . .        $ 3,400     $ 7,000
  Interest . . . . . . . . . . . . . . . . . . . . .        $14,200     $15,600
<?Table>

See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 1997
(Amounts in thousands)


                                 Zero Coupon                                   Cumulative
                                 Convertible              Retained              Currency
                  Common Stock   Subordinated   Capital   Earnings   Treasury    Transl.   Total
                  Shares Amount   Debenture     Surplus   (Deficit)   Stock      Adjust.   Equity

Balance-January
  1, 1997         20,138   $202                 $68,609   $(21,362)   $(1,253)   $   81   $46,277

Issuances in
  connection with:
  Options, warrants
   and compensation
   plans             349      3                   1,291                                     1,294
  Sati Group
    acquisition      423      4                   2,130                                     2,134

Sale of
  convertible
  debenture and
  warrants net of
  expenses                             $4,455       245                                     4,700

Imputed interest
  on debenture                             65                  (65)

Conversion of
  debenture          225       2         (900)      898

Foreign
  currency
  translation
  adjustment
  for period                                                                     (1,985)   (1,985)

Net income                                                   4,688                          4,688

Balance-September
 30, 1997        21,135    $211       $3,620    $73,173   $(16,739)   $(1,253)  $(1,904)  $57,108




See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented and are not necessarily indicative of the results which may be expected for a full year.

Primary and fully-diluted income per share are the same and have been computed after deducting from net income the imputed interest attributable to the Zero Coupon Convertible Subordinated Debenture.


Note B - Acquisition of the Sati Group

In August 1997, the Company acquired in France, the Sati Group's check personalization, electronic printing and document management business. Sales of the Sati Group for the seven months ended July 31, 1997 and for the year ended December 31, 1996 were approximately $11.7 million and $22.2 million, respectively. The results of the Sati Group from August 1, 1997 are reported within the Company's Printing Services & Document Management product line. The acquisition purchase price of $11.2 million was financed with approximately $9.1 million of non-recourse term loans in France through the issuance of and approximately 423,000 shares of the Company's Common Stock. The acquisition was accounted for by the purchase method of accounting.
The purchase price was allocated on a preliminary basis before final purchase accounting adjustments as follows: assets acquired $13.2 million; liabilities assumed $7.8 million; and excess cost of investment in subsidiaries over net assets acquired $5.8 million. The Company has agreed to file a registration statement under the Securities Act within 90 days following the acquisition date to register the shares of Common Stock for resale.

Note C - Zero Coupon Convertible Subordinated Debenture

On July 24, 1997, the Company sold in a private placement $5 million principal amount of a Zero Coupon Subordinated Convertible Debenture, due August 2, 2002 (the "Security") plus warrants. At maturity, the outstanding Security is automatically converted into Common Stock

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -


Note C - Zero Coupon Convertible Subordinated Debenture - continued

resulting in the Security being treated as a component of stockholders' equity. In September 1997, $1.0 million principal amount of the Security was converted into 224,688 shares of Common Stock. Interest accretes at 6% per annum on the Security.

Holders may convert the Security, from time to time, at 100% of the average of the two consecutive trading days' closing prices yielding the lowest average price during 25 trading days prior to conversion or $6.00, whichever is lower, except during the 25 days following issuance when the conversion price is $4.5625 (the closing price on the date of issuance). The Security may be redeemed in cash at the election of the Company in lieu of issuing shares of Common Stock if the closing price is below $3.50 per share and, at any time the closing price during 10 consecutive days is greater than $6.50 per share. Redemption prices vary depending on the type of redemption transaction from the closing price on the date of conversion (or an average of 5 days prices) multiplied by the number of shares that would have been issued upon conversion to 110% of the principal amount called for redemption. No more than 20% of the Security may be converted during the first 90-day period and each successive 60-day period until the 210th day, and 20% each 90 days thereafter following closing unless the closing price exceeds $6.50 or is greater than 115% of the prior day's closing price, whereupon full conversion is permitted on that day.

In connection with the Security, the Company issued 140,000 two-year warrants exercisable at $5.70 (125% above the closing price on the date of issuance) and 75,000 three-year warrants at $6.4125, (140% above the closing price on the date of issuance), and the value of the warrants ($245,000) will be accreted over the 5-year term of the Security. If the Company redeems the Security, additional warrants for 21 shares for each $1,000 redeemed are issuable with an exercise price equal to the closing price. The Security is subordinated to all existing or future bank, institutional, financial transaction or acquisition indebtedness.

Note D - Inventories
                                             September  December
                                             30, 1997   31, 1996
                                                (in thousands)
   Finished goods. . . . . . . . . . . . .    $ 3,984    $ 6,288
   Work in process . . . . . . . . . . . .     17,766     14,905
   Raw materials and supplies. . . . . . .     19,380     14,429
                                              $41,130    $35,622

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

Note F - Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", was issued in February 1997 and is effective for interim and annual periods ending after December 15, 1997. SFAS No. 128, establishes standards for comparing and presenting earnings per share and will require the restatement of all prior-period earnings-per-share data. The implementation of SFAS No. 128 will not have a material impact on the Company's earnings per share. SFAS No. 129, "Disclosure of Information about Capital Structure", was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS
No. 129.

In June 1997, SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information," was issued which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive informative about a company's operating segments. The Company does not currently anticipate that the adoption of SFAS No. 131 will result in expanded disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

On June 3, 1996, the Company acquired a 55% equity interest in ABN Australasia Limited ("ABAL"), and as of October 1, 1996, acquired the remaining 45% equity interest. The acquisition of ABAL, also known as Leigh-Mardon ("LM"), was accounted for as a purchase transaction and its operations have been included in the consolidated operations since the acquisition dates. The acquisition had a significant impact on the operations of the Company beginning in the third quarter of 1996. In August 1997, the Company acquired the Sati Group's check personalization, electronic printing and document management business and accounted for the acquisition as a purchase transaction and consolidated its operations since August 1, 1997. The operations of the Sati Group in France did not have a significant effect on the results of operations in 1997.

COMPARISON OF RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company operates in a single industry, secured products and systems, with three principal product lines. The following table presents these product lines for the nine-month periods ended September 30:
                                         1997           1996
                                             (in millions)
                                        $      %        $      %

Transaction Cards & Systems . . . .   83.3   33.5     84.1   38.7
Printing Services
  & Document Management . . . . . .   43.6   17.6     36.0   16.5
Security Printing Solutions . . . .  121.5   48.9     97.5   44.8
                                     248.4  100.0    217.6  100.0

Sales increased by $30.8 million or 14.2% from the 1996 period.
Transaction Cards & Systems ("TCS") sales decreased $0.8 million or
1.0%, Printing Services & Document Management ("PSDM") sales increased
$7.6 million or 21.1% and Security Printing Solutions ("SPS") sales increased $24.0 million or 24.6%. The net increase in sales is due primarily to the inclusion of LM's sales for the entire 1997 period and the Sati Group sales in 1997, aggregating $41.8 million. This increase in sales was partially offset by reduced TCS sales of stored-value telephone cards ($20.9 million). Sales by foreign subsidiaries represented 70.7% of the Company's consolidated sales in the 1997 period as compared to 67.8% in the 1996 period, primarily due to the acquisitions discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - continued

Cost of goods sold increased $23.5 million or 16.4%, primarily due to the inclusion of LM's cost of sales for the entire 1997 period. As a percentage of sales, cost of goods sold was 66.9% in the 1997 period as compared to 65.6% in the 1996 period. This increase is primarily attributable to additional fixed costs associated with the expanded manufacturing capacity in Brazil. Cost of goods sold can be impacted by the mix of product sold. The product mix in any given period is not indicative of the expected product mix in future periods.

Selling and administrative expenses increased $1.6 million (4.7%) from 1996, primarily due to the LM acquisition. As a percentage of sales, selling and administrative expenses were 14.0% in the 1997 period as compared to 15.3% in the 1996 period.

Depreciation expense increased $3.1 million, primarily due to the LM acquisition and the expansion of manufacturing capacity.

Interest expense increased $4.2 million in the 1997 period, primarily due to debt incurred in Australia and New Zealand to acquire LM and debt in Brazil to fund increased manufacturing capacity.

Foreign translation losses, net, are a result of the translation of Brazilian local currency financial statements into US dollars.

Other income, net, increased $1.8 million, primarily due to gains on marketable securities, increased interest income and a decrease in other expenses.

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

Minority interest in 1997 and 1996 represents the 22.5% minority interest in ABNB, and in 1996 also included a 45% minority interest in LM.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - continued

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

The following table presents the three product lines for the three-month periods ended September 30:
                                         1997           1996
                                             (in millions)
                                        $      %        $      %

Transaction Cards & Systems . . . .   27.9   31.6     35.7   41.1
Printing Services
  & Document Management . . . . . .   17.0   19.3     10.5   12.1
Security Printing Solutions . . . .   43.3   49.1     40.7   46.8
                                      88.2  100.0     86.9  100.0

Sales increased by $1.3 million or 1.5% from the 1996 period. TCS sales decreased $7.8 million or 21.9%, PSDM sales increased $6.5 million or 61.9%, and SPS sales increased $2.6 million or 6.4%. The Sati Group sales for the quarter in 1997 was approximately $3.5 million. The net decrease in TCS sales was principally due to reduced sales of stored-value telephone cards ($12.3 million).

Cost of goods sold increased $4.2 million or 7.8%. As a percentage of sales, cost of goods was 66.3% in 1997 as compared to 62.4% in the 1996 period. This increase is primarily attributable to additional fixed costs associated with the expanded manufacturing capacity in Brazil. Cost of goods sold can be impacted by the mix of product sold. The product mix in any given period is not indicative of the expected product mix in future periods.

Selling and administrative expenses decreased $2.1 million (15.2%) from 1996. The decrease was primarily due to decreases in commissions, compensation and other cost reductions. As a percentage of sales selling and administrative expenses were 13.6% in 1997, as compared to 16.2% in 1996.

Depreciation expense increased $0.3 million, primarily due to the expansion of manufacturing capacity.

Interest expense increased $1.0 million in 1997, primarily due to debt in Brazil to fund increased manufacturing capacity.

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

Minority interest in 1997 and 1996 represents the 22.5% minority interest in ABNB, and in 1996 also included a 45% minority interest in LM.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows increased $4.0 million for the nine months ended September 30, 1997 as compared to the same period in 1996 (before changes in operating assets and liabilities) primarily as a result of increased earnings and higher depreciation and amortization partially offset by reduced non-cash minority interest charges. The increase in certain non-cash charges, such as depreciation and amortization, is due mainly to the LM and Sati Group acquisitions and increased capital expenditures in the prior year.

Operating assets and liabilities also affected cash flows. The net decrease in operating cash flows from such changes of $1.7 million, in the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to the timing of accounts receivable collections and payments of accounts payable and accrued expenses.

Investing activities for the nine months ended September 30, 1997 included $5.5 million primarily for an acquisition in Brazil of the leading manufacturer of personalized financial transaction cards. The acquisition did not have a significant effect on the Company's results of operations. The reduced level of capital expenditures in the 1997 period reflected the completion of the expansion of manufacturing capacity in Brazil.

Financing activities for the nine months ended September 30, 1997 included the issuance of a Zero Coupon Convertible Subordinated Debenture, exercise of warrants and stock options, increased debt payments, reduced borrowings and an increased dividend payment to ABNB's minority shareholder.

At September 30, 1997, the Company had approximately $3.6 million in cash and cash equivalents and marketable securities. The Company's subsidiaries, ABN and ABNH, are parties to a three-year, $20.0 million revolving credit facility for general working capital and letters of credit. At September 30, 1997, the Company has approximately $13.3 million of availability under its Credit Facility before reductions for $3.6 million of outstanding letters of credit and $3.2 million of borrowings. In November 1997, the Credit Agreement was amended through May 1998, to increase the facility to $25.0 million and also increase the current availability by $10.0 million. In addition, LM and the Sati Group had available unused lines of credit of approximately $2.4 million and $1.4 million, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - continued

The Company's long-term debt included $126.5 million of 10 3/8% Notes outstanding, $65.0 million of 11 5/8% Notes outstanding, $57.8 million of LM debt, $11.7 million of borrowings in Brazil, $9.5 million of the Sati Group debt and $8.6 million of other debt.

The Company's Brazilian subsidiary has received an extension of its current stored-value telephone card contract to November 1997. During the extension period, a proposal will be submitted for a two-year supply contract beginning December 1, 1997.

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

TAX LAW CHANGES

As a result of Brazilian tax legislation, effective for 1996, the 15% dividend withholding tax on earnings after 1995 was eliminated. Additionally, in 1996, tax legislation was passed which permits Brazilian companies to elect, subject to certain limitations, to deduct dividends in computing taxable income; however, there is a 15% withholding tax on dividends distributed in this manner. The statutory tax rate in Brazil is approximately 33%.

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 "Liquidity and Capital Resources."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - concluded

IMPACT OF INFLATION

Reference is made to the Company's Form 10-K for the year ended
December 31, 1996 "Impact of Inflation."

In 1994, the Brazilian government introduced a new currency as part of the government's economic stabilization program designed to reduce the country's hyper-inflation. As a result of this program, the inflation rate has decreased substantially to approximately 6.0% for the first nine months of 1997, 10% for 1996 and 23% for 1995 as compared to 941% for 1994. The Company translates ABNB's financial statements as if ABNB were operating in a hyperinflationary economy. Currently, gains and losses resulting from translation and transactions are determined using a combination of current and historical rates and are reflected in earnings. If inflation rates in Brazil remain at current levels, the method of translating ABNB's financial statements will be changed in the fourth quarter of 1997 to the method used to translate LM's financial statements, with such gains and losses reflected in a separate component of equity. The Company's domestic, LM's and the Sati Group's operations are not significantly affected by inflation. ABNB sales for the first nine months of 1997 and for 1996 contributed 43% and 56%, respectively, of the Company's consolidated sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Due to market conditions, the Company's previously announced refinancing of outstanding indebtedness has been postponed. The Company determined that the opportunity to refinance its long term debt at advantageous lower interest rates was not available and is considering alternative financing proposals. While the Company and its advisors continue to consider alternatives, there can be no assurance that prevailing interest rates will be attractive or whether the Company and the underwriters will complete a refinancing transaction. In connection with the anticipated refinancing described above, the Company entered into certain Treasury interest rate agreements in October 1997 that will result in a pre tax loss of approximately $2.3 million. The loss will be recorded in the fourth quarter of 1997. Additionally, in connection with the anticipated refinancing described above, the Company announced a cash tender offer for its 11 5/8% Notes due in 2002. The tender offer is conditional based on the consummation of the refinancing, and will expire unless extended by the Company on November 14, 1997.


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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has reached a settlement in Vladimir v. United States Banknote Corporation, et al., the class action pending in the United States District Court for the Southern District of New York, pursuant to a Stipulation of Class Action Settlement executed on June 17, 1997. On September 30, 1997, the Court approved the settlement dismissing the action, with prejudice. The settlement terms provide that the Company deposit into escrow by December 1, 1997 $500,000, plus interest from July 1, 1997, or $800,000 thereafter, the remainder to be contributed by the Company's insurers.

On November 1, 1994, the Company filed an action against Thomas De La Rue, AG ("DLR") and its parent, De La Rue Plc in New York State Supreme Court, which in December 1994 was removed to the United States District Court for the Southern District of New York. The complaint alleges breach of contract in connection with the 1993 purchase of the Company's Brazilian subsidiary from DLR and seeks approximately $1.5 million in damages. DLR has asserted approximately $400,000 in counterclaims. On September 17, 1997, the Court denied DLR's motions for summary judgement, ruling the contract language ambiguous, and directed as an issue for the jury whether the Company may pierce the corporate veil and proceed with its claims against DLR's parent, De La Rue, Plc. A trial is expected to be scheduled for late 1997 or early 1998.

On November 2, 1994, Thomas De La Rue AG v. United States Banknote Corporation, et al. was commenced in the United States District Court for the Southern District of New York. DLR seeks approximately $4.0 million in connection with its claims. On September 30, 1997, the Court denied DLR's motion that sought to have the jury verdict which has been vacated by virtue of the Court's approval of the settlement in the Vladimir Class Action given collateral estoppel effect in DLR's breach of representation claim against the Company which decision DLR has appealed to the Second Circuit Court of Appeals.

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
Exhibit
Number

 4.1  Amendment to Credit Agreement dated as of November 14, 1997 among American Bank Note Company and American Bank Note
      Holographics, Inc., the Company and The Chase Manhattan
      Bank as Agent and Lender        **

10.1  Amendment to Long-Term Performance Plan for
      Key employees adopted June 11, 1997       **

 27   Article 5  Financial Data Schedule     **

                     **  Filed electronically herewith


(b)   Reports on Form 8-K
          Form 8-K filed September 25, 1997 - Item 5 - Other Events Form 8-K filed October 9, 1997 - Item 5 - Other Events Form 8-K filed October 24, 1997 - Item 5 - Other Events Form 8-K filed October 29, 1997 - Item 5 - Other Events Form 8-K filed November 4, 1997 - Item 5 - Other Events Form 8-K filed November 7, 1997 - Item 5 - Other Events Form 8-K filed November 10, 1997 - Item 5 - Other Events Form 8-K filed November 10, 1997 - Item 5 - Other Events


                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BANKNOTE CORPORATION



By: s/ John T. Gorman
   John T. Gorman
   Executive Vice President,
   Chief Financial Officer and
   Chief Accounting Officer
   Date: November 14, 1997

                           Exhibit Index




List of Exhibits Pursuant to Item 601 of Regulation S-K:
Exhibit

 4.1 Amendment to Credit Agreement dated as of November 14, 1997 among American Bank Note Company and American Bank Note
      Holographics, Inc., the Company and The Chase Manhattan
      Bank as Agent and Lender

10.1  Amendment to Long-Term Performance Plan for
      Key employees adopted June 11, 1997

 27   Article 5  Financial Data Schedule