Form 10-K405
period 1997-12-31
AMERICAN BANKNOTE CORP
filed 1998-03-31
CIK 51124

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 (Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER 31, 1997
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

 Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 17, 1998, the aggregate market value of the voting stock held by non-affiliates was $86,095,000.

At March 17, 1998, 20,871,604 shares of Common Stock were outstanding.

     Documents incorporated by reference: Portions of the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

ITEM 1.   Business

GENERAL

     American Banknote Corporation is a holding company (the "Company") which through its subsidiaries in the United States, Brazil, Australia and New Zealand, and France operates in a single industry, secured products and systems, with three principal product lines: Transaction Cards & Systems; Printing Services & Document Management; and Security Printing Solutions. The Company's principal subsidiaries are: American Bank Note Company ("ABN"), American Bank Note Holographics, Inc. ("ABNH"), American Bank Note Company Grafica e Servicos Ltda. ("ABNB"), a 77.5% owned Brazilian company, Leigh-Mardon Pty. Ltd. ("LM"), an Australian company, and Sati Holdings S.A. ("Sati"), a French company. The Company was incorporated in 1993 in Delaware as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation. The Company's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 557-9100.

COMPANY DEVELOPMENTS

Brazil
     ABNB was acquired on June 23, 1993. On July 1, 1995, ABNB acquired the security printing operations of Grafica Bradesco Ltda. ("Grafica Bradesco"), from Banco Bradesco, S.A., in exchange for a 22.5% interest in ABNB. As of May 1, 1997, the Company acquired the plastic cards division of a company in Brazil, Menno Equipamentos para Escritorio Ltda. ("Menno"). In the private sector, ABNB produces products in all three of the Company's product lines.

Australia and New Zealand
     LM was acquired by the Company during 1996 for approximately $79.2 million. On June 3, 1996, a 55% equity interest in LM was acquired and the remaining 45% interest was acquired on October 1, 1996. LM is both Australia's oldest and largest provider of security documents and products and the leading security printer in New Zealand, and produces products in all three of the Company's product lines.

United States
     ABNH, a wholly-owned subsidiary, produces holograms for debit and credit cards as well as a variety of other secure documents and operates within the Transaction Cards & Systems and Printing Services & Document Management product lines.

     ABN, a wholly-owned subsidiary, functions primarily in Security Printing Solutions. ABN and its predecessors have printed security documents for over 200 years.

France
     Sati was acquired by the Company during August 1997 for approximately $11.6 million. Sati's operating companies, Sati S.A., Satel S.A. and Cidel S.A., personalize and checks for bank and commercial customers. In March 1998, the Company, through a subsidiary of Sati, completed the acquisitions of MCE S.A. (Monetique Cheque Edit) and CPS S.A. (CPS Technologies). These companies operate within the Company's Transaction Cards & Systems and Printing Services & Document Management product lines.

FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company's foreign operations and export sales is disclosed in Notes A and M of "Notes to Consolidated Financial Statements."

     The Company continues to focus its efforts on international expansion through joint ventures, acquisitions and foreign agent representations and on expanding product lines. In 1997, 1996 and 1995, the Company's sales in foreign markets accounted for approximately 73%, 74% and 55%, respectively, of consolidated sales.

PRODUCT LINES

     The Company serves its customers through three principal groups:
Transaction Cards & Systems; Printing Services & Document Management; and Security Printing Solutions.

The following table presents the components of these sales for each of the three years ended December 31:
                                  1995(1)        1996(2)         1997(3)
                                              (in millions)
                                $      %        $      %        $      %
Transaction Cards & Systems    51.0   24.8    120.6   39.0    114.0   33.9
Printing Services
   & Document Management       21.3   10.3     49.2   15.9     55.7   16.6
Security Printing Solutions   133.9   64.9    139.7   45.1    166.7   49.5
                              206.2  100.0    309.5  100.0    336.4  100.0

(1) Includes sales of Grafica Bradesco from July 1, 1995.
(2) Includes sales of LM from June 1, 1996.
(3) Includes sales of Menno from May 1, 1997 and Sati from August 1, 1997.

  TRANSACTION CARDS & SYSTEMS

     The Company is a leading supplier of a wide range of transaction cards and products and systems in Brazil, Australia, New Zealand and the United States. The Company is rapidly expanding its production and services capabilities to capitalize on the increasingly cashless nature of financial transactions, which primarily include: (i) stored-value cards, of which the Company is the largest producer in Brazil and Australia; (ii) transaction cards and personalization services; (iii) holograms, of which the Company is the world's leading supplier; and (iv) equipment sales and services.

     Stored-Value Cards. The Company entered the stored-value card market in Brazil with the acquisition of ABNB and in Australia with the acquisition of LM. These acquisitions have allowed the Company to rapidly expand its capabilities and presence in regions where cashless transactions are expected to have significant future growth. The Company is the largest supplier of stored-value telephone cards in Brazil and Australia through its contracts with Telebras, Brazil's national telephone company, and its affiliated regional phone service providers, and Telstra, Australia's national telephone company. The Company also supplies stored-value cards to firms in the financial and transportation industries.

     The Company is investing in smart-card development, which management believes will complement much of the traditional magnetic-stripe card market. During 1997, the Company secured its first major smart-card contract with Telstra to supply Telstra Eurochip telephone cards and is the only accredited third party supplier and initializer of Visa Cash smart-cards in the world. The Company has also identified a number of opportunities to produce smart-cards in Brazil, Australia and New Zealand and has made significant investments in the equipment and technology necessary to make and manufacture smart-cards. The Company believes that its significant investments in smart-card technology will allow it entry into new markets, including the United States, with processes for GSM telephone, medical, health, identity and loyalty card systems, as well as contact and contactless cards.

     Transaction Cards and Personalization Services. The Company is a leading producer and personalizer of magnetic-stripe transaction cards, including credit, debit, ATM, transportation, access and identification cards, supplying customers in Brazil, Australia, New Zealand and other countries. The Company supplies cards to financial institutions, including those issued for American Express, VISA(TM) and MasterCard(TM), as well as cards for major corporations and other institutions. The Company has the ability to incorporate a number of security features, including holograms, in substantially all of the cards it produces.

     In Australia, New Zealand and Brazil, the Company is a leader in the manufacture and personalization of plastic transaction cards, including credit, debit and loyalty (frequent buyer) cards. The Company handles large scale license contracts for many Brazilian, Australian and New Zealand states, including the production and personalization of drivers' and shooters' licenses. In addition, the Company issues licenses and acts as administrative agent for the motor vehicle departments of a number of Brazilian states.

     Transaction Processing. In 1997, the Company added capabilities in transaction processing to its domestic operations and has begun the acquisition of merchant processing portfolios. The Company services credit, debit, ATM and Electric Benefit Transfers ("EBT") transactions and loyalty and university card programs through proprietary computer and telephone switching hardware and software which process financial transactions and provide customized client reporting, customer service and support.

     The Company is a 25% owner in a card manufacturing and service bureau venture in Israel, OrdaCard Hitec Industries (1995) Ltd. OrdaCard also pursues smart-card system sales and development of smart card technologies primarily for markets in the Middle-East and Africa.

     Holograms. The Company is the world's leading supplier of visual security devices known as holograms which are principally used as counterfeit deterrents on transaction cards and other products. Holograms are two or three dimensional laser generated optical variable devices. The Company is the sole provider of transaction card holograms to MasterCard(TM), Discover(TM), Europay(TM) and Diners Club International, and is the majority provider of transaction card holograms to Visa(TM). To date, the Company has produced and sold over six billion holograms for use on financial transaction cards.

     Equipment Sales and Service. The Company is a direct and third party supplier of point of sale ("POS") and electronic funds transfer point of sale terminals ("EFTPOS") suitable for magnetic-stripe and smart-card applications, PIN pads, customer service equipment and specialized software in Australia and New Zealand. In addition, the Company has recently entered into a memorandum of understanding with a major foreign manufacturer of terminals to develop POS and EFTPOS terminals in Brazil. The Company believes demand for new and upgraded terminals exists in those markets where transaction terminals and other devices are being converted for magnetic-stripe and smart-cards.

  PRINTING SERVICES & DOCUMENT MANAGEMENT

     The Company is continuing to expand its Printing Services & Document Management business, as public and private sector institutions increasingly outsource their in-house printing, personalization and document processing operations around the world. Utilizing advanced inventory control systems and "just-in-time" distribution capabilities, the Company helps businesses and governmental institutions effectively lower costs by supplying all of their printing, storage, processing and distribution needs.

     Electronic Printing Applications. The Company is a full service provider of electronic printing applications to a number of its corporate and government customers. Electronic printing applications encompass the secure data handling, electronic printing, personalization and mailing of documents for large-scale billing cycles. This process consists of computer-driven, variable data electronic printing, normally onto pre-printed base stock. Primary applications are billing and fund collection systems, check and credit card statements, letter checks and invoices.

     In Australia, New Zealand, Brazil and France, the Company provides electronic printing application services for institutions in the banking, insurance, utilities and telecommunication industries, as well as for a number of state and federal government agencies. In Australia and New Zealand, for example, LM has been awarded contracts by Commonwealth Bank, Victoria Workcover, Department of Social Security, and Gas & Fuel. In Brazil, the Company is a leading provider to the banking industry with multi-year contracts with, among others, Banco Bradesco, Banco Itau and Unibanco.

     Printing, Storage & Distribution. The Company prints products such as business forms and checks, and provides storage and distribution services to the end user on behalf of its customers. For example, the Company prints and distributes medical forms for the Australian Health Insurance Commission, a government agency which previously had performed this function in-house. In connection with this contract, the Company prints, stores and distributes more than 500 million Medicare Direct Bill Payment Program forms annually, to more than 45,000 doctors throughout Australia. The Company also prints, stores and distributes many other products for its customers, such as travelers' cheques, which it distributes worldwide, and food coupons for the United States Department of Agriculture ("USDA"), which it distributes throughout the United States.

  SECURITY PRINTING SOLUTIONS

     The Company believes it is one of the world's leading printers of counterfeit-resistant documents of value, including checks, money orders, passports, foreign currency, stock and bond certificates and other commercial documents of value such as gift certificates. Special materials, elaborate steel-engraved designs and distinctive lithographic and intaglio printing techniques enable the Company to manufacture products containing state-of-the-art security features. The Company also offers anti-counterfeit features such as hidden, invisible and holographic images used to verify authenticity on packaging. The Company's holograms are used for accountability programs and product authentication with licensing organizations to prevent the sale of counterfeit goods. To ensure the protection of its customers' orders, the Company's manufacturing, storage and distribution facilities employ high levels of plant security, including guards, alarms, video monitoring and extensive accountability controls. The Company recently opened a security printing facility in Columbia, Tennessee, which utilizes modern multi-color presses. The Company was recently awarded a $14 million contract and is printing currency for the Reserve Bank of India at its new Tennessee facility.

     Checks. The Company is the leading private sector supplier of personalized checks for major banks in Brazil, Australia and New Zealand and one of the leading private sector suppliers in France. Under multi-year contracts, the Company supplies banks and other financial institutions with checks, same-day check personalization, and a wide array of security printing products such as money orders and deposit books. Management of the Company believes that additional Brazilian, Australian, New Zealand and French banks will seek to outsource check printing and personalization, thus providing opportunities for the Company to expand its leadership in this product area.

     The Company believes that it is one of the world's largest printers and distributors of travelers' cheques. Customers include American Express, Citicorp, MasterCard(TM), VISA(TM) and their issuing banks. Management believes a large number of its contracts are the result of the Company's success in cross-selling to existing transaction card customers.

     Stocks and Bonds. The Company believes it is the largest producer of listed companies' intaglio stock and bond certificates. The Company produces intaglio printed certificates with the unique border designs and vignettes that are required by the New York Stock Exchange. The Company maintains a library of engraving plates for a large percentage of publicly traded securities.

     Government Products. Government products include a variety of security documents printed for federal, state and local governments throughout the world. The Company manufactures food coupons, currency, passports, visas, tax revenue stamps, postal panels, social security cards and similar products for federal governments. The Company also supplies secure documents, such as motor vehicle registrations, title certificates and licenses, birth certificates, identity cards, and transportation passes for its government customers. For example, the Company prints American Commemorative Postage Stamp Panels for the United States Postal Service, money orders for the Australian Post, U.S. Social Security cards, and passports for such countries as Australia, Venezuela and Lebanon.

     The USDA is the Company's largest domestic customer for which it has printed food coupon requirements for more than 20 years. Food coupons are intaglio printed documents accepted by grocery stores in lieu of currency used by millions of Americans every year.

SALES AND MARKETING

     The Company sells its products and services through a combination of direct sales personnel, commissioned sales personnel, independent sales representatives and alliances. The Company markets and sells secure products and services to a number of financial institutions, corporations, governments and government agencies worldwide. The sales force is supported by marketing professionals who provide research and product development assistance. The sales and marketing activity is focused on the three main product groups with markets defined by geographic territories.

COMPETITION

     Competition in the Company's markets is based upon price, service, quality, reliability and the ability to offer a broad range of secure transaction products and services. Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. Internationally, the Company has competitors in currencies and passports in the United Kingdom, Germany, France and Canada, while domestically there are several different competitors depending on the product line. In Brazil and Australia, there is competition across different products and services, but the Company believes there is no other company which offers the full range of secure products and services on a national basis. In France, the Company has one of the leading market share positions, with many smaller competitors in a highly fragmented market. Certain of the Company's competitors also have greater financial resources than the Company. The Company also competes with other printers in various product lines as well as card manufacturers and other companies engaged in businesses unrelated to printing. Alternative goods or services, such as those involving electronic commerce, that can replace printed products or holograms could also affect demand for the Company's products.

PATENTS

     The Company presently holds, or is licensed under, many United States and foreign patents, trademarks and copyrights and continues to pursue protection when available in strategic markets.

BACKLOG

     At December 31, 1997 and December 31, 1996, the Company had an overall backlog of approximately $55 million and $77 million, respectively. The 1997 and 1996 backlog principally consisted of orders relating to stored-value telephone cards, currency, food coupons, travelers' cheques, passports, personal checks and financial payment cards. Generally, a substantial portion of the Company's backlog is produced and shipped within twelve months.

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

EMPLOYEES

     At December 31, 1997, the Company had approximately 3,390 employees consisting of 3,080 employees engaged in manufacturing, 288 engaged in plant administration and sales and 22 in executive, corporate and administrative functions. Approximately 52% of the Company's domestic employees, 44% of LM's employees, all of ABNB's employees are represented by labor unions. None of Sati's employees are represented by labor unions. The Company has multi-year contracts with labor unions covering a substantial number of employees of ABN and ABNH, several of which were renegotiated or entered into during 1997. The Company's future profitability will be dependent, in part, on its ability to maintain satisfactory relationships with labor unions and employees and in avoiding strikes and work stoppages. The Company considers its employee relations to be very good.

ITEM 2.  Properties
                        Size (in     Owned or
Location                sq. feet)    Leased     Operations

UNITED STATES
200 Park Avenue          12,500      Leased     Executive,
New York, New York                              administration and
                                                sales offices

Horsham,                111,000      Owned      Administration and
Pennsylvania                                    sales offices; printing

Caroline Road,          104,000      Owned      Food coupon distribution
Horsham, Pennsylvania                           and storage

Philadelphia,            95,000      Owned      Ink manufacturing and
Pennsylvania                                    storage

Elmsford,                59,000      Leased     Administration, sales
New York                                        offices, research and
                                                development and hologram
                                                production

                        Size (in     Owned or
Location                sq. feet)    Leased     Operations

Columbia,                50,000      Owned      Printing
Tennessee

Huntingdon Valley,       30,000      Leased     Hologram production
Pennsylvania

Hamilton Place,          23,000      Leased     Finishing and storage
Tennessee

AUSTRALIA and
NEW ZEALAND
Highett,                139,000      Leased     LM head office,
Victoria                                        administration, sales
                                                imaging, plastic cards,
                                                manufacturing and
                                                personalization,
                                                smart-card manufacturing
                                                and personalization

Dry Creek,               32,000      Leased     Sales, check personalization
South Australia                                 and other printing
                                                applications

Cheltenham,              24,000      Leased     Sales, manufacturing and
Victoria                                        service of point-of-sale
                                                devices

Wellington,              23,000      Leased     Sales, card manufacturing
New Zealand                                     and check and card
                                                personalization;
                                                executive offices

Kedron,                  18,000      Leased     Sales, check personalization
Queensland                                      and printing

Rosebery,                16,000      Leased     Card printing and
New South Wales                                 personalization

Regents Park,            16,000      Leased     Sales and check
New South Wales                                 personalization

Auckland,                15,000      Leased     Check and card
New Zealand                                     manufacturing and
                                                personalization

Perth,                   13,000      Leased     Sales, check personalization
Western Australia                               and printing

Canberra,
ACT                       5,000      Leased     Passport production

Auckland,                 4,000      Leased     Card manufacturing
New Zealand                                     and personalization

                        Size (in     Owned or
Location                sq. feet)    Leased     Operations

BRAZIL
Jandira,                310,000      Leased     Printing, storage and
Sao Paulo                                       distribution, electronic
                                                printing and smart-card
                                                manufacturing and
                                                personalization

Rio de Janeiro,         140,000      Owned      Checks, financial and
Rio de Janeiro                                  telephone cards, intaglio
                                                documents and printing

Erechim,                 51,000      Leased     Production and
Rio Grande do Sul                               personalization of
                                                transaction cards

FRANCE
Chambray les Tours,      43,000      Owned      Headquarters, sales check
Tours                                           personalization and other
                                                printing operations

Carquefou,               18,000      Owned      Sales and check
Nantes                                          personalization

Dijon,                   18,000      Owned      Sales and check
Dijon                                           personalization

Meyzieu,                 11,000      Owned      Sales and check
Lyon                                            personalization

     In addition, the Company leases a 148,000 square foot facility in Los Angeles, California. In 1994, the Company decided to completely vacate such facility and has subleased it for the remaining term.

ITEM 3.  Legal Proceedings

     In January 1994, Vladimir v. United States Banknote Corporation, et al., and in February 1994, Sinay v. United States Banknote Corporation, et al., were filed in the United States District Court for the Southern District of New York (the "Class Action"). On June 16, 1995, the Court approved certification of a class in Vladimir consisting of all persons who purchased stock in the open market from April 1, 1993 through January 6, 1994. On February 26, 1996, the Court dismissed the Sinay action, without prejudice. The parties reached a settlement in Vladimir prior to entry of a judgment and ruling on the Company's and Mr. Weissman's pending Motions for Summary Judgment, Judgment as a Matter of Law and for a new trial. On September 30, 1997, the Court approved the settlement dismissing the action, with prejudice, which became final on March 11, 1998. Under the terms of the settlement, the Company's full contribution of $0.5 million was paid in December 1997 and the balance paid by the Company's insurers.

     In January 1994, Atencio v. Morris Weissman, et al. was filed in the Court of Chancery for the State of Delaware, New Castle County, against various directors and/or officers of the Company, on behalf of a purported class and derivatively on behalf of the Company. In February 1994, Rosenberg
v. Morris Weissman, et al. was filed in the same court. The Atencio and Rosenberg actions assert claims for breach of fiduciary duty and allege the sale of Common Stock while in possession of material non-public information. These cases have not been actively pursued. As derivative actions, the Company's insurers have been responsible for the costs of defending against such actions.

     On November 1, 1994, the Company filed an action against Thomas De La Rue, AG ("DLR") and its parent, De La Rue Plc which is pending in the United States District Court for the Southern District of New York. The complaint alleges breach of contract in connection with the 1993 purchase of the Company's Brazilian subsidiary from DLR and seeks approximately $1.5 million in damages. DLR has asserted approximately $400,000 in counterclaims. On September 17, 1997, the Court denied DLR's motions for summary judgment, ruling the contract language ambiguous, and directed as an issue for the jury whether the Company may pierce the corporate veil and proceed with its claims against DLR and DLR's parent, De La Rue, Plc.

    On November 2, 1994, Thomas De La Rue AG v. United States Banknote Corporation, et al. was commenced in the United States District Court for the Southern District of New York. DLR alleges, among other things, breach of contract in connection with the Brazil purchase agreement and the alleged failure to expeditiously register 944,538 shares of Company Common Stock issued to DLR. DLR seeks approximately $4.0 million in connection with its claims. A trial has been scheduled for June 1998.

     During the year ended December 31, 1996, the Company recorded a $2.4 million provision relating to pending litigation. The Company's cost of settlement of the Vladimir litigation and certain legal fees have been charged against the provision during 1997.

     The Company and its subsidiaries are also parties to various additional lawsuits (as both plaintiff and defendant) related to various matters in the normal course of business, including patent infringement, contract, labor and environmental, which in the opinion of management, are not anticipated to have a material impact on its consolidated financial position or results of operations.

     During 1997, ABNB received assessments form the Brazilian tax authorities for approximately $25 million relating to taxes other than income. The Company is appealing the assessments, believes it has grounds for appeal, and has not recorded a provision for these assessments. Management of the Company believes that the ultimate resolution of these assessments will not have a material impact on its consolidated financial position or results of operations.

ITEM  4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

ITEM 10.  Directors and Executive Officers of the Company

     The following table sets forth certain information regarding the current executive officers of the Company.

                                     Positions and Offices             Office Held
Name                        Age      With the Company                  Since
Morris Weissman* . . . . .  56       Chairman of the Board and         (1)
                                     Chief Executive Officer
Bette B. Anderson. . . . .  69       Director                           June 1994
Dr. Oscar Arias S.   . . .  57       Director                           July 1995
C. Gerald Goldsmith. . . .  69       Director                           July 1990
Ira J. Hechler . . . . . .  79       Director                           February 1990
David S. Rowe-Beddoe . . .  60       Director                           July 1990
Alfred Teo . . . . . . . .  51       Director                           June 1996
John T. Gorman*. . . . . .  53       Executive Vice President           (1)
                                     and Chief Financial Officer
Harvey J. Kesner*  . . . .  40       Executive Vice President,          (1)
                                     General Counsel and Secretary
Patrick J. Gentile*. . . .  38       Vice President and Corporate       (1)
                                     Comptroller
Ward A.W. Urban* . . . . .  38       Vice President, Treasurer and
                                     Assistant Secretary                (1)
Phillip  Gray. . . . . . .  49       Managing Director of LM            June 1996
Francis Lavelle. . . . . .  48       Managing Director of Sati          August 1997
Sidney Levy. . . . . . . .  41       Managing Director of ABNB          February 1994
Robert K. Wilcox  . .  . .  51       Senior Vice President              (1)
                                     Manufacturing, General
                                     Manager ABN
Joshua C. Cantor . . . . .  38       President ABNH                     (1)

______________________________________________
* "Executive Officer" under the Securities Exchange Act of 1934, as amended.
(1)  See below.

     Morris Weissman. Mr. Weissman has served as Chairman of the Board and Chief Executive Officer and as a Director of the Company since 1990. Mr. Weissman assumed the additional duties of Chief Operating Officer in July 1995. Mr. Weissman was Chairman and Chief Executive Officer of United States Banknote Company, L.P. ("USBC") a predecessor of the Company, from 1986 to 1990 and Vice Chairman and Director of USBC's predecessor from 1976 to 1986. Mr. Weissman is a Director of the Convenience and Safety Corporation and a Trustee of the Jackie Robinson Foundation and the Business Council for the United Nations.

     Bette B. Anderson. Mrs. Anderson has served as a Director of the Company since June 1994. She has served as President of Kelly, Anderson, Pethick & Associates, Inc., a Washington based management firm, since 1991 until January 1996 when she became Vice Chairperson. Mrs. Anderson served as Undersecretary of the Treasury from 1977 to 1981. Mrs. Anderson is a Director of ITT Corporation, ITT Educational Services, Inc, United Payors & United Providers, Inc. and ITT Hartford Group, Inc, and serves on various Board Committees of such companies. Mrs. Anderson also is a member of the Treasury Historical Association, a Director of the Miller Foundation at the University of Virginia and a member of the Advisory Council of the Girl Scouts of America.

     Dr. Oscar Arias S. Dr. Arias has served as a Director of the Company since September 1995. He is the former President of Costa Rica and the 1987 Nobel Peace Prize recipient. He is President of International Press Service, a Director of the Arias Foundation for Peace and Human Progress, Stockholm International Peace Research Institute and International Center for Human Rights and Democratic Development Institute for International Studies at Stanford University. In addition, Dr. Arias serves on the Board for the InterAction Council, the International Negotiation Network of the Carter Center and Transparency International and is an active member of The Commission on Global Governance, the International Dialogue and the Society for International Development.

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

     Alfred Teo. Mr Teo has served as a Director of the Company since 1996. He has been Chairman and Chief Executive Officer of Alpha Industries, Inc. of the Sigma Plastics Group since 1979, Chairman and Chief Executive Officer of Red Line Express since 1984, Hillman Eyes since 1992 and Alpha Technologies since 1990. Mr. Teo is a Director of Fleet Bank N.A. and a Trustee of St. Joseph's Hospital and Stevens Institute of Technology.

    John T. Gorman. Mr. Gorman has served as Executive Vice President and Chief Financial Officer of the Company since 1990. Mr. Gorman was Executive Vice President and Chief Financial Officer of USBC from 1983 to 1990 and Senior Vice President of Finance of USBC's predecessor from 1978 to 1983.

     Harvey J. Kesner, Esq. Mr. Kesner has served as Executive Vice President of the Company since June 1996 and as General Counsel and Secretary of the Company since 1991. Mr. Kesner was an attorney in private practice for more than five years prior to joining the Company.

     Patrick J. Gentile. Mr. Gentile has served as a Vice President of the Company since June 1995, as Comptroller since 1989 and has been an employee of the Company's predecessors since 1986.

     Ward A. W. Urban. Mr. Urban has served as Treasurer of the Company since August 1993 and as Vice President and Assistant Secretary since June 1995. Mr. Urban was employed as an Assistant Vice President in the leveraged finance department of Citibank, N.A. from August 1988 to August 1993.

     Phillip Gray. Mr. Gray has served as General Manager of LM since 1990 and was General Manager of its Data Card Division prior thereto since 1987.

     Francis Lavelle. Mr. Lavelle has served as Managing Director of Sati since its acquisition by the Company in August 1997. Mr. Lavelle had served as President of Solaic, S.A. since 1991, where he headed check personalization and card operations, including smart-card manufacturing and development, with facilities in France and Spain. Mr. Lavelle joined Sligos, S.A., the prior owners of Sati, in 1973.

     Sidney Levy. Mr. Levy has served as Managing Director of ABNB since February 1994. Prior to joining ABNB, Mr. Levy was employed as Managing Director of De La Rue Lerchundi in Spain since 1991 and prior thereto was employed by Thomas De La Rue Grafica e Servicos Ltda. in Brazil, serving in various management capacities.

     Robert K. Wilcox. Mr. Wilcox has served as Senior Vice President -- Manufacturing of the Company since August 1995 and as Executive Vice President -- Operations and General Manager of ABN since November 1995. Mr. Wilcox was Vice President of US Operations for Transcontinental Printing and previously held senior positions at the Bureau of Engraving and Printing as well as Gowe Printing, Arcata Graphics and C.P.Y. Jeffries Banknote Co.

     Joshua C. Cantor. Mr. Cantor has served as President of ABNH since November 1995 and Executive Vice President of ABN since September 1994. Mr. Cantor was Vice President -- Sales of ABN and employed by ABN and its predecessor since 1986.

                            PART II


ITEM  5.  Market Price for the Company's Common Stock and Related Matters

     The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol ABN. As of March 17, 1998, the Company had approximately 2,707 shareholders of record. The reported high and low sales prices per share of Common Stock, as reported by the Dow Jones Historical Stock Quote Report Service, were as follows:
                             1997               1996
                         High    Low        High    Low
                       --------------     --------------
     1st Quarter        $4.75  $3.25       $2.00   $1.25
     2nd Quarter         5.00   3.25        5.38    1.50
     3rd Quarter         6.75   4.31        5.00    2.63
     4th Quarter         6.63   4.50        5.00    3.88

     During the first quarter of 1998 through March 17, 1998 the high and low sales prices per share of the Common Stock was $5.25 and $3.56, respectively.

      The Company is restricted from paying cash dividends on the Common Stock by the terms of its financing agreements. No cash dividends have been paid on the Common Stock and the Company does not expect to pay cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  Selected Financial Data

     The selected financial data presented below is derived from the Company's consolidated financial statements, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere herein. The historical financial data presented below reflects the results of operations of acquired entities from their respective dates of acquisition (ABNB, June 23, 1993; Grafica Bradesco, July 1, 1995; LM, June 3, 1996; Menno, May 1, 1997 and Sati, August 1, 1997).

                                           Year Ended December 31
                                 1997    1996      1995       1994     1993
                                   (Dollars in thousands, except share data)
INCOME STATEMENT DATA:
Sales. . . . . . . . . . . . .  $336,359 $309,450  $206,164  $208,133  $200,079
Restructuring and
  idle equipment (1) . . . . .                       14,304     7,000    12,000
Depreciation and amortization     22,937   20,042    14,824    13,094    11,180
Operating income (loss). . . .    37,948   38,987   (11,850)   18,176    25,688
Interest expense . . . . . . .   (32,762) (28,864)  (23,147)  (21,057)  (14,605)
Foreign translation losses,
  net (2). . . . . . . . . . .      (130)    (255)      (38)   (7,037)   (5,161)
Other income, net. . . . . . .       342     (135)    2,824     1,816       222
Income (loss) before
  minority interest. . . . . .     6,833    9,333   (20,852)   (5,701)    1,855
Income (loss) before
  extraordinary item (3)(4). .     3,840    4,099   (22,415)   (5,701)    1,593
Net income (loss). . . . . . .    (1,749)  (4,099)  (22,415)   (5,815)    1,573
Imputed interest and
 dividend requirements of
 other equity security (5) . .      (171)                                   (20)
Net income (loss) per
     common share - Basic:
   Before extraordinary item .    $  .18    $  .21   $(1.17)   $( .30)   $  .08
   Extraordinary item (4). . .      (.28)
   Net income (loss) . . . . .    $ (.10)   $  .21   $(1.17)   $( .30)   $  .08

Net income (loss) per
     common share - Diluted:
   Before extraordinary item .    $  .18    $  .20   $(1.17)   $( .30)   $  .08
   Extraordinary item (4). . .    $ (.27)
   Net income (loss) . . . . .    $ (.09)   $  .20   $(1.17)   $( .30)   $  .08

Shares used in computing
   per share amounts
   Basic . . . . . . . . . . .    20,140   19,650    19,200    19,180    18,760
   Diluted . . . . . . . . . .    20,800   20,170    19,200    19,180    19,130

                                            Year Ended December 31
                                 1997     1996      1995      1994      1993
                                           (Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents. . .  $ 17,323 $ 14,256  $ 23,525  $ 31,658  $ 15,437
Working capital. . . . . . . .    56,120   35,533    54,973    65,887    50,351
Total assets . . . . . . . . .   503,536  480,378   379,402   382,950   357,212
Long-term debt, excluding
  current portion. . . . . . .   293,215  263,548   194,156   191,192   167,782
Stockholders' equity . . . . .    55,041   46,277    40,353    62,777    68,330

                        Notes to Selected Financial Data

(1) Restructuring and idle equipment represents provisions principally for the consolidation of ABN's plants in 1995, 1994 and 1993, and in 1994 - $2.0 million for leases and equipment that will not be utilized in the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Results from the Company's translation of Brazilian local currency into dollars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) 1997 includes approximately $4.0 million of reversals of tax liabilities no longer required, 1995 includes a $2.8 million benefit and 1993 includes a $1.5 million charge for adjustment of deferred taxes for changes in enacted tax rates. The 1995 amount pertained to decreases in ABNB's tax rates and the 1993 amount pertained to increases in the US federal corporate tax rate.
(4) Represents charges in connection with the early extinguishment of indebtedness in 1997 and 1994, of approximately $5.6 million and $0.1 million, respectively, net of associated tax benefits of approximately $3.0 million in 1997.
(5) 1997 relates to accretion of zero coupon subordinated convertible debentures issued in 1997. 1993 relates to dividend requirements of a preferred stock, subsequently redeemed.

ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
Overview

     The Company's growth during the past three years has been generated principally by acquisitions and increases in ABNB's sales. Notes A and M of "Notes to Consolidated Financial Statements," include geographic information for the Company's businesses.

Results of Operations

     Overview

     The Company is a leading global provider of secure transaction solutions, documents and systems for financial institutions, governments and corporations through its operations in the United States, Brazil, Australia, New Zealand and France. The Company designs solutions and manufactures products that incorporate anti-fraud and counterfeit resistant technologies, including stored-value telephone, magnetic-stripe, memory and microprocessor-based ("smart-card") transaction cards, holograms, currencies, travelers' and other checks, stock and bond certificates and a wide variety of electronically or digitally produced personalized documents. Through selective acquisitions in international markets and a program to realign and refine its domestic manufacturing operations, the Company has improved its financial performance since 1995 and expanded its global presence, technological base and product lines.

     In 1993, in order to address the high cost structure in its domestic manufacturing facilities, diversify its product offerings and reduce its dependence on traditional security printing, the Company began to expand internationally and realign, consolidate and upgrade its domestic manufacturing operations. The Company closed its Los Angeles and Chicago manufacturing facilities and opened a manufacturing facility in Columbia, Tennessee. In connection with this program, the Company incurred restructuring charges of $12.0 million, $7.0 million and $14.3 million in 1993, 1994 and 1995, respectively. Although the Company's realignment in 1996 resulted in increased operating efficiencies and a reduction in manufacturing and overhead costs from prior levels, domestic security printing continues to face challenges from the increasing acceptance of electronic commerce. For example, volumes have declined for food coupons, stocks and bonds, gift certificates and Travelers cheques as a result of electronic commerce. Management believes that additional refinement and cost reductions of the domestic printing operations must continue to be pursued including the addition of new product lines. New product lines might result in lower operating margins due to substantial personnel training costs as was the case with a currency contract in 1997.

     The Company's international expansion began in 1993 with the acquisition of its Brazilian subsidiary, the largest private-sector security printer and manufacturer of transaction cards in Latin America and a leading stored-value telephone card manufacturer in Brazil. This expansion continued in 1996 with the acquisition of LM, Australia and New Zealand's oldest, largest and only fully integrated provider of secure document and transaction card solutions. In August 1997, the Company expanded its international presence through the acquisition of Sati, one of France's leading providers of check personalization and electronic printing applications. The Company's international expansion has allowed it to capitalize on high growth markets and diversify into new geographic markets.

     The Company's international expansion has allowed it to successfully diversify its product mix and customer base and to expand into higher growth markets. Over the last three years, the Company has made significant investments in modern manufacturing and distribution equipment, systems and technologies across its geographic markets to allow it to further increase operating efficiencies and provide advanced solutions for its customers. The following table illustrates the shift in the composition of the Company's sales by product group for each of the three years ended December 31:

                                   1995            1996            1997
                                              (in millions)
                                 $      %        $      %        $      %
Transaction Cards & Systems     51.0   24.8    120.6   39.0    114.0   33.9
Printing Services
   & Document Management        21.3   10.3     49.2   15.9     55.7   16.6
Security Printing Solutions    133.9   64.9    139.7   45.1    166.7   49.5
                               206.2  100.0    309.5  100.0    336.4  100.0

COMPARISON OF RESULTS OF OPERATIONS - 1997 WITH 1996

     The Company operates in both Brazil and Australia which had significant foreign exchange rate fluctuations in 1997. The comparison below reflects the effect of changes in foreign exchange rates. The impact of foreign exchange on the comparison between 1996 and 1995 was not material.

Sales

     Sales increased by $26.9 million or 8.7% from 1996 after giving effect to a $14.9 million reduction in sales resulting from changes in foreign exchange rates. Transaction Cards & Systems ("TCS") sales decreased $6.6 million or 5.5%. Printing Services & Document Management ("PSDM") sales increased $6.5 million or 13.2% and Security Printing Solutions ("SPS") sales increased $27.0 million or 19.3%.

     The decrease in TCS sales was principally due to lower volume requirements for stored-value telephone cards ($32.5 million) in Brazil.
This decrease was partially offset by a stronger demand in Brazil for transaction cards and the acquisition of the Menno card business ($9.9 million) in May 1997. In addition, optical variable devices increased ($4.8 million) and LM's TCS sales are included for the entire year ($11.2 million).

     The increase in PSDM sales is primarily due to the acquisition of Sati in France ($8.7 million) and the inclusion of LM's sales for the entire year ($6.6 million). These increases were partially offset by lower sales at ABNB and ABNH ($8.8 million).

     The increase in SPS sales is principally due to the inclusion of LM's sales for the entire year ($16.1 million), higher sales of secure products at ABNB ($8.7 million), and an increase in domestic secure products ($2.2 million).

     Sales by foreign subsidiaries represented 69% and 68% of the Company's consolidated sales in 1997 and 1996, respectively.

     Cost of goods sold increased $27.7 million or 13.7% partially due to increased sales, after giving effect to an $11.5 million reduction in costs resulting from changes in foreign exchange rates. As a percentage of sales, cost of goods sold was 68.3% in 1997 as compared to 65.3% in 1996. This increase is primarily attributable to $6.2 million of additional fixed costs associated with the new PSDM manufacturing facility in Brazil and a redeployment of its work force which resulted in a $3.4 million increase in fixed overhead with a corresponding decrease in selling and administrative expenses. In addition, initial startup and training costs related to the currency contract resulted in higher costs. A favorable product mix partially offset these increases in the cost of sales percentage.

     Selling and administrative expenses decreased $2.6 million (5.4%) from 1996 after giving effect to a $1.4 million reduction resulting from changes in foreign exchange rates. The decrease was principally due to lower administrative costs in Brazil ($2.4 million). In addition, administrative costs decreased in Brazil as a result of the redeployment of the work force discussed above. These decreases were partially offset by the inclusion of LM's operations for an entire year in 1997, ($3.2 million). As a percentage of sales, selling and administrative expenses declined to 13.6% in 1997 from 15.6% in 1996.

     Depreciation expense increased $2.9 million after giving effect to a $1.0 million reduction resulting from changes in foreign exchange rates. This increase was primarily due to the inclusion of LM for the full year ($1.5 million), the expansion of ABNB's manufacturing capacity in its new PSDM manufacturing facility ($0.7 million) and the acquisition of Sati ($0.7 million).

     Interest expense increased $3.9 million in 1997, primarily due to a full year of LM acquisition debt ($2.0 million), interest on the Sati acquisition indebtedness ($0.2 million), increased debt to fund the expansion of the Brazilian PSDM manufacturing facility ($.9 million) and higher revolving and other credit borrowings ($.8 million).

     Foreign translation losses, net, are a result of the translation of Brazilian local currency financial statements into US dollars.

     Other income, net increased by $0.5 million. The amounts are net of a loss on an interest rate lock in 1997 of $2.3 million and a litigation provision of $2.4 million in 1996. The amounts in 1997 include interest income on the refund in the fourth quarter of certain prior year tax deposits($1.1 million).

     Taxes on income (benefit) are calculated using effective tax rates for each tax jurisdiction and various assumptions such as state and local taxes and utilization of foreign tax credits. In 1997, a $4.0 million reversal of tax liabilities no longer required decreased the consolidated tax expense and resulted in a significant difference from the statutory rate. See Note G of "Notes To Consolidated Financial Statements."

     Minority interest in 1997 and 1996 represents the 22.5% minority interest in ABNB, and in 1996 included a 45% minority interest in LM.

     The 1997 extraordinary item of approximately $5.6 million represents the write off of deferred debt expenses and the premiums paid to retire approximately 87.7% of the 11-5/8% Notes, and is net of tax benefits of approximately $3.0 million.

COMPARISON OF RESULTS OF OPERATIONS - 1996 WITH 1995

     Sales increased by $103.3 million or 50.1% from 1995. Sales of Transaction Cards & Systems increased $69.6 million or 136.5%, principally due to increases in sales of stored-value telephone cards ($48.7 million) and LM's sales since June 1, 1996 ($20.6 million). Sales of Printing Services & Document Management increased $27.9 million or 131.0%, principally due to including Grafica Bradesco Ltda.'s ("Grafica Bradesco") sales for the full 1996 year and LM's sales since June 1, 1996. Sales of Security Printing Solutions increased $5.8 million or 4.3%, principally due to LM's sales since June 1, 1996 ($25.6 million), offset partially by decreased sales of food coupons ($9.0 million), personalized checks ($5.5 million, excluding LM's sales), currency ($3.0 million) and other products.

     Cost of goods sold increased $53.1 million or 35.6%, including LM's cost of sales ($30.1 million), from 1995, as a result of increased sales. As a percentage of sales, cost of goods sold declined to 65.3% in 1996 from 72.3% in 1995. Sales of Security Printing Solutions margins improved in 1996 due to product mix and the non-recurrence of certain charges that are included in the 1995 cost of sales. In addition, the percentage of cost of goods sold was also favorably impacted due to the cost reductions realized from the 1995 plant closure and downsizing plan, which was offset in part by the start-up of the Tennessee facility. The 1995 plant closure and downsizing plan was substantially completed in the second quarter of 1996. Margins were favorably impacted by increased sales of Transaction Cards & Systems as discussed above. The product mix in any given period is not indicative of the expected product mix in future periods.

     Selling and administrative expenses increased $8.4 million (21.1%) from 1995 principally due to the above acquisitions ($13.4 million), partially offset by reduced corporate overhead ($4.0 million) and sales of Security Printing Solutions selling expenses ($1.0 million) as a result of the 1995 restructuring. As a percentage of sales, selling and administrative expenses declined to 15.6% in 1996 from 19.3% in 1995.

     Depreciation expense increased $5.2 million in 1996 from 1995 primarily due to the LM acquisition ($3.3 million) and ABNB acquisition of Grafica Bradesco and the expansion of the Transaction Cards & Systems's manufacturing capacity ($2.8 million) partially offset by lower domestic depreciation expense ($0.9 million).

     Interest expenses increased $5.7 million in 1996 primarily due to debt incurred to acquire LM ($3.7 million) and to fund the ABNB's expansion of the Transaction Cards & Systems manufacturing capacity ($1.9 million).

     Foreign translation losses, net is a result of the translation of Brazilian local currency financial statements into US dollars.

     Other income, net, decreased $3.0 million principally due to the $2.4 million provision related to shareholder litigation (See Note N of "Notes to Consolidated Financial Statements," and an unrealized loss in marketable securities ($1.0 million) partially offset by increased interest and other income.

     Taxes on income (benefit) are calculated using effective tax rates for each tax jurisdiction and various assumptions such as state and local taxes and utilization of foreign tax credits. See Note G of "Notes To Consolidated Financial Statements."

     Minority interest principally represents the ABNB minority interest.

Restructuring

    In 1995, the Company recorded a pre-tax restructuring charge of approximately $14.3 million pursuant to a restructuring plan developed by management for the domestic security printing operations and the downsizing of its corporate offices. The plan was substantially completed in the second quarter of 1996.

    The 1995 restructuring charge provided for those reasonably estimable costs resulting from the plan, including costs that are: (i) associated with and will not benefit activities that will continue or generate future revenue and are incremental as a result of the plan; (ii) incurred under contractual agreements (i.e. leases and employment agreements) that existed prior to the commitment date that provide no future economic benefit; or (iii) related to asset impairments and writedowns resulting directly from the plan. The Company had estimated the pre-tax annual cost savings would be approximately $6.5 million, of which approximately $5.3 million were manufacturing related fixed costs. The Company began to realize the cost savings in the second quarter of 1996. The Company reduced its domestic workforce by about 27% and provided a $2.9 million reserve for severance and related costs.

     Asset re-valuations and writedowns accounted for $5.0 million of the 1995 charge which reduced certain assets to their net realizable value and primarily related to leasehold improvements.

     Lease and other facility obligations accounted for $6.4 million of the 1995 charge for facilities closed in 1996.

     The future cash outlays for the remaining restructuring reserve of $2.8 million at December 31, 1997 are anticipated to be $1.3 million in 1998, $1.3 million in 1999 and $0.2 million in 2000.

Liquidity and Capital Resources

     At December 31, 1997, the Company had approximately $17.3 million in cash and cash equivalents. In January 1996, ABN and ABNH entered into a $20.0 million revolving credit facility (the "Credit Facility") for general working capital and letters of credit purposes. At December 31, 1997, the Company had approximately $18.5 million of availability under the Credit Facility before reductions for $3.6 million of outstanding letters of credit and $3.2 million of borrowings. In addition, Sati had available an unused working capital revolving credit facility of approximately $1.3 million. The Company's long-term debt included $126.5 million of 10-3/8% Senior Notes due 2002 (the "10-3/8% Notes"), $95.0 million of 11-1/4% Senior Subordinated Notes due 2007 (the "11-1/4% Notes"), $8.0 million of 11-5/8% Senior Notes due 2002 (the "11-5/8% Notes"), $50.4 million of LM senior and subordinated non-recourse debt (the "LM debt"), $15.9 million of borrowings in Brazil, $9.4 million of Sati debt and $7.2 million of other debt. In March 1998, the $50.4 million of LM debt was refinanced.

     For the year ended December 31, 1997, the Company used cash of $0.7 million from operating activities compared to $7.6 million of cash flow generated from operating activities in 1996, and a use of cash of $4.5 million in 1995.

     Operating cash flows (before changes in operating assets and liabilities) decreased $1.4 million for 1997 as compared to 1996 principally as a result of decreased minority interest ($2.2 million) and a decreased non-cash provision for litigation expense ($2.4 million) partially offset by increased depreciation and amortization ($1.6 million). Operating cash flows (before changes in operating assets and liabilities) increased $33.0 million, in 1996 as compared to 1995, principally as a result of increased earnings ($26.5 million), depreciation and amortization ($6.6 million), and minority interest charges ($3.7 million), partially offset by decreased non-cash provisions for restructuring ($14.2 million). The increase in certain non-cash charges, such as depreciation and amortization, is due mainly to the LM and Sati acquisitions and increased capital expenditures in the prior year.

     Changes in operating assets and liabilities also affected cash flows. The net decrease in operating cash flows from such changes was $7.0 million higher in 1997 as compared to 1996 and was primarily due to the increase of inventories related to the startup of new contracts at LM and at the domestic subsidiaries, timing differences in the payment of accounts payable and prepaid expenses, and costs in excess of billings on uncompleted contracts. The net decrease in operating cash flows from such changes of $20.9 million, in 1996 as compared to 1995, was principally due to the LM acquisition, as certain operating assets, principally receivables ($8.5 million), were not acquired, and to increased levels of receivables and inventory in 1996 ($31.9 million), partially offset by changes in other assets and liabilities. The changes in assets and liabilities are due in part to acquisitions and levels required to support sales and production requirements.

     Investing activities for the years ended December 31, 1997, 1996 and 1995 used net cash flows of $21.8 million, $24.5 million and $6.1 million, respectively, primarily for capital expenditures of $18.1 million, $22.3 million and $10.4 million, respectively. In 1995, proceeds from the sale of a joint venture provided $4.7 million of cash. Investing activities for 1997 included $3.8 million for the acquisition of Sati, one of the leading check and document personalization companies in France, and the acquisition in Brazil of the leading manufacturer of personalized financial transaction cards. The reduced level of capital expenditures in the 1997 period reflected the substantial completion of the expansion of manufacturing capacity in Brazil. Capital expenditures in 1997 included $7.2 million for the purchase of assets related to new contracts for personalized financial documents in Brazil and Australia and government passports in Australia.

     The significant increase in capital expenditures in 1996 was due to several programs, including the completion of a three-year program at the Company's Rio de Janeiro facility, which added significant stored-value card production capabilities, and the establishment of advanced document printing, storage and distribution capabilities in its new Sao Paulo facility. The Company anticipates that capital expenditures in 1998 and 1999 will be approximately $11 million and $13 million, respectively. These amounts include approximately $5.0 million in each of 1998 and 1999 that management estimates will be required for maintenance in addition to capital expenditures required for new business. Such capital commitments include amounts that will be financed through operating leases, capital leases and other financing arrangements. The portion of capital commitments not financed through such leases and arrangements will be financed with working capital and cash flow.

     Financing activities for the years ended December 31, 1997, 1996 and 1995 provided net cash flows of $26.0 million, $7.5 million and $3.0 million, respectively. The activity in 1997, 1996 and 1995 was principally from borrowings in connection with capital expenditures, as well as refinancing and repayment of debt. In 1997 and 1996, $2.6 million and $2.9 million respectively of dividend payments were made to the ABNB minority shareholder.

     Financing activities for 1997 included the net proceeds from the issuance of $95.0 million of 11-1/4% Notes and related warrants to purchase shares of Common Stock which were used to redeem $57.0 million of principal amount of the 11-5/8% Notes. Financing activities also included the net proceeds from the issuance of $10.0 million of Convertible Debentures, increased long-term debt repayments, increased revolving credit borrowings and a decreased dividend payment to ABNB's minority shareholder. Financing activities included the $4.4 million payment of fees and expenses related to the issuance of the 11-1/4% Notes and $0.5 million of fees and expenses for the issuance of the Convertible Debentures. The cash portion of the early extinguishment of debt charges representing the premium to redeem the 11-5/8% Notes ($5.4 million) is included in financing activities.

     In the third quarter of 1997, the Company completed the acquisition of Sati for $11.6 million which was financed with $9.4 million of bank term loans and $2.2 million of the Company's Common Stock. In addition, the bank financing included a $1.7 million working capital revolver facility. The term loans have a term of six to seven years with the working capital revolver renewable on an annual basis. The loans are priced at PIBOR (Paris Interbank Offered Rate) plus 2% or approximately 5.3% as of year end. The bank loan facilities are secured by a pledge of Sati's subsidiaries' stock and an assignment of receivables. In addition, the facility permits the distribution of dividends of up to 25% of excess cash flow, as defined.

     In the fourth quarter of 1997, the sale of $95 million of 11-1/4% Notes and warrants in a private placement was completed, the proceeds of which were used to refinance approximately $57.0 million of the principal amount of the Company's 11-5/8% Notes due 2002, provide funds for several acquisitions and for general corporate purposes. The 11-1/4% Notes mature on December 1, 2007, have no sinking fund requirements and are not callable until December 2002. The 11-1/4% Notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (as defined). In connection with the sale of the 11-1/4% Notes, warrants to purchase 1,185,790 shares of the Company's Common Stock at $5.50 per share were issued.

Recent Developments

     In March 1998, the refinancing of the LM debt was completed. The new bank facilities include a five-year $55.3 million amortizing revolving credit facility and a five-year $3.3 million letter of credit facility. The revolving credit facility expires in March 2003 with semi-annual commitment step downs and is initially priced at the bank bill rate plus 1.75%, or approximately 6.6% at December 31, 1997. The bank facilities are secured by substantially all of LM's assets and the capital stock of the subsidiaries. The bank facility permits the distribution of dividends of up to 50% of free cash flow (as defined) which would have been approximately $1.6 million on a proforma basis under the terms of the facility in 1997. The facility agreement requires that 75% of the borrowings be hedged for interest rate risk. In addition, the new facility will extend the current bank maturities from 2001 to 2003 and will reduce amortization requirements in 1998 and 1999 when compared to the prior bank facility's amortization schedule.

     In March 1998, the Company, through a subsidiary of Sati, completed the acquisition of MCE S.A. (Monetique Cheque Edit) and CPS S.A. (CPS Technologies) for $3.3 million plus the refinancing of $1.8 million of outstanding bank debt. MCE personalizes bank checks and documents and CPS personalizes transaction and plastic cards for the French market. The acquisition and refinancing of outstanding bank debt was financed with $3.5 million of bank term loans and $1.6 million from the Company in the form of $1 million in cash and $0.6 million in Common Stock of the Company. In addition, the bank financing included a $0.8 million working capital revolving credit facility. The term loans have a term of six to seven years with the working capital revolver renewable on an annual basis. The loans are priced at PIBOR plus 2% with the pledge of MCE and CPS stock and a guarantee of the subsidiary that acquired MCE and CPS securing the bank facilities.

     In October 1998, the current three-year $20 million Credit Facility will mature. The Company intends to refinance this revolving credit facility with a new three to five year facility. Management believes that it will be able to accomplish the refinancing of the Credit Facility prior to its maturity.

     For the year ended December 31, 1997, the Company had made all required interest payments and was in compliance with its financing agreements. Certain financing agreements contain covenants which restrict the Company from incurring additional indebtedness without consent; however, borrowings under certain bank borrowing agreements, lease financings in the normal course of business, intercompany indebtedness and other obligations entered into in the ordinary course of business are permitted. Additionally, the Company and its subsidiaries are restricted from declaring or paying a cash dividend or making any distributions on its capital stock, purchasing or redeeming any equity interests or making investments, with certain exceptions.

     The Company and its subsidiaries are highly leveraged. At December 31, 1997, total consolidated long-term debt, excluding the current portion ($17.9 million), was approximately $293.2 million (representing approximately 84% of total capitalization).

     The high level of the Company's indebtedness poses certain risks, including the risk that the Company might not generate sufficient cash flow to service its obligations and the risk that the Company's capacity to respond to market conditions, extraordinary capital needs and other factors could be adversely affected. The Company's ability to service its debt depends upon the future performance of the Company's subsidiaries, which will be subject to prevailing economic and competitive conditions and to other factors, including the ability to generate cash at the Company's operating subsidiaries, to distribute that cash to the Company for debt service and to repatriate funds from foreign subsidiaries, particularly ABNB. Other future acquisitions and joint ventures in which the Company does not maintain 100% ownership, foreign legal and tax requirements, the terms of acquisition debt incurred or incurred in the future may further restrict the ability of newly acquired subsidiaries and joint venture investments to declare and pay dividends or make distributions.

    The Company expects to refinance the 11-1/4% Notes, 10-3/8% Notes and the remaining 11-5/8% Notes at or before their respective maturities; however, no assurance can be given as to the Company's ability to refinance such obligations, that the Company's revolving credit facility will be available when required or that prevailing interest rates will be advantageous to the Company. In the event that the Company is unable to refinance its indebtedness as it matures or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of or the interest on the 10-3/8% Notes, the 11-1/4% Notes, and the remaining 11-5/8% Notes and other long-term indebtedness of the Company would be adversely affected.

     Management of the Company believes that cash flows from operations together with cash balances, availability of funds under its and its subsidiaries' credit facilities and proceeds from asset sales will be sufficient to service debt and fund capital expenditures for the next twelve months. The Company also believes that it and its subsidiaries possess sufficient unused debt capacity and access to debt and equity markets to pursue additional acquisition opportunities and meet extraordinary working capital needs as they arise.

Tax Law Changes

     As a result of Brazilian tax legislation, effective for 1996, the 15% dividend withholding tax on earnings after 1995 was eliminated. Additionally, in 1996, tax legislation which permitted Brazilian companies to elect to deduct dividends in computing taxable income, subject to certain limitations, also provided for a 15% withholding tax on dividends distributed in this manner. The statutory tax rate in Brazil is approximately 33%.

Accounting Pronouncements

     The Company anticipates that the 1998 adoption of recently issued accounting standards, as discussed in Note A, will not have a material impact on the Company's financial statements.

     During 1997, the Securities and Exchange Commission issued new disclosure rules related to derivatives and exposures to market risk from derivative financial instruments, other financial instruments, and certain derivative commodity instruments. The Company is currently evaluating these disclosure requirements which are required to be presented in annual reports for years ending after June 15, 1998.

Impact of Inflation

    In 1994, the Brazilian government introduced a new currency as part of the government's economic stabilization program designed to reduce the country's hyper-inflation. As a result of this program, the inflation rate has decreased substantially to approximately 4.5% for 1997, 10% for 1996 and 23% for 1995 as compared to 941% for 1994. The Company translates ABNB's financial statements as if ABNB were operating in a hyperinflationary economy. Currently, gains and losses resulting from translation and transactions are determined using a combination of current and historical rates and are reflected in earnings. Effective January 1, 1998, the method of translating ABNB's financial statements will be changed to reflect gains and losses as a separate component of equity. The effect of the change will reduce stockholders' equity by approximately $1.7 million with a corresponding credit to deferred taxes. The Company's domestic, Australian, New Zealand and French operations are not significantly affected by inflation. ABNB's sales represented 42% and 53% of consolidated sales in 1997 and 1996, respectively.

Foreign Operations

     The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US dollars and, in the case of LM, ABNB and Sati, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. The Company has, from time to time, entered into foreign currency option contracts to limit the effect of currency fluctuations on future expected cash receipts from Brazil which are used for general parent company purposes, including debt service. The options generally have covered periods from two to four months from the date of purchase. In addition, the Company has established restricted investment accounts which are controlled by the parent, and in the case of ABNB, have funds which are from time to time invested in US$-indexed money market investments. Such activities may be discontinued at any time depending on, among other things, management's views concerning future exchange rates and the cost of such contracts. The Company has not engaged in material hedging activities. Currently, repatriation of earnings from ABNB is permitted, subject to certain approvals. Dividends or distributions from Brazil could be subject to government restrictions in the future. In 1997 and 1996, the Company received $8.9 million and $9.9 million, respectively, in dividends from ABNB.

     Earnings on foreign investments, including operations and earnings of foreign companies in which the Company may invest or rely upon for sales, are generally subject to a number of risks, including high rates of inflation, currency exchange rate fluctuations, trade barriers, exchange controls, government expropriation and political instability and other risks. These factors may affect the results of operations in selected markets included in the Company's growth strategy, such as in Latin America and Asia. The Company's financial performance on a dollar-denominated basis can be significantly affected by changes in currency exchange rates and inflation. The Company's cash balances and borrowings in foreign currency can mitigate the effects of fluctuating currency exchange rates; however, borrowings and investments in foreign currency and markets may not be available or practical and may face local interest rate and principal risks. In addition, adverse changes in foreign interest and exchange rates could adversely affect the Company's ability to meet its interest and principal obligations as well as applicable financial covenants with respect to its dollar-denominated debt, including the 11-1/4% Notes, the 10-3/8% Notes, the remaining 11-5/8% Notes and other indebtedness of the Company.

     See Notes A and M of "Notes to Consolidated Financial Statements" for the disclosure of certain financial information relating to foreign operations.

    The Company has from time to time reorganized and restructured, and may in the future reorganize and restructure, its foreign operations based on certain assumptions about the various tax laws (including capital gains and withholding tax), foreign currency exchange and capital repatriation laws and other relevant laws of a variety of foreign jurisdictions. While management believes that such assumptions are correct, there can be no assurance that foreign taxing or other authorities will reach the same conclusion. If such assumptions are incorrect, or if such foreign jurisdictions were to change or modify such laws, the Company may suffer adverse tax and other financial consequences which could impair the Company's ability to meet its payment obligations on the 11-1/4% Notes, 10-3/8% Notes, the remaining 11-5/8% Notes and other indebtedness of the Company.

YEAR 2000 ISSUE

     The Year 2000 issue involves the risk that computer systems using two-digit date fields will fail to properly recognize the Year 2000, resulting in computer system failures for businesses, government agencies, service providers, vendors and customers. The Company has formed a cross-functional task force for assessing the Company's Year 2000 readiness. The task force has developed a plan to assess the Company's Year 2000 risk and is in the process of performing its review. The Company has initiated discussions with its key suppliers and customers to determine whether they have any Year 2000 issues which could impact the Company.

     The Company anticipates that certain software will require replacement or modification. However, based on its review to date, the Company does not expect the cost of software replacement or modification to be material to its financial position or results of operations. Estimates of the related costs are based on assumptions, including the continued availability of certain resources, the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K, under the captions, "The Company," "Business," and "Management Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic, political, market and business conditions, which may, among other things, affect demand for the Company's products; economic conditions, inflation and currency exchange rates in those foreign countries in which the Company generates a large portion of its sales and earnings (including Brazil,

Australia and France, which accounted for approximately 42%, 24% and 3%, respectively, of sales and approximately 41%, 26% and 1%, respectively, of operating earnings, respectively, in 1997 before allocation of corporate overhead) which may, among other things, affect the Company's ability to service its debt; new product development and technological advances which may, among other things, affect the Company's printing business and certain government contract performance; new plant and contract start-up conditions which may, among other things, affect the profitability of the Company's operations; seasonality; competition; changes in business strategy or expansion plans; raw material costs and availability; customer inventory levels; the loss of any of the Company's significant customers; the ability to achieve anticipated cost reductions and synergies; the possibility of unsuccessful bids for government contracts; changes in, or the failure of the Company to comply with, government regulations, bid requirements or product specifications; and other factors referenced in this Report. The Company's stock and bond business is also subject to certain risks, such as the trend towards shorter settlement cycles and book entry ownership, which may impact future results. The complete elimination of or substantial reduction in the domestic use of certificates or changes in NYSE requirements would have a material adverse effect on the sales and earnings of the Company.

    The future results of the Company's food coupon printing is subject to the acceptance and implementation of electronic card-based systems. Benefit reforms and high levels of food coupon inventory, will continue to impact the Company's results. The USDA is promoting the nationwide issuance of electronic card-based food coupon benefits and by 1998, approximately one-half of the states had begun implementation or had awarded contracts for these type of systems.

     Transaction Cards & Systems is subject to certain risks which may impact future results including continued consumer acceptance and rate of conversion of coin based telephones and other devices to card systems. In Brazil, stored-value telephone card sales volume is expected to be lower in 1998 due to these factors and customer inventory levels. Other forward looking risks affecting the Company's business are as described in filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

ITEM 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company and its subsidiaries are set forth herein:

     Independent Auditors' Report

     Consolidated Statements of Operations - Years Ended
       December 31, 1997, 1996 and 1995

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Stockholders' Equity - Years Ended
       December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years Ended
       December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

SCHEDULE
     Schedule I - Condensed Financial Information of Registrant
                  For the Year Ended December 31, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Banknote Corporation
New York, New York

     We have audited the accompanying consolidated balance sheets of American Banknote Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the consolidated financial statement schedule listed
in Item 14.   These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Banknote Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly in all material aspects, the information set forth therein.




DELOITTE & TOUCHE  LLP
March 17, 1998
New York, New York

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

                                                    Year Ended December 31
                                                 1997        1996        1995
Sales . . . . . . . . . . . . . . . . . .     $ 336,359   $ 309,450   $ 206,164

Costs and expenses:
  Cost of goods sold. . . . . . . . . . .       229,812     202,158     149,035
  Selling and administrative. . . . . . .        45,662      48,263      39,851
  Restructuring and idle equipment. . . .                                14,304
  Depreciation and amortization . . . . .        22,937      20,042      14,824
                                                298,411     270,463     218,014

                                                 37,948      38,987     (11,850)

Other (expense) income:
  Interest expense. . . . . . . . . . . .       (32,762)    (28,864)    (23,147)
  Foreign translation losses, net . . . .          (130)       (255)        (38)
  Other, net. . . . . . . . . . . . . . .           342        (135)      2,824
                                                (32,550)    (29,254)    (20,361)
    Income (loss) before taxes on income
      (benefit) and minority interest . .         5,398       9,733     (32,211)

Taxes on income (benefit). .  . . . . . .        (1,435)        400     (11,359)

    Income (loss) before
      minority interest . . . . . . . . .         6,833       9,333     (20,852)

Minority interest . . . . . . . . . . . .         2,993       5,234       1,563

    Income (loss) before
      extraordinary item. . . . . . . . .         3,840       4,099     (22,415)

Extraordinary item - early
    extinguishment of debt. . . . . . . .        (5,589)

     Net income (loss). . . . . . . . . .     $  (1,749)  $   4,099   $ (22,415)


Net income (loss) per common share - Basic:
    Before extraordinary item . . . . . .     $    0.18   $    0.21   $   (1.17)
    Extraordinary item. . . . . . . . . .         (0.28)
                                              $   (0.10)  $    0.21   $   (1.17)

Net income (loss) per common share - Diluted:
    Before extraordinary item . . . . . .     $    0.18   $    0.20   $   (1.17)
    Extraordinary item. . . . . . . . . .         (0.27)
                                              $   (0.09)  $    0.20   $   (1.17)

See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                                December 31
                                                             1997         1996
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . . . .    $ 17,323     $ 14,256
  Marketable securities -at market (cost $1,746). . . .                    2,133
  Accounts receivable, net of allowance for
    doubtful accounts of $986 and $981. . . . . . . . .      57,422       46,611
  Costs in excess of billings, of $2,848 in 1997,
    on uncompleted contracts. . . . . . . . . . . . . .       5,442          890
  Inventories . . . . . . . . . . . . . . . . . . . . .      41,686       35,622
  Deferred income taxes . . . . . . . . . . . . . . . .       3,046        4,261
  Prepaid expenses and other  . . . . . . . . . . . . .      11,371        9,362
                   Total current assets . . . . . . . .     136,290      113,135

Property, plant and equipment, at cost, net of
  accumulated depreciation and amortization . . . . . .     258,724      253,987

Other assets. . . . . . . . . . . . . . . . . . . . . .      25,918       27,974

Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $8,863 and $5,662 . . . . . . . . . .      82,604       85,282
                                                           $503,536     $480,378
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving credit facilities . . . . . . . . . . . . .     $ 7,523     $  3,103
  Current portion of long-term debt . . . . . . . . . .      17,886       14,450
  Accounts payable and accrued expenses . . . . . . . .      54,761       60,049
                   Total current liabilities. . . . . .      80,170       77,602

Long-term debt . . . . . . . .  . . . . . . . . . . . .     293,215      263,548

Other liabilities . . . . . . . . . . . . . . . . . . .      21,466       24,706

Deferred income taxes . . . . . . . . . . . . . . . . .      32,808       47,456

Minority interest . . . . . . . . . . . . . . . . . . .      20,836       20,789
                                                            448,495      434,101
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
    no shares issued or outstanding
  Zero Coupon Convertible Subordinated Debentures . . .       8,326
  Common Stock, par value $.01 per share,
    authorized 50,000,000 shares; issued 21,134,769
    shares and 20,137,880 shares. . . . . . . . . . . .         211          202
  Capital surplus . . . . . . . . . . . . . . . . . . .      74,713       68,609
  Retained-earnings (deficit) . . . . . . . . . . . . .     (23,282)     (21,362)
  Treasury stock, at cost (281,000 shares). . . . . . .      (1,253)      (1,253)
  Cumulative currency translation adjustment. . . . . .      (3,674)          81
                   Total stockholders' equity . . . . .      55,041       46,277
                                                           $503,536     $480,378

See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1997

                       Zero
                      Coupon                                                         Cumulative
                    Subordinate                           Retained          Pension   Currency
                    Convertible  Common Stock    Capital  Earnings   Treas.  Liabil. Translation
                     Debentures   Shares Amount  Surplus  (Deficit)  Stock   Adjust.   Adjust.   Total
                                                     (Amounts in thousands)
Balance -
 January 1, 1995. . .             19,290  $ 193  $66,883  $ (3,046) $(1,253)                   $62,777

Issuance in
  connection with
  option plans. . . .                102      1      208                                           209
Pension liability
  adjustment. . . . .                                                         $(218)              (218)
Net loss. . . . . . .                                      (22,415)                            (22,415)
Balance -
 December 31, 1995. .             19,392    194   67,091   (25,461)  (1,253)   (218)            40,353
Issuance of common
  shares in
  connection with
  acquisitions. . . .                427      5      825                                           830
Issuance in
  connection with
  option and
  compensation plans.                319      3      693                                           696
Foreign currency
  translation
  adjustment . . . .                                                                    $ 81        81
Pension liability
  adjustment. . . . .                                                           218                218
Net income. . . . . .             ______          ______     4,099   ______   _____              4,099
Balance -
 December 31, 1996. .             20,138    202   68,609   (21,362)  (1,253)              81    46,277

Issuance in
  connection with
  an acquisition. . .                423      4    2,130                                         2,134
Issuance in
  connection with
  option and
  compensation plans .               349      3    1,381                                         1,384
Issuance of zero
  coupon
  subordinated
  convertible
  debentures. . . . .   $9,055                       495                                         9,550
Imputed interest on
  zero coupon
  debentures. . . . .      171                                (171)
Conversion of
  zero coupon
  debentures. . . . .     (900)      225      2      898
Issuance of 1997
  Warrant . . . . . .                              1,200                                         1,200
Foreign currency
  translation
  adjustment                                                                          (3,755)   (3,755)
Net (loss). . . . . .                                       (1,749)                             (1,749)
Balance -
 December 31, 1997      $8,326    21,135  $ 211  $74,713  $(23,282) $(1,253)  $   -  $(3,674)  $55,041


See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
                                                           (in thousands)
                                                   1997       1996       1995
Operating Activities:
  Income (loss) before extraordinary item. . . . $  3,840   $  4,099   $(22,415)
  Adjustments to reconcile income (loss) to
     net cash provided by operating activities:
  Depreciation and amortization. . . . . . . . .   25,909     24,326     17,742
  Unrealized loss (gain) on
    marketable securities. . . . . . . . . . . .      (45)       819     (1,061)
  Deferred taxes . . . . . . . . . . . . . . . .   (7,776)   (10,667)   (16,650)
  Minority interest. . . . . . . . . . . . . . .    2,993      5,234      1,563
  Provision for litigation . . . . . . . . . . .               2,400
  Restructuring and idle equipment . . . . . . .                         14,223
  Foreign translation losses, net. . . . . . . .      111        255         38
  Changes in operating assets and liabilities,
     net of effects from acquisitions:
     Marketable securities . . . . . . . . . . .    2,144                (1,253)
     Accounts receivable . . . . . . . . . . . .   (6,152)   (15,203)    10,501
     Inventories . . . . . . . . . . . . . . . .   (8,171)    (3,534)     1,734
     Costs in excess of billing on
       uncompleted contracts . . . . . . . . . .   (4,552)      (890)
     Prepaid expenses and other. . . . . . . . .   (2,563)     1,250     (7,466)
     Accounts payable and accrued expenses . . .   (5,591)      (788)    (3,839)
     Other . . . . . . . . . . . . . . . . . . .     (894)       337      2,432
Net cash (used in) provided by
  operating activities . . . . . . . . . . . . .     (747)     7,638     (4,451)
Investing Activities:
  Acquisitions of subsidiaries . . . . . . . . .   (3,841)    (2,491)
  Capital expenditures . . . . . . . . . . . . .  (18,063)   (22,283)   (10,378)
  Proceeds from sale of joint venture. . . . . .                          4,718
  Proceeds from sale of assets . . . . . . . . .      820        699        211
  Other  . . . . . . . . . . . . . . . . . . . .     (717)      (385)      (650)
Net cash used in investing activities. . . . . .  (21,801)   (24,460)    (6,099)

Financing Activities:
  Other long-term borrowings . . . . . . . . . .               8,342      3,415
  Revolving credit facilities, net . . . . . . .    4,420      3,103
  Payment of long-term debt. . . . . . . . . . .  (14,310)    (1,076)      (451)
  Proceeds from zero coupon subordinated
    convertible debentures (net of related
      expenses of $450). . . . . . . . . . . . .    9,550
  Proceeds from financing:
    11-1/4% Senior Subordinated Notes, (net
      of related expenses $4,389). . . . . . . .   89,411
    Warrants . . . . . . . . . . . . . . . . . .    1,200
  Redemption of 11 5/8% Notes . . .  . . . . . .  (62,417)
  Dividend to minority shareholder . . . . . . .   (2,587)    (2,867)
  Other. . . . . . . . . . . . . . . . . . . . .      718                    20
Net cash provided by financing activities. . . .   25,985      7,502      2,984
Effect of foreign currency exchange rate
   changes on cash and cash equivalents. . . . .     (370)        51       (567)
Increase (Decrease) in cash and cash equivalents    3,067     (9,269)    (8,133)
Cash and cash equivalents - beginning of year. .   14,256     23,525     31,658
Cash and cash equivalents - end of year  . . . . $ 17,323   $ 14,256   $ 23,525

Supplemental cash payments:
  Taxes. . . . . . . . . . . . . . . . . . . . . $  6,472   $  9,490   $  3,680
  Interest . . . . . . . . . . . . . . . . . . . $ 32,588   $ 27,130   $ 21,857

See Notes to Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation and Summary of Significant Accounting Policies

American Banknote Corporation is a holding company (the "Company") and through its subsidiaries in the United States, Brazil, Australia, New Zealand and France, operates in a single industry, secured products and systems, with three principal product lines: Transaction Cards & Systems; Printing Services & Document Management; and Security Printing Solutions. The Company's principal subsidiaries are: American Bank Note Company ("ABN"), American Bank Note Holographics, Inc. ("ABNH"), American Bank Note Company Grafica e Servicos Ltda. ("ABNB"), a 77.5% owned Brazilian company, American Banknote Australasia Holdings, Inc. ("ABAH"), its Australian subsidiary, ABN Australasia Limited ("LM") and Sati Holdings SA ("Sati"), its French subsidiary.

1. Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated. Certain reclassifications have been made to the 1996 and 1995 balances to conform to the 1997 presentation.

2. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Translation of Financial Statements: The results of the ABN's foreign operations other than ABNB are translated into US dollars using average exchange rates during the period, while assets and liabilities are translated using current rates. Resulting translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in earnings. Through December 31, 1997, ABNB operated in a hyper-inflationary economy, and gains and losses for ABNB resulting from translation and transactions were determined using a combination of current and historical rates. Effective January 1, 1998, as a result of continued decreased inflation rates in Brazil, the method of translating ABNB's financial statements will be changed to reflect gains and losses as a separate component of stockholders' equity. The effect of this change will be to reduce stockholders' equity by approximately $1.7 million, with a corresponding credit to deferred income taxes.

4. Cash and Cash Equivalents: All highly liquid investments with a maturity of three months or less, when purchased, are considered to be cash equivalents.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Marketable Securities: Such investments are held for trading purposes and changes in the market value are reflected in earnings.

6. Inventories and Revenue Recognition: Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method. Revenue is generally recognized when goods are shipped. However, pursuant to terms with certain customers, completed items are sometimes stored at the Company's premises and, in those instances, revenue is recognized when the goods are transferred to the on-site secured facility. At December 31, 1997 and 1996, accounts receivable from these customers totaled $7.8 million and $1.1 million, respectively. Additionally, certain contracts are accounted for by the percentage of completion method.

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

9. Long-Lived Assets: The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount of fair value less cost to sell.

10. Research and Development: Research and development costs are expensed as incurred (1997 - $0.7 million, 1996 - $0.9 million and 1995 - $0.4 million).

11. Net Income (Loss) Per Share: In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All prior period earnings per share data have been restated to conform to the provisions of this statement.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of basic and diluted income (loss) per share follows:

                                                          1997     1996      1995
                                                              (in thousands)
  Income (loss)before extraordinary items. . . .         $ 3,840  $ 4,099   $(22,415)
  Accretion of zero coupon subordinated
    convertible debentures . . . . . . . . . . .            (171)       -          -
  Numerator for basic and diluted income per common share
    Income (loss) attributable to common
    stockholders before extraordinary item . . .         $ 3,669  $ 4,099   $(22,415)
  Denominator for basic income (loss) per common share:
    Weighted-average shares. . . . . . . . . . .          20,140   19,650     19,200
    Effect of dilutive employee stock
    options and non-vested share issuances . . .             660      520          -
  Denominator for diluted income (loss) per share-
    weighted-average shares and assumed conversions       20,800   20,170     19,200

The 1997 denominator for computing diluted income per share excludes approximately 3.8 million shares of Common Stock that are reserved for the exercise of warrants to purchase approximately 1.6 million shares of Common Stock, conversion of zero coupon subordinated convertible debentures into approximately 1.9 million shares of Common Stock and the exercise of approximately 0.3 million stock options. The 1996 and 1995 denominator for computing diluted income per share excludes approximately 0.1 million shares and 1.9 million shares of Common Stock, respectively, that are reserved for the exercise of stock options and warrants. The exercise or conversion prices of these securities is greater than the average market price of the common shares and their inclusion would be antidilutive to diluted income per share.

12. Business Information: Sales to the United States government (principally food coupons) were 7%, 7% and 15% of consolidated sales for the years ended December 31, 1997, 1996 and 1995, respectively. Sales to a customer in Brazil (national telephone company) were 11%, 24% and 13% of consolidated sales for the years ended December 31, 1997, 1996 and 1995, respectively. Sales to the ABNB minority owner were 12%, 14% and 12% of consolidated sales in 1997, 1996 and 1995, respectively.

Stock and bond printing accounted for approximately 7%, 8% and 11% of consolidated sales for the years ended December 31, 1997, 1996 and 1995, respectively. The elimination of printed certificates continues to be advocated by various organizations in favor of the use of book-entry systems for recording security ownership. The complete elimination of or substantial reduction in the domestic use of certificates or NYSE requirements would have a material adverse effect on the sales and earnings of the Company.

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future results of the Company's food coupon printing is subject to the acceptance and implementation of electronic card-based systems. Benefit reforms and high levels of food coupon inventory, will continue to impact the Company's results. The USDA is promoting the nationwide issuance of electronic card-based food coupon benefits and by 1997, approximately one-half of the states had begun implementation or had awarded contracts for these type of systems.

13. Supplemental Cash Flow Information: In 1997, shares of Common Stock were issued or reserved as follows: 423,098 shares were issued in connection with the Sati acquisition (valued at approximately $2.1 million); 224,688 shares were issued upon conversion of $1.0 million principal amount of zero coupon subordinate convertible debentures; and 164,000 shares were issued and reserved in connection with compensation plans for employees and directors (valued at approximately $0.7 million). In addition, in 1997 in connection with the acquisition of property, plant and equipment, approximately $2.5 million of seller financing was assumed. In 1996, 426,617 shares Common Stock were issued in connection with acquisitions (valued at approximately $0.8 million and 483,500 shares of Common Stock were issued and reserved in connection with compensation plans for employees and directors (valued at approximately $0.7 million). In addition, in 1996, the Company entered into a contract payable in connection with the LM acquisition in the face amount of $4.8 million. In 1995, 97,725 shares of Common Stock were issued and reserved in connection with compensation plans for employees and directors (valued at approximately $0.2 million). In addition, in 1995 ABNB acquired the security printing operations of Grafica Bradesco Ltda. ("Grafica Bradesco"), from Banco Bradesco, S.A., in exchange for 22.5% interest in ABNB.

14. Export Sales: US export sales were 5%,6% and 7% of consolidated sales for the years ended December 31, 1997, 1996 and 1995, respectively.

15.  Foreign Currency Options   The Company periodically enters into foreign
currency options in order to hedge dividends denominated in foreign currency. The purpose of the foreign currency hedging activities is to protect the Company from the risk of devaluation of expected dollar cash flows of dividends from ABNB. Generally, gains or losses on an option are deferred until the option expires or is exercised, at which time it is included in the amount of the underlying transaction.

16. Impact of Accounting Pronouncements: SFAS No. 129, "Disclosure of Information about Capital Structure," issued in February 1997 is effective for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997, is effective for fiscal years beginning after December 15, 1997 and requires presentation of total nonowner changes in equity for all periods displayed. The Company plans to adopt this statement for the year ending December 31, 1998, and is evaluating alternative disclosure formats suggested by the standard.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997 is required to be adopted effective December 31, 1998. SFAS No. 131 requires, among other things, that financial and descriptive information be provided about its reportable operating segments. Under this statement operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company continues to evaluate the effects, if any, of the adoption of the new standard.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued in February 1998, is effective for periods beginning after December 15, 1997. The Company is currently evaluating the required disclosures under this new standard.

The AICPA Accounting Standards Executive Committee issued in October 1996, Statement of Position 96-1, "Environmental Remediation Liabilities.," The adoption of this pronouncement in 1997 did not have a material effect on the Company's financial condition and results of operations.

Note B - Acquisitions

In 1996, in a two step transaction, the Company acquired a 100% equity interest in LM. As of May 1, 1997, the Company acquired the plastic cards division of a company in Brazil, Menno Equipamentos para Escritorio Ltda. ("Menno"), and on August 26, 1997 acquired a 100% equity interest in Sati. The total purchase price and the net assets acquired in these acquisitions in 1997 and 1996 follow (in thousands):
                                                       1997        1996
  Net working capital (deficiency) . . . . . . .     $ 1,393     $ (2,124)
  Property, plant and equipment. . . . . . . . .       8,743       23,488
  Excess of cost of investment over
    net assets acquired. . . . . . . . . . . . .       8,669       52,885
  Other long-term assets . . . . . . . . . . . .       2,425        3,914
  Deferred debt expense. . . . . . . . . . . . .         477        3,273
  Long-term liabilities. . . . . . . . . . . . .        (419)      (2,239)
     Net purchase prices . . . . . . . . . . . .      21,288       79,197
  Common Stock issued. . . . . . . . . . . . . .      (2,134)
  Acquisition financings . . . . . . . . . . . .     (15,313)     (76,706)
     Net cash cost of acquisitions . . . . . . .     $ 3,841      $ 2,491

On an unaudited pro-forma basis, assuming the above acquisitions had been made as of January 1, 1996, consolidated sales for the years ended December 31, 1997 and 1996 would have increased by approximately $16.0 million and $69.3 million, respectively, and net income would have increased by approximately $0.2 million ($.01 per basic and diluted share) and $1.1 million ($.05 per basic and diluted share), respectively.

The above transactions were accounted under the purchase method. The Company believes the unaudited pro-forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made as of January 1, 1996 or of the results which will occur in the future. The results of operations of the acquired entities are consolidated in the Company's financial statements from the respective acquisition dates, except for Sati, which is as of August 1, 1997.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Inventories
                                                        December 31
                                                       1997         1996
                                                       (in thousands)
   Finished goods. . . . . . . . . . . . .          $  6,454     $  6,288
   Work-in-process . . . . . . . . . . . .            17,356       14,905
   Raw material and supplies . . . . . . .            17,876       14,429
                                                    $ 41,686     $ 35,622

Note D - Property, Plant and Equipment
                                                        December 31
                                                      1997        1996
                                                        (in thousands)
   Land. . . . . . . . . . . . . . . . . .          $  3,612     $  2,852
   Buildings and improvements. . . . . . .            28,408       25,861
   Rolls and dies. . . . . . . . . . . . .           173,557      174,037
   Machinery, equipment and fixtures . . .           157,354      136,309
   Leasehold improvements. . . . . . . . .             5,119        4,905
   Construction in progress. . . . . . . .             4,613        6,408
                                                     372,663      350,372
   Accumulated depreciation
     and amortization. . . . . . . . . . .           113,939       96,385
                                                    $258,724     $253,987

Note E - Accounts Payable and Accrued Expenses
                                                         December 31
                                                      1997        1996
                                                        (in thousands)
   Accounts payable - trade. . . . . . . .          $ 25,387     $ 23,967
   Accrued expenses. . . . . . . . . . . .             9,405        6,658
   Customers' advances . . . . . . . . . .             1,454        2,120
   Salaries and wages. . . . . . . . . . .             6,279        9,431
   Restructuring and acquisition
     related accruals. . . . . . . . . . .             2,849        3,898
   Interest payable. . . . . . . . . . . .             3,311        5,679
   Other . . . . . . . . . . . . . . . . .             6,076        8,296
                                                    $ 54,761     $ 60,049

Note F - Other (Expense) Income

Other (expense) income for the years ended December 31, follows:
                                             1997       1996       1995
                                                   (in thousands)

   Interest income and other. . . . . .    $  2,483   $  2,841   $  1,658
   Gain (loss) on securities. . . . . .         130       (576)     1,166
   Loss on interest rate lock . . . . .      (2,271)
   Litigation provision . . . . . . . .                 (2,400)
                                           $    342   $   (135)  $  2,824

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Taxes on Income

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.

Taxes on income (benefit) for the years ended December 31, follows:
                                             1997       1996       1995
                                                   (in thousands)
   Current
     Foreign. . . . . . . . . . . . .      $  5,632   $ 10,624   $  4,755
     State and local. . . . . . . . .           709        443        536
                                              6,341     11,067      5,291
   Deferred
     Federal. . . . . . . . . . . . .        (8,097)    (8,598)   (14,209)
     Foreign. . . . . . . . . . . . .         1,620       (914)    (1,993)
     State and local. . . . . . . . .        (1,299)    (1,155)      (448)
                                             (7,776)   (10,667)   (16,650)
                                           $ (1,435)  $    400   $(11,359)

A reconciliation of the taxes on income (benefit) and the amount computed by applying the federal income tax statutory rate follows:
                                             1997       1996       1995
                                                   (in thousands)

   Statutory tax (benefit). . . . . . .    $  1,889   $  3,406   $(10,952)
   Adjustments due to rate changes. . .                            (2,837)
   Difference between federal and
     foreign statutory rates. . . . . .        (270)    (1,311)     1,390
   Non-deductible goodwill. . . . . . .       1,229        866
   Brazil dividend deduction. . . . . .      (2,090)    (1,428)       601
   US tax on Brazil dividend. . . . . .       1,643
   Reversal of liabilities no longer
     required . . . . . . . . . . . . .      (4,035)
   State and local income taxes, net
     of federal benefit . . . . . . . .        (179)      (867)        58
   Other. . . . . . . . . . . . . . . .         378       (266)       381
                                           $ (1,435)  $    400   $(11,359)

In 1995, the Company adjusted its deferred tax assets and liabilities for the estimated effect of a decrease in Brazil's tax rates enacted in the fourth quarter of 1995. The effect of this non-cash item was to decrease deferred income taxes in 1995 by $2.8 million.

The Company files a US corporate consolidated federal income tax return which includes its domestic subsidiaries. The Company has an alternative minimum tax credit carryforward of approximately $0.8 million, which is available to offset future US federal income tax. At December 31, 1997, the Company's US net operating loss carryforwards were approximately $71.0 million, which are scheduled to expire as follows: $2.7 million, $20.9 million, $24.5 million and $22.9 million in 2009, 2010, 2011 and 2012, respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective for 1996, as a result of Brazilian tax legislation, the 15% dividend withholding tax on earnings generated after 1995 was eliminated. Additionally, in 1996, tax legislation was enacted which permits Brazilian companies to elect, subject to certain limitations, to deduct dividends in computing
taxable income.   However, there is a 15% withholding tax on dividends
distributed in this manner.

At December 31, 1997, the unrepatriated earnings of ABNB, LM and Sati are approximately $23.8 million, $5.0 million and $0.1, respectively, and are considered permanently invested overseas.

The tax effects of the items comprising the Company's deferred income tax assets and liabilities are as follows:

                                                        December 31
                                                      1997         1996
                                                        (in thousands)
   Current deferred tax assets:
     Accrued expenses. . . . . . . . . . . . . .    $    869     $  1,544
     Other . . . . . . . . . . . . . . . . . . .       2,177        2,717
                                                    $  3,046     $  4,261

   Long-term deferred tax assets
     included in other assets. . . . . . . . . .    $      -     $  1,108

   Deferred tax liabilities:
     Difference between book and tax basis of assets
       acquired in acquisitions and mergers. . .    $ 61,084      $65,952
     Excess tax over book depreciation . . . . .       6,256        6,524
     Other . . . . . . . . . . . . . . . . . . .       1,548        2,780
                                                      68,888       75,256
   Non-current deferred tax assets:
     Operating loss carryforwards
       and tax credits . . . . . . . . . . . . .     (28,480)     (17,979)
     Restructuring expenses. . . . . . . . . . .      (1,199)      (4,114)
     Litigation. . . . . . . . . . . . . . . . .        (451)        (984)
     Other . . . . . . . . . . . . . . . . . . .      (5,950)      (4,723)
                                                     (36,080)     (27,800)
           Net deferred tax liabilities. . . . .    $ 32,808     $ 47,456

Note H - Revolving Credit and Long-Term Debt

In 1996, the Company entered into a $20 million revolving credit facility (the "Credit Facility") which matures on October 30, 1998. At maturity, the Company intends to refinance this Credit Facility with a new facility. At December 31, 1997, interest under the Credit Facility, as defined, was 9.0%. The weighted average interest rate in 1997 and 1996 was approximately 9.0% and 9.25%, respectively. The Credit Facility is an asset-based facility secured by certain accounts receivable and inventory (total carrying value of approximately $24.0 million at December 31, 1997). At December 31, 1997, the Company had approximately $18.5 million of availability under the Credit Facility before reductions for $3.6 million of outstanding letters of credit and $3.2 million of borrowings. At December 31, 1997, LM had outstanding approximately $3.3 million under a working capital facility which was

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

refinanced as discussed below. Additionally, a subsidiary of the Company had an outstanding bank borrowing of approximately $0.6 million, which is amortized monthly and bears interest at 9.0%. Sati had outstanding approximately $0.4 million in connection with a working capital facility discussed below. The unused availability in connection with the Sati facility was approximately $1.3 million.

Long-Term Debt consists of the following (in thousands):
                                                            December 31
                                                         1997      1996

  10-3/8% Senior Notes, due June 1, 2002 (a). . . . .  $126,500  $126,500
  11-1/4% Senior Subordinated Notes, due December 1,
    2007, net of unamortized discount of $1,188 (b) .    93,812
  11-5/8% Senior Notes, due August 1, 2002, net of
    unamortized discount of $105 and $1,005 (c) . . .     7,897    63,995
  LM non-recourse debt (d). . . . . . . . . . . . . .    50,417    70,756
  ABNB financing (e). . . . . . . . . . . . . . . . .    15,933    10,277
  Sati borrowings (f) . . . . . . . . . . . . . . . .     9,352
  Other, ranging from 8% to 9.5%. . . . . . . . . . .     7,190     6,470
                                                        311,101   277,998
  Less current portion. . . . . . . . . . . . . . . .   (17,886)  (14,450)
                   Net long-term debt . . . . . . . .  $293,215  $263,548

(a) The 10-3/8% Senior Notes(the "10 3-/8% Notes") are redeemable at the option of the Company, in whole or in part, on or after June 1, 1997, at stated redemption prices. Equal mandatory sinking fund payments on June 1, 2000 and June 1, 2001 are required to retire an aggregate of 50% of the original principal amount.

The 10-3/8% Notes are senior indebtedness of the Company and rank equally in right of payment, on a pari passu basis, with all existing and future senior indebtedness of the Company and are secured by a pledge of all the issued and outstanding shares of capital stock of ABN and ABNH and by 65% of the shares of ABNB. ABN, ABNH and the 77.5% interest in ABNB constitute a substantial portion of the assets of the Company.

(b) On December 12, 1997, the Company completed a private placement of 95,000 units consisting of $95 million principal amount of 11-1/4% Senior Subordinated Notes due December 1, 2007 (the "11-1/4% Notes") and 95,000 warrants to purchase 1,185,790 shares of Common Stock (the "1997 Warrants") at $5.50 per share. A portion of the proceeds was used to purchase approximately 87.7% of the outstanding 11-5/8% Senior Notes (as defined and discussed below) and amounts then outstanding under the Credit Agreement. The 11-1/4% Notes were issued as Series A Notes. In January 1998, a registration statement, as required pursuant to the private placement offering, was filed to register Series B Notes under the Securities Act of 1933, as amended, and when declared effective will be exchanged for the Series A Notes. The form and terms of both notes will generally be the same. The registration statement must be declared effective prior to April 11, 1998 and the exchange consummated prior to May 21, 1998, otherwise the interest rate on the 11-1/4% Notes will increase by 100 basis points until the registration statement is declared effective.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 11-1/4% Notes were recorded net of the fair value of $1.2 million ascribed to the 1997 Warrants issued in connection with the 95,000 units. This discount and related deferred financing costs will be amortized by the interest method. At the Company's option, the 11-1/4% Notes are redeemable in whole or in part, on and after December 1, 2002, at stated redemption prices with accrued interest. In addition, up to 35% of the original principal amount issued may be redeemed from the proceeds of equity offerings, as defined, at stated redemption prices with accrued interest. Furthermore, upon a change of control, as defined, the Company is required to offer to redeem the 11- 1/4% Notes for 101% of the principal amount thereof. The 11-1/4% Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company and rank pari passu in right of payment with any future senior subordinated indebtedness of the Company and will rank senior to all subordinated indebtedness, as defined, of the Company.

The 11-1/4% Notes have been guaranteed jointly and severally on a senior subordinated basis on the issue date, by all of the Company's direct and indirect domestic operating subsidiaries (the "Guarantors"). The guarantees are general unsecured senior subordinated obligations of the Guarantors.

(c) The 11-5/8% Senior Notes (the "11-5/8% Notes)are redeemable at the option of the Company, in whole or in part, on and after August 1, 1998, at stated redemption prices. The 11-5/8% Notes are unsecured senior indebtedness of the Company and rank equally in right of payment, on a pari passu basis, with all existing and future senior indebtedness of the Company. The 11-5/8% Notes are effectively subordinated to the 10-3/8% Notes.

In connection with the financing on December 12, 1997, and pursuant to a Tender Offer and Consent Solicitation Offer, the Company purchased approximately $57.0 million principal amount of the 11-5/8% Notes for an aggregate amount of approximately $62.4 million ($1,094.47 per $1,000 principal amount) which included a consent fee. Pursuant to the Consent Solicitation, the 11-5/8% Note Indenture was amended, which, among other things, eliminated substantially all of the restrictive covenants contained therein. In connection with this early extinguishment, the Company recorded an extraordinary charge of approximately $5.6 million which is net of applicable income tax benefits of approximately $3.0 million.

(d) In March 1998, LM entered into a five-year revolving credit and letter of credit facility (the "LM Credit Facilities"), proceeds of which were used to repay the outstanding LM senior and subordinated non-recourse debt. The LM Credit Facilities are non-recourse debt denominated in Australian dollars, bear interest at the 90-day bank bill benchmark rate (approximately 6.6% including a 1.75% interest rate margin), permit cash dividends of 50% of free cash flow, (as defined), and include various default provisions.

The LM Credit Facilities include a five-year amortizing revolving credit facility with a maximum commitment of approximately $55.3 million with semi-annual commitment stepdowns and a $3.3 million letter of credit facility. The five-year committed letter of credit facility in turn secures a $3.3 million working capital facility for borrowing and letter of credit purposes. This

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

working capital facility is renewable on an annual basis. The LM Credit Facilities are secured by substantially all of LM's assets and the capital stock of its subsidiaries. Approximately $0.5 million of letters of credit are outstanding under the working capital facility. The maximum amount of availability under the LM Credit Facilities reduces by approximately $3.3 million in 1998 and 1999, $6.5 million in 2000, 2001 and 2002, with the balance repayable in 2003.

(e) The ABNB financing includes BNDES financing (Brazilian Federal Government Development Bank debt) denominated in Brazilian reais and bears interest at approximately 16.3% (6.4% above the TJLP government-administered, long-term interest rate). As of December 31, 1997, the TJLP rate was approximately 9.9%. Amounts outstanding under the BNDES borrowings were approximately $6.8 million and $10.3 million at December 31, 1997 and 1996, respectively. At December 31, 1997, the borrowings were secured by an interest in equipment (carrying value of approximately $6.6 million). As of December 31, 1997, ABNB had outstanding approximately $9.1 million of unsecured borrowings incurred in May and December 1997 in connection with an acquisition and the purchase of assets. The borrowings are denominated in reais and bears interest at December 31, 1997, at rates varying from approximately 12.0% to 24.6%, with a weighted average rate of approximately 20.2%.

(f) In August 1997, in connection with the Sati acquisition, Sati entered into bank term loans in the aggregate of $9.4 million, comprised of a $6.7 million seven-year holding company term loan and a $2.7 million six-year operating company term loan. At the same time, Sati entered into a $1.7 million operating company working capital revolver facility which is renewable on an annual basis. At December 31, 1997, approximately $0.4 million was outstanding under this facility. The borrowings at December 31, 1997 bear interest at approximately 5.3% (PIBOR plus 2%). The seven-year term loan is secured by a pledge of Sati's operating subsidiaries stock and the six-year term loan and working capital revolver by an assignment of receivables (approximately $6.5 million at December 31, 1997) and cross guarantees by each of the operating company borrowers. The facility permits the distribution of dividends of up to 25% of excess cash flow as defined.

The Company's financing agreements contain covenants concerning interest coverage ratios, EBITDA, sales of assets, sale and leaseback transactions, liens, transactions with affiliates, distributions from subsidiaries, indebtedness, capital expenditures, mergers and acquisitions, payment of cash dividends, redemptions of capital stock and provide for certain limitations on distributions from subsidiaries among other matters. The Company is a holding company and has no significant assets or operations, accordingly, the Company's ability to service its debt depends upon the future performance of its subsidiaries, which will be subject to prevailing economic and competitive conditions and to other factors, including the continued ability to generate cash, to distribute that cash to the Company for debt service and to repatriate funds from foreign subsidiaries, particularly ABNB. LM and Sati have limitations on the amount of dividend payments to the Company under the terms of their respective loan agreements. At December 31, 1997, under the most restrictive covenants, approximately $16.7 million of net assets of the Company's subsidiaries were not available for dividends.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The high level of the Company's indebtedness poses certain risks, including the risk that it might not generate sufficient cash flow to service the Company's obligations and the risk that the Company's capacity to respond to market conditions, extraordinary capital needs and other factors could be adversely affected. The Company's ability to service its debt depends upon the future performance of the Company's subsidiaries, which will be subject to prevailing economic and competitive conditions and to other factors, including the ability to generate cash at the Company's operating subsidiaries, to distribute that cash to the Company for debt service and to repatriate funds from foreign subsidiaries, particularly ABNB. Other future acquisitions and joint ventures in which the Company does not maintain 100% ownership, foreign legal and tax requirements and the terms of any acquisition debt incurred may further restrict the ability of newly acquired subsidiaries and joint venture investments to declare and pay dividends or make distributions.

The Company expects to refinance the 10-3/8% Notes, the 11-5/8% Notes and the 11-1/4% Notes, at or before their respective maturities; however, no assurance can be given as to the Company's ability to refinance such obligations or that the Credit Facility will be available when required. In the event that the Company is unable to refinance its indebtedness as it matures or raise the funds through asset sales, sales of equity or otherwise, its ability to pay principal of or interest on the 10-3/8% Notes, the 11-5/8% Notes, the 11-1/4% Notes and other long-term indebtedness of the Company would be adversely affected.

The fair value of the 10-3/8% Notes, the 11-5/8% Notes and the 11-1/4% Notes based on market quotes at December 31, 1997 was approximately $125.2 million, $8.1 million and $94.7 million, respectively. The fair value of the 10-3/8% Notes and the 11-5/8% Notes based on market quotes at December 31, 1996 was approximately $124.6 million and $62.4 million, respectively. The fair value of all other debt approximates their carrying values.

Principal maturities of long-term debt, which gives effect to the maturities under the LM Credit Facilities, follow:
                               Domestic     ABNB       LM       Sati
                                             (in millions)
      1998 . . . . . . . . .    $ 2.7      $ 9.4                $  .5
      1999 . . . . . . . . .      1.8        4.5     $ 1.5         .9
      2000 . . . . . . . . .     32.8        1.7       6.5        1.7
      2001 . . . . . . . . .     31.9         .3       6.5        1.7
      2002 . . . . . . . . .     71.5                  6.5        1.7
      2003 and thereafter. .     96.0                 29.4        2.9

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Capital Stock

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

At December 31, 1997, 176,500 warrants issued to operating management in 1993 ("Warrants"), are outstanding and exercisable at $0.011 per share. The Warrants expire in 2000.

In July 1997, the Company sold in a private placement $5 million accreted value (at issuance) of a Zero Coupon Subordinated Convertible Debenture due August 2, 2002, (the "July Security") and in November 1997 $5 million accreted value (at issuance) of a Zero Coupon Subordinated Convertible Debenture due November 25, 2002, (the "November Security") (in the aggregate the "Securities"), plus warrants. The conversion prices of the Securities at issuance were in excess of the market value of the Common Stock. At maturity, the outstanding Securities are automatically converted into Common Stock resulting in their treatment as a component of stockholders' equity for financial reporting purposes. The Securities are subordinated to all existing or future bank, institutional, financial transaction or acquisition indebtedness. Interest accretes at a nominal rate of 6% per annum on the July Security and 5% per annum on the November Security.

Holders may convert the Securities into Common Stock at the averages of the closing prices during 25 trading days prior to conversion yielding the lowest average price (a two day average for the July Security and a five day average for the November Security) but not in excess of $6.00 for the July Security and $6.56 for the November Security. However, during the first 25 trading days following issuance, the conversion prices were fixed at $4.56 for the July Security and $5.25 for the November Security. No more than 20% may be converted during the first 90-day period and each successive 60-day period until the 210th day, and 20% each 90 days thereafter following closing unless the closing price exceeds certain amounts, whereupon full conversion is permitted on that day. The Company has agreed to seek and maintain registration, under the Securities Act of 1933, as amended, of the underlying shares of Common Stock into which the Securities and warrants are convertible. If registration has not become effective by April 30, 1998, the holders of a majority of the principal amount of the November Security, may elect to

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

declare the debenture immediately due and payable and require the payment of the greater of 110% of the accreted value of the debenture plus certain additional amounts or such amount divided by their applicable conversion price multiplied by the closing price of the common stock on the day of the election as described in the debenture and registration rights agreement. If the foregoing amount is unpaid for five business days the Holders may require the Company to issue the number of shares of Common Stock equal to the foregoing amount divided by the conversion price then in effect, as its sole and exclusive remedy. In addition, certain payments are required to be made under certain circumstances set forth in the November Security registration rights agreement if the registration is not effective within 120 days. In September 1997, $1.0 million principal amount of the July Security was converted into 224,688 shares of Common Stock. At December 31, 1997, the remaining Securities were convertible into approximately 1.9 million shares of Common Stock.

The Securities, at the election of the Company, may be redeemed in cash in lieu of issuing shares of Common Stock depending on the market price of the Common Stock. Redemption prices vary depending on the type of redemption transaction from the closing price on the date of conversion (or an average of 5 days prices) multiplied by the number of shares that would have been issued upon conversion to 110% of the principal amount called for redemption.

In connection with the July Security, the Company issued 140,000 two-year warrants exercisable at $5.70 per share and 75,000 three-year warrants exercisable at $6.4125 per share. In connection with the November Security the Company issued 150,000 three-year warrants exercisable at $7.09 per share. If the Company redeems the Securities, additional 5 year warrants for 21 shares for each $1,000 redeemed are issuable with an exercise price equal to 105% of the closing price on the redemption date. The fair value of the warrants issued in 1997 (approximately $0.5 million), together with the notional interest and related issuance expenses will be accreted over the respective terms of the Securities, using the interest method.

At December 31, 1997, approximately 7,680,000 shares of Common Stock were reserved for warrants, stock-based compensation plans and convertible securities.

Note J - Stock-Based Compensation Plans

The Company has four stock-based compensation plans, as follows: the 1990 Employee Stock Option Plan (the "1990 Plan"), the Long-Term Performance Plan (the "LTP Plan"), the Executive Incentive Plan, and the Deferred Stock and Compensation Plan for Non-Employee Directors (the "Directors Plan"). The terms of option awards are determined on the date of grant, generally have an exercise life of ten years, are granted at not less than the market price and become exercisable in equal amounts over a three-year period from the date of grant.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the option plans is presented below:

                                  1997                   1996                   1995
                                      Weighted-              Weighted-              Weighted-
                                       Average                Average                Average
                                      Exercise               Exercise               Exercise
                           Shares      Price       Shares      Price       Shares     Price
Options outstanding,
   beginning of year. .   1,561,000    $2.22      1,701,783    $4.55      1,771,783   $5.05
  Exercised . . . . . .     (84,051)    3.07         (2,000)    1.88        (10,000)   1.81
  Forfeited . . . . . .     (49,133)    2.87        (38,200)    3.59       (345,000)   5.20
  Granted . . . . . . .     460,000     4.63      1,083,750     2.06        285,000    2.19
  Canceled. . . . . . .                          (1,184,333)    5.38
Options outstanding,
   end of year. . . . .   1,887,816     2.74      1,561,000     2.22      1,701,783    4.55

Option price range        $1.38 to               $1.38 to                 $1.81 to
   at end of year . . .     $6.19                  $6.31                    $6.63

Option price range for
   exercised shares . .   $1.38 to               $1.88                    $1.81
                          $4.38
Options available for grant
   at end of year . . .   2,013,000               2,502,000               2,666,000

Weighted average exercise price             Exercise Price       Fair value
   of options granted:                     1997      1996      1997    1996
     At market price. . .                  $4.63     $1.77     $1.51   $1.08
     Above market price . .                none       2.14     none      .79

The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                               Options Outstanding                       Options Exercisable
                                    Weighted-        Weighted-                       Weighted-
                                     Average          Average                         Average
 Range of             Number        Remaining        Exercise           Number        Exercise
 Exercise Prices   Outstanding   Contractual Life     Price           Exercisable      Price
  $1.38 to 1.88        333,016      8.1 years          $1.50            108,018        $1.51
  $2.00 to 2.25      1,054,800      7.5 years          $2.18            505,933        $2.20
  $3.44 to 4.38        262,500      9.2 years          $3.55             10,001        $4.38
  $6.00 to 6.19        237,500      9.3 years          $6.02             25,000        $6.19
  $1.38 to 6.19      1,887,816      8.1 years          $2.74            648,952        $2.27

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1997, 1996 and 1994, 140,000, 317,500 and 90,000 shares of restricted stock were issued under the LTP Plan that fully vest after three years, four years and three years, respectively. The market value of the shares on the date of grant was approximately $3.88, $1.63 and $2.87 per share, respectively, and the cost of the grant based on the market price is being amortized over the vesting period. The vesting for the restricted stock awards granted in 1996 may be accelerated if certain performance goals are achieved.

In 1996, as part of a compensation review, 1,184,333 outstanding options were canceled under the 1990 Plan and the LTP Plan and 705,750 options with a weighted average exercise price of $2.24 were issued under the same plans.

In 1995, an award under the Executive Incentive Plan for 91,875 restricted shares was issued in lieu of a cash bonus.

Under the Directors Plan in 1997, 1996 and 1995, directors received rights to 24,000, 66,000 and 5,850 equivalent shares, respectively, that are issuable only following their service on the Board of Directors. The per share market value of the Common Stock on the dates of grant was approximately $4.88, $4.00 and $2.19, respectively. The aggregate cost is charged to operations. At December 31, 1997, an aggregate of 101,050 shares of Common Stock are reserved for issuance pursuant to this plan, and 82,650 shares may be issued for future grants.

The Directors Plan further provides that directors may elect to defer receiving directors' fees until after their service on the Board ceases. At that time the deferred fees may be paid in cash plus interest, or in shares of Common Stock issuable by converting the amounts deferred into Common Stock based on the market price in the year following the year of deferral, 16,300 shares at December 31, 1997.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, consistent with the provisions of SFAS 123 "Accounting for Stock-Based Compensation," net income (loss) and net income (loss) per common share - basic and diluted share would have been reduced (increased) by approximately ($0.5 million) or ($.02) per share, $0.3 million or $.02 per share and ($0.1 million) or ($.01) per share, respectively. Because SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro-forma compensation cost may not be representative of that expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 50%; expected lives of 7.5 years, and risk-free interest rates of 6.0% in 1997 and 7.0% in 1996 and 1995.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K - Employee Benefits Plans

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

The following table sets forth the status of this obligation:
                                                         December 31
                                                      1997         1996
                                                        (in thousands)
   Accumulated postretirement
     benefit obligation:
       Retirees. . . . . . . . . . .  . . .         $  5,129     $  7,965
       Eligible active plan participants. .              347          361
       Other active plan participants. . .             1,254        1,822
      Accumulated postretirement
        benefit obligation. . . . . . . . .            6,730       10,148
      Unrecognized transition obligation. .           (2,760)      (2,944)
      Unrecognized net gain (loss). . . . .            2,583         (876)
        Accrued postretirement
          benefit obligation. . . . . . . .         $  6,553     $  6,328

Net postretirement benefit costs consisted of the following components:
                                             1997       1996       1995
                                                   (in thousands)
   Service cost-benefits earned . . . .    $    104   $    160   $    154
   Interest cost on accumulated
     postretirement benefit obligation.         471        684        715
   Partial plan termination (1) . . . .                               430
   Amortization of transition obligation        184        184        209
   Amortization of gain . . . . . . . .        (141)
                                           $    618   $  1,028   $  1,508

(1) A portion of the previously unrecognized transition obligation was charged to the 1995 restructuring reserve (see Note L).

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, as of January 1, 1997, was 11.5% for 1997 decreasing each successive year until it reaches 5.5%, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 11.8%. The assumed discount rates used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1997 and 7.5% at December 31, 1996 and December 31, 1995.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Plans. ABN and ABNH are obligated to make regular defined contributions to several multi-employer plans and contributions to a single employer defined benefit pension fund, under the terms of various union contracts. The aggregate contribution to such multi-employer plans for retirement and welfare benefits was approximately $0.3 million, $0.6 million, and $1.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Retirement benefits are also provided by ABN and ABNH, to eligible union and nonunion employees, through defined contributions to an employee's retirement plan; the aggregate contribution to such plan and charged to operations was $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

ABN and ABNH also have a trusteed noncontributory defined benefit pension plan. Benefits under the noncontributory defined benefit plan which were frozen in 1992 were based on years of service and average final compensation. The funding policy is to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. The net pension expense (income) for this defined benefit pension plan was approximately 0.1 million and $0.2 million in 1996 and 1995, respectively.

The following table sets forth the 1997 and 1996 funded status and amounts recognized for the Company's defined benefit pension plan in the consolidated balance sheets (in thousands):
                                                      1997         1996
   Actuarial present value of accumulated
     plan benefits, including vested
     benefits of $9,371 and $9,112 . . . .          $  9,379     $  9,122

   Projected benefit obligation for
     service rendered to date. . . . . . .          $  9,379     $  9,122
   Unrecognized net gain . . . . . . . . .             1,001          206
   Plan assets at fair value, primarily
     equity securities . . . . . . . . . .            (9,789)      (8,698)
       Accrued pension liability . . . . .          $    591     $    630

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at December 31, 1997 and 1996. The expected long-term rate of return was 8.5% in 1997 and in 1996.

LM, prior to November 30, 1996 participated in defined contribution and benefit plans operated for employees of the predecessor companies. As of December 1, 1996, LM established a new plan which includes a defined contribution section and a defined benefit section. The relevant net assets of the previous plan were transferred to the new plan. The defined contribution section is funded on a current basis whereas the defined benefit section is funded in accordance with actuarial recommendations.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the December 31, 1997 status of the LM defined benefit section: (in thousands):

   Actuarial present value of accumulated
     plan benefits, 100% vested    . . . .          $  1,994

   Projected benefit obligation for
     service rendered to date. . . . . . .          $  2,242
   Unrecognized net loss . . . . . . . . .               (44)
   Unrecognized net asset as of the
     beginning of year . . . . . . . . . .               139
   Plan assets at fair value,
     primarily diversified funds . . . . .            (2,372)
       Accrued pension asset . . . . . . .          $    (35)

Net periodic pension cost in 1997 consisted of the following components (in thousands):
   Service cost-benefits earned . . . . .           $    292
   Interest cost on projected benefit obligation         186
   Expected return on plan assets . . . .               (213)
   Amortization of unrecognized assets. .                (11)
                                                    $    254

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 4.5% as of November 30, 1997 and 8% and 5.5% as of December 1, 1996. The expected long-term rate of return was 8% since the inception of the new plan.

Retirement benefits provided under the new LM defined contribution section, and charged to operations was $0.8 million for the year ended December 31, 1997. In 1996, in connection with the previous defined contribution and benefit plans operated for employees of the predecessor companies, the subsidiaries expensed and funded approximately $0.9 million, which approximated the pension expense that would be incurred using US Generally Accepted Accounting Principles.

The Company has a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are based on years of service and average final compensation. The plan is unfunded and benefits will be paid from the assets of the Company.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the status of this obligation (in thousands):

                                                         December 31
                                                      1997         1996
   Accumulated benefit, including vested
     benefits of $2,279 and $1,935 . . . .          $  2,563     $  2,153

   Projected benefit obligation  . . . . .          $  3,172     $  3,021
   Prior service cost. . . . . . . . . . .            (1,355)      (1,457)
   Unrecognized net loss . . . . . . . . .              (290)        (427)
   Preliminary accrued pension costs . . .             1,527        1,137
   Additional minimum liability* . . . . .             1,036        1,016
       Accrued pension cost
         for financial statements. . . . .          $  2,563     $  2,153

*There is an intangible asset equal to the additional minimum liability.

Net periodic pension cost consisted of the following components:
                                             1997       1996       1995
                                                   (in thousands)
   Service cost-benefits earned . . . .    $    146   $    146   $    185
   Interest cost on projected
     benefit obligation . . . . . . . .         214        189        191
   Amortization of prior service cost .         109        107        103
                                           $    469   $    442   $    479

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at December 31, 1997 and 1996.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - Restructuring and Idle Equipment

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

The following presents the Company's restructuring activities:
                         Severance        Asset         Leases
                        and Related    Revaluations     and Other
                           Cost       and Writedowns   Obligations   Total
                                               (in millions)
  Balance at
     January 1, 1995. .                                $   5.7     $   5.7
  Restructuring charge.   $  2.9        $  5.0             6.4        14.3
  Imputed interest. . .                                    0.3         0.3
  Noncash items . . . .     (1.8)         (5.0)                       (6.8)
  Cash payments             (0.1)                         (1.4)       (1.5)
  Balance at
     December 31, 1995.      1.0                          11.0        12.0
  Imputed interest. . .                                     .4          .4
  Noncash items . . . .                                   (1.6)       (1.6)
  Cash payments . . . .     (1.0)                         (4.8)       (5.8)
  Balance at
     December 31, 1996.   $    -        $     -            5.0         5.0
  Imputed interest. . .                                     .4          .4
  Cash payments . . . .                                   (2.6)       (2.6)
  Balance at
     December 31, 1997.                                $   2.8     $   2.8

Future cash outlays for the remaining restructuring activities are anticipated to be $1.3 million in 1998, $1.3 million in 1999 and $0.2 million in 2000.

Note M - Condensed Financial Information and Geographic Area Data:

ABNB is domiciled in Brazil, LM is domiciled in Australia and New Zealand, Sati is domiciled in France and all other subsidiaries of the Company are predominately domiciled in the United States.

The following condensed consolidating financial information (amounts in millions) illustrates the composition of the pledged subsidiaries (See Note H
- Revolving Credit and Long-Term Debt) and provides additional information which is useful in assessing the financial composition of the pledged subsidiaries. Investments in subsidiaries are accounted for by the parent on the equity method. Intercompany investments and transactions are eliminated in consolidation. Other is composed of LM and Sati (principally LM) in 1997 and LM in 1996.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Condensed Balance Sheets
                                                  Domestic    ABNB      Other    Consol.
As at December 31, 1997
     Cash and cash equivalents.     . . . . .     $ 11.7    $  4.8    $   .8    $ 17.3
     Accounts receivable, net . . . . . . . .       27.0      14.5      15.9      57.4
     Costs in excess of billings
       on uncompleted contracts . . . . . . .        5.4                           5.4
     Inventories. . . . . . . . . . . . . . .       18.0      11.7      12.0      41.7
     Deferred income taxes. . . . . . . . . .        2.2        .0        .8       3.0
     Prepaid expenses and other . . . . . . .       12.8        .7      (2.2)     11.3*
     Property, plant and equipment, net . . .      165.7      63.8      29.3     258.8
     Other assets . . . . . . . . . . . . . .      103.9+      6.7       5.1      26.0*
     Excess of cost of investment in subsidiaries
       over net assets acquired, net. . . . .        9.7      27.9      45.0      82.6
     Total assets . . . . . . . . . . . . . .     $356.4    $130.1    $106.7    $503.5

     Total current liabilities. . . . . . . .     $ 26.8    $ 20.3    $ 33.1    $ 80.2
     Long-term debt. . . . . . . .. . . . . .      235.1       3.7      54.4     293.2
     Other liabilities . . . . . .. . . . . .       10.5       9.0       1.9      21.4
     Deferred income taxes. . . . . . . . . .       29.0       3.3        .6      32.9
     Minority interest. . . . . . . . . . . .                 20.8                20.8
     Total stockholders' equity . . . . . . .       55.0      73.0      16.7      55.0*
     Total liabilities and stockholders' equity   $356.4    $130.1    $106.7    $503.5

As at December 31, 1996
     Cash and cash equivalents.     . . . . .     $  2.8    $  8.7    $  2.7    $ 14.2
     Marketable securities. . . . . . . . . .        2.1                           2.1
     Accounts receivable, net . . . . . . . .       23.4      14.4       8.8      46.6
     Costs in excess of billings
       on uncompleted contracts . . . . . . .         .9                            .9
     Inventories. . . . . . . . . . . . . . .       12.9      11.5      11.2      35.6
     Deferred income taxes. . . . . . . . . .        2.9        .3       1.0       4.2
     Prepaid expenses and other . . . . . . .        5.0       2.5       1.9       9.4
     Property, plant and equipment, net . . .      172.1      59.4      22.5     254.0
     Other assets . . . . . . . . . . . . . .       98.0+      8.4       6.1      28.0*
     Excess of cost of investment in subsidiaries
       over net assets acquired, net. . . . .        9.4      24.4      51.6      85.4
     Total assets . . . . . . . . . . . . . .     $329.5    $129.6    $105.8    $480.4

     Total current liabilities. . . . . . . .     $ 38.0    $ 17.6    $ 22.0    $ 77.6
     Long-term debt. . . . . . . .. . . . . .      189.6       6.9      67.0     263.5
     Other liabilities . . . . . .. . . . . .       14.8       7.4       2.5      24.7
     Deferred income taxes. . . . . . . . . .       40.8       6.7                47.5
     Minority interest. . . . . . . . . . . .                  20.8                20.8
     Total stockholders' equity . . . . . . .       46.3      70.2      14.3      46.3*
     Total liabilities and stockholders' equity   $329.5    $129.6    $105.8    $480.4

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Condensed Statements of Operations
                                                 Domestic    ABNB     Other    Consol.
Year Ended December 31, 1997
     Sales . . . . . . . . . . . . . . . . .      $103.9    $141.8    $ 90.7    $336.4
     Cost of goods sold. . . . . . . . . . .        63.8     104.4      61.6     229.8
     Selling and administrative. . . . . . .        17.6      10.1      11.5      39.2
     Depreciation and amortization . . . . .         8.3       9.2       5.5      23.0
                                                    89.7     123.7      78.6     292.0
                                                    14.2      18.1      12.1      44.4
     Unallocated corporate overhead. . . . .        (6.4)                         (6.4)
     Interest expense. . . . . . . . . . . .       (24.0)     (2.8)     (5.9)    (32.7)
     Foreign translation losses, net . . . .          .0       (.1)                (.1)
     Other income, net . . . . . . . . . . .        12.1+      2.1                  .3*
     Income (loss) before taxes on income
       (benefit) and minority interest . . .        (4.1)     17.3       6.2       5.5
     Taxes on income (benefit) . . . . . . .        (8.0)      4.0       2.6      (1.4)
     Income before minority interest . . . .         3.9      13.3       3.6       6.9
     Minority interest . . . . . . . . . . .                   3.0                 3.0
     Income before extraordinary item. . . .         3.9      10.3       3.6       3.9
     Early extinguishment of debt. . . . . .        (5.6)                         (5.6)
        Net income (loss). . . . . . . . . .      $ (1.7)   $ 10.3    $  3.6    $ (1.7)

Year Ended December 31, 1996
     Sales . . . . . . . . . . . . . . . . .      $ 98.1    $163.3    $ 48.1    $309.5
     Cost of goods sold. . . . . . . . . . .        62.9     109.1      30.1     202.1
     Selling and administrative. . . . . . .        16.7      16.0       7.3      40.0
     Depreciation and amortization . . . . .         8.3       8.4       3.3      20.0
                                                    87.9     133.5      40.7     262.1
                                                    10.2      29.8       7.4      47.4
     Unallocated corporate overhead. . . . .        (8.3)                         (8.3)
     Interest expense. . . . . . . . . . . .       (23.3)     (1.9)     (3.7)    (28.9)
     Foreign translation losses, net . . . .                   (.3)                (.3)
     Other income, net . . . . . . . . . . .        15.7+      2.3                  .2*
     Income (loss) before taxes on income
       (benefit) and minority interest . . .        (5.7)     29.9       3.7       9.7
     Taxes on income (benefit) . . . . . . .        (9.8)      8.5       1.7        .4
     Income before minority interest . . . .         4.1      21.4       2.0       9.3
     Minority interest. . . . . . . .. . . .                   4.8        .4       5.2
        Net income . . . . . . . . . . . . .      $  4.1    $ 16.6    $  1.6    $  4.1

Year Ended December 31, 1995
     Sales . . . . . . . . . . . . . . . . .      $108.1    $ 98.1              $206.2
     Cost of goods sold. . . . . . . . . . .        76.5      72.5               149.0
     Selling and administrative. . . . . . .        17.7       9.9                27.6
     Restructuring and idle equipment. . . .        14.3                          14.3
     Depreciation and amortization . . . . .         9.3       5.6                14.9
                                                   117.8      88.0               205.8
                                                    (9.7)     10.1                  .4
     Unallocated corporate overhead. . . . .       (12.3)                        (12.3)
     Interest expense. . . . . . . . . . . .       (23.1)                        (23.1)
     Other income, net . . . . . . . . . . .         8.5+       .2                (2.8)*
     Income (loss) before taxes on income
       (benefit) and minority interest. . .        (36.6)     10.3               (32.2)
     Taxes on income (benefit) . . . . . . .       (14.2)      2.8               (11.4)
     Income (loss) before minority interest.       (22.4)      7.5               (20.8)
     Minority interest . . . . . . . . . . .                   1.6                 1.6
        Net income (loss). . . . . . . . . .      $(22.4)   $  5.9              $(22.4)

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Condensed Statements of Cash Flows
                                                 Domestic     ABNB      Other    Consol.
Year Ended December 31, 1997
     Net cash - operating activities. . . .       $(37.0)   $ 21.8    $ 14.5    $  (.7)
     Investing activities
       Acquisitions of subsidiaries . . . .          (.4)     (3.4)               (3.8)
       Capital expenditures . . . . . . . .         (2.2)     (7.9)     (8.0)    (18.1)
       Other. . . . . . . . . . . . . . . .          (.2)                 .3        .1
     Net cash - investing activities. . . .         (2.8)    (11.3)     (7.7)    (21.8)
     Financing activities
       Proceeds from borrowings . . . . . .         90.1                 3.7      93.8
       Repayments of borrowing. . . . . . .        (61.8)     (2.9)    (12.0)    (76.7)
       Dividends to minority shareholder. .          8.9     (11.5)               (2.6)
     Other. . . . . . . . . . . . . . . . .         11.5                          11.5
     Net cash - financing activities. . . .         48.7     (14.4)     (8.3)     26.0
     Effect of foreign currency exchange rate
       changes on cash and cash equivalents                              (.4)      (.4)
     Increase (decrease) in cash and
       cash equivalents:. . . . . . . . . .          8.9      (3.9)     (1.9)      3.1
     Beginning of period  . . . . . . . . .          2.8       8.7       2.7      14.2
     End of period  . . . . . . . . . . . .       $ 11.7    $  4.8    $   .8    $ 17.3

Year Ended December 31, 1996
     Net cash - operating activities. . . .       $(17.1)   $ 25.2    $  (.5)   $  7.6
     Investing activities
       Acquisition of LM. . . . . . . . . .         (7.3)                4.8      (2.5)
       Capital expenditures . . . . . . . .         (3.6)    (17.9)      (.8)    (22.3)
       Other. . . . . . . . . . . . . . . .           .2                  .1        .3
     Net cash - investing activities. . . .        (10.7)    (17.9)      4.1     (24.5)
     Financing activities
       Proceeds from borrowings . . . . . .          4.3       7.1                11.4
       Repayments of borrowing. . . . . . .          (.1)               (1.0)     (1.1)
       Dividends to minority shareholder. .          9.9     (12.7)               (2.8)
     Net cash - financing activities. . . .         14.1      (5.6)     (1.0)      7.5
     Effect of foreign currency exchange rate
       changes on cash and cash equivalents                               .1       0.1
     Increase in (decrease) cash and
       cash equivalents: . . . . . . . . . .       (13.7)      1.7       2.7      (9.3)
     Beginning of period . . . . . . . . . .        16.5       7.0                23.5
     End of period . . . . . . . . . . . . .      $  2.8    $  8.7    $  2.7    $ 14.2

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Condensed Statements of Cash Flows
                                                 Domestic     ABNB               Consol.
Year Ended December 31, 1995
     Net cash- operating activities. . . . .      $(15.9)   $ 11.4              $ (4.5)
     Investing activities
       Capital expenditures. . . . . . . . .        (1.2)     (9.2)              (10.4)
       Proceeds from sales of assets . . . .         4.9                           4.9
       Other . . . . . . . . . . . . . . . .         (.6)                          (.6)
     Net cash - investing activities . . . .         3.1      (9.2)               (6.1)
     Financing activities
       Proceeds from borrowings. . . . . . .                   3.4                 3.4
       Other . . . . . . . . . . . . . . . .        (0.4)                         (0.4)
     Net cash - financing activities . . . .        (0.4)      3.4                 3.0
     Effect of foreign currency exchange rate
       changes on cash and cash equivalents                   (0.6)               (0.6)
     Increase (decrease) cash and
       cash equivalents: . . . . . . . . . .       (13.2)      5.0                (8.2)

     Beginning of period . . . . . . . . . .        29.7       2.0                31.7
     End of period . . . . . . . . . . . . .      $ 16.5    $  7.0              $ 23.5

+Includes investment in subsidiaries, which is eliminated in consolidation.
* After elimination of investment in subsidiaries.

Note N - Commitments and Contingencies

     In January 1994, Vladimir v. United States Banknote Corporation, et al., and in February 1994, Sinay v. United States Banknote Corporation, et al., were filed in the United States District Court for the Southern District of New York (the "Class Action"). On June 16, 1995, the Court approved certification of a class in Vladimir consisting of all persons who purchased stock in the open market from April 1, 1993 through January 6, 1994. On February 26, 1996, the Court dismissed the Sinay action, without prejudice. The parties reached a settlement in Vladimir prior to entry of a judgment and ruling on the Company's and Mr. Weissman's pending Motions for Summary Judgment, Judgment as a Matter of Law and for a new trial. On September 30, 1997, the Court approved the settlement dismissing the action, with prejudice, which became final on March 11, 1998. Under the terms of the settlement, the Company's full contribution of $0.5 million was paid in December 1997 and the balance paid by the Company's insurers.

     In January 1994, Atencio v. Morris Weissman, et al. was filed in the Court of Chancery for the State of Delaware, New Castle County, against various directors and/or officers of the Company, on behalf of a purported class and derivatively on behalf of the Company. In February 1994, Rosenberg
v. Morris Weissman, et al. was filed in the same court. The Atencio and Rosenberg actions assert claims for breach of fiduciary duty and allege the sale of Common Stock while in possession of material non-public information. These cases have not been actively pursued. As derivative actions, the Company's insurers have been responsible for the costs of defending against such actions.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On November 1, 1994, the Company filed an action against Thomas De La Rue, AG ("DLR") and its parent, De La Rue Plc which is pending in the United States District Court for the Southern District of New York. The complaint alleges breach of contract in connection with the 1993 purchase of the Company's Brazilian subsidiary from DLR and seeks approximately $1.5 million in damages. DLR has asserted approximately $400,000 in counterclaims. On September 17, 1997, the Court denied DLR's motions for summary judgment, ruling the contract language ambiguous, and directed as an issue for the jury whether the Company may pierce the corporate veil and proceed with its claims against DLR and DLR's parent, De La Rue, Plc.

    On November 2, 1994, Thomas De La Rue AG v. United States Banknote Corporation, et al. was commenced in the United States District Court for the Southern District of New York. DLR alleges, among other things, breach of contract in connection with the Brazil purchase agreement and the alleged failure to expeditiously register 944,538 shares of Company Common Stock issued to DLR. DLR seeks approximately $4.0 million in connection with its claims. A trial has been scheduled for June 1998.

     During the year ended December 31, 1996, the Company recorded a $2.4 million provision relating to pending litigation. The Company's cost of settlement of the Vladimir litigation and certain legal fees have been charged against the provision during 1997.

     The Company and its subsidiaries are also parties to various additional lawsuits (as both plaintiff and defendant) related to various matters in the normal course of business, including patent infringement, contract, labor and environmental, which in the opinion of management, are not anticipated to have a material impact on its consolidated financial position or results of operations.

     During 1997, ABNB received assessments form the Brazilian tax authorities for approximately $25 million relating to taxes other than income. The Company is appealing the assessments, believes it has grounds for appeal, and has not recorded a provision for these assessments. Management of the Company believes that the ultimate resolution of these assessments will not have a material impact on its consolidated financial position or results of operations.

The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

Net rental expense was $15.8 million, $7.7 million and $8.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, future minimum lease payments under noncancelable operating leases are as follows: $13.9 million in 1998; $10.3 million in 1999; $8.3 million in 2000; $6.9 million in 2001; $3.0 million in 2002; and $5.8 million thereafter.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O - Quarterly Results of Operations - unaudited
                      (dollars in thousands, except per share data)

    1997                            1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
    Sales                           $81,096     $79,168     $88,152     $87,943
    Cost of sales                    55,371      52,457      58,435      63,549
    Extraordinary item                                                   (5,589)
    Net income (loss)(1)                117       2,139       2,367      (6,437)
    Per share income (loss) - Basic:
      Before extraordinary item     $   .01     $   .11     $   .12     $  (.05)
      Extraordinary item                                                   (.27)
      Net income                    $   .01     $   .11     $   .12     $  (.32)

    Per share income (loss) - Diluted:
      Before extraordinary item     $   .01     $   .10     $   .11     $  (.05)
      Extraordinary item                                                   (.27)
      Net income                    $   .01     $   .10     $   .11     $  (.32)

    1996                            1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
    Sales                           $59,917     $70,764     $86,879     $91,890
    Cost of sales                    42,004      46,566      54,223      59,365
    Net income (loss)(2)               (802)      1,365       2,228       1,308
    Per share income (loss)
      Basic                         $  (.04)    $   .07     $   .11     $   .07
      Diluted                       $  (.04)    $   .07     $   .11     $   .06

(1)In the fourth quarter, pre tax income was charged $2.3 million ($1.5 million net of tax) for certain treasury interest rate agreements. In addition, the fourth quarter of 1997 includes $1.1 million of interest income on the refund of certain prior year tax deposits. These transactions are classified within other, net in the consolidated statement of operations. Additionally, during the first, second and fourth quarters approximately $0.7 million, $0.1 million and $1.0 million of pre-tax liabilities no longer required were reversed.
Furthermore, for the nine months ended September 30, 1997, the effective income tax rate reflected the reversal of $2.7 million of liabilities no longer required. For the fourth quarter of 1997, an additional $1.3 million of tax liabilities no longer required were reversed.

(2) In the fourth quarter, pre-tax income was charged $2.4 million ($1.4 million net of tax) in connection with certain litigation (see Note N). This charge is classified within other, net in the consolidated statement of operations.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.
                                    PART III

ITEM 10.    Directors and Executive Officers of the Company

         See Item 13

ITEM 11.    Executive Compensation

         See Item 13

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         See Item 13

ITEM 13.    Certain Relationships and Related Transactions

        Information required for Items 10, 11, 12 and 13 will be set forth either (i) in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, or (ii) in an amendment to this Report on Form 10-K/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, and which information is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

                                    PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1)   List of Financial Statements.

         The following consolidated financial statements of American Banknote Corporation and subsidiaries are included in Item 8:

         Consolidated Statements of Operations - Years Ended
           December 31, 1997, 1996 and 1995

         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statement of Stockholders' Equity - Years Ended
           December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years Ended
           December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

(a)(2)   List of Financial Statement Schedules.

         The following schedules of American Banknote Corporation and subsidiaries are included in Item 14(d):

         Schedule I -
         Condensed Financial Information of Registrant -
           Year Ended December 31, 1997......................Page  S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

         Amendment to SERP effective July 1, 1997.

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

         Long Term Performance Plan and Executive Incentive
         Plan 1996 Challenge 2000 Criteria Schedule of vesting and unit valuation is incorporated herein by reference to
         Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

         Amendment to Long-Term Performance Plan for Key employees adopted June 11, 1997 is incorporated herein by reference to Exhibit 10.1 to the September 30, 1997 10-Q.

(b)     Reports on Form 8-K.

          Form 8-K filed October 9, 1997   - Item 5 - Other Events
          Form 8-K filed October 24, 1997  - Item 5 - Other Events
          Form 8-K filed October 29, 1997  - Item 5 - Other Events
          Form 8-K filed November 4, 1997  - Item 5 - Other Events
          Form 8-K filed November 7, 1997  - Item 5 - Other Events
          Form 8-K filed November 10, 1997 - Item 5 - Other Events
          Form 8-K filed November 10, 1997 - Item 5 - Other Events
          Form 8-K filed November 17, 1997 - Item 5 - Other Events
          Form 8-K filed November 20, 1997 - Item 7 - Financial Statements,
                   Pro Forma Financial Information and Exhibits
          Form 8-K filed November 24, 1997 - Item 5 - Other Events
          Form 8-K filed December 2, 1997  - Item 5 - Other Events
          Form 8-K filed December 9, 1997  - Item 5 - Other Events
          Form 8-K filed December 10, 1997 - Item 5 - Other Events
          Form 8-K filed December 12, 1997 - Item 5 - Other Events
          Form 8-K filed January 9, 1998   - Item 5 - Other Events

(c)    Exhibits.

 2.1     Agreement of Plan of Merger and Certificate of Merger of
         United States Banknote Corporation (a New York corporation) ("USBN-NY") and United States Banknote Corporation (a Delaware corporation) dated as of June 29, 1993 are incorporated herein by reference to Exhibits 2.1 and 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

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

 3.3 Rights Agreement dated as of March 24, 1994 between the Company and Chemical Bank, N.A., as Rights Agent, including the form of Rights Certificate and form of Certificate of Designation is incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 24, 1994.

 3.4 By-Laws of the Company including amendments thereto are incorporated herein by reference to Exhibit 3.2 to the June 30, 1995 10-Q.

 3.5 By-Laws of ABNB, as amended, are incorporated herein by reference to the Company's Current Report on Form
         8-K dated July 10, 1995.

 3.6 Certificate of Incorporation and By-Laws of subsidiaries is incorporated herein by to Exhibits 3.1(b) through (m) and Exhibits 3.2(b) through (m) to the Company's Registration Statement on Form S-4 (File No. 333-44069) filed
         January 12, 1998 (the"January 12, 1998 Form S-4").

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

 4.5 Pledged Share Amendment dated as of June 23, 1993 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002. *

 4.6 Pledged Share Amendment dated as of July 19,1993 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002. *

 4.7 Pledged Share Amendment dated as of August 1, 1994 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002. *

 4.8 Pledged Share Amendment dated as of July 31, 1995 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1,
         2002 is incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

 4.9 Pledged Share Amendment dated as of August 15, 1997 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002. *

 4.10 Pledged Share Amendment dated as of August 27, 1997 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002. *

 4.11 Pledged Share Amendment dated as of December 1, 1997 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002. *

 4.12 Pledged Share Amendment dated as of December 11, 1997 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002. *

 4.13 Pledged Share Amendment dated as of December 23, 1997 between the Company and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002. *

 4.14 Indenture dated as of May 1, 1994 between the Company and The First National Bank of Boston, as Trustee, relating to the 11-5/8% Senior Notes Due August 1, 2002, Series B, of the Company and Form of Series B Note, is incorporated herein by reference to Exhibit
         4.1 and 4.3 to the Company's Registration Statement on Form S-4 (File No. 33-79726) dated August 5, 1994.

 4.15 First Supplement dated as of October 8, 1997 to the Indenture dated as of May 1, 1994 between the Company and State Street Bank & Trust Company (as successor to First National Bank of Boston), as Trustee, relating to the 11 5/8% Senior Notes due August 1, 2002, Series B. is incorporated herein by reference to Exhibit 4.5 to the January 12, 1998 Form S-4.

 4.16 Indenture for the 11 1/4% Senior Subordinated Notes due 2007, Series A (the "Old Notes") and 11 1/4% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes"), dated as of December 12, 1997 among the Company, the Guarantors (the Guarantors under the Indenture were American Bank Note Company, ABN Securities Systems, Inc., Horsham Holding Company, Inc., American Bank Note Holographics, Inc., American Banknote
         Card Services, Inc., American Banknote Merchant Services,
         Inc., ABN Investments, Inc., ABN Equities Inc., American Banknote Australasia Holdings, Inc., ABN Government Services, Inc., USBC Capital Corp. and ABN CBA, Inc.) and The Bank of New York, as trustee is incorporated herein by reference to Exhibit 4.1 of the January 12, 1998 Form S-4.

 4.17 Forms of Guarantee (included in Exhibit 4.16) are incorporated herein by reference to Exhibit 4.4 to the January 12, 1998 Form S-4.

 4.18    Credit Agreement dated as of January 29, 1996 among
         American Bank Note Company and American Bank Note
         Holographics, Inc.,the Company and Chemical Bank, N.A.
         as Agent and Lender, is incorporated herein by reference to
         Exhibit 4.8 to the 1995 10-K.

 4.19 Waiver and Amendment to Credit Agreement dated as of September 30, 1996 among American Bank Note Company and American Bank Note Holographics, Inc., the Company, and The Chase Manhattan Bank (formerly Chemical Bank
         N.A.), as Agent and Lender, is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996
         (the "September 30, 1996 10-Q").

 4.20 Security Agreement dated as of January 29, 1996, among American Bank Note Company and American Bank Note Holographics, Inc. and Chemical Bank, N.A., as Agent, is incorporated herein by reference to Exhibit 4.9 to the 1995 10-K.

 4.21 Waiver and Amendment to Credit Agreement dated as of March 25, 1997, among American Bank Note Company and American Bank Note Holographics, Inc., American Banknote Corporation and The Chase Manhattan Bank), as Agent and Lender is incorporated herein by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

 4.22 Amendment to Credit Agreement dated as of April 14, 1997 among American Bank Note Company and American Bank Note Holographics, Inc., the Company and The Chase Manhattan
         Bank as Agent and Lender is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1997.

 4.23 Amendment to Credit Agreement dated as of July 1, 1997 among American Bank Note Company and American Bank Note
         Holographics, Inc., the Company and The Chase Manhattan
         Bank as Agent and Lender is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 30, 1997 10-Q").

 4.24 Amendment to Credit Agreement dated as of November 14, 1997 among American Bank Note Company and American Bank Note Holographics, Inc., the Company and The Chase Manhattan Bank as Agent and Lender is incorporated herein by reference to
         Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "September 30, 1997 10-Q").

 4.25 Amendment to Credit Agreement, dated December 3, 1997, among American Bank Note Company and American Bank Note
         Holographics, Inc., the Company, and The Chase Manhattan Bank, as Agent and Lenders is incorporated herein by reference to
         Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 10, 1997 (the "December 10, 1997 Form 8-K").

 4.26    Zero Coupon Convertible Subordinated Debenture dated
         July 24, 1997 is incorporated herein by reference to Exhibit 2.1 to the June 30, 1997 10-Q.

 4.27    Securities Purchase Agreement by and among American
         Banknote Corporation, RGC International Investors, dated as of July 24, 1997. *

 4.28 Forms of Warrant to purchase 140,00 shares and 75,000 shares of common stock of American Banknote Corporation, dated as of July 24, 1997. *

 4.29 Securities Purchase Agreement by and among the Company, RGC International Investors, LDC and Halifax Fund, L.P., dated as of November 25, 1997 is incorporated herein by reference to Exhibit 10.1 to the December 10, 1997
         Form 8-K.

 4.30    Zero Coupon Convertible Subordinated Debenture, Form of
         Warrant to purchase 150,000 shares of common stock of the Registration Rights Agreement by and among the Company, RGC International Investors, LDC and Halifax Fund, L.P., dated November 25, 1997 is incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 to the December 10, 1997 Form 8-K.

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

10.6     Amendment dated September 23, 1993 to Amended and
         Restated 1990 Employee Stock Option Plan dated as of
         February 19, 1992, is incorporated herein by reference to Exhibit 10.13 to the 1993 10-K.

10.7 Supplemental Executive Retirement Plan ("SERP") of the Company effective as of April 1, 1994, is incorporated herein by reference to Exhibit 10.22 to Amendment
         No. 2 to the Company's Registration Statement on Form S-4 (File No. 33-79726) filed July 18, 1994.

10.8 Amendments to SERP effective April 1, 1994 is incorporated herein by reference to Exhibit 10.12 to the 1995 10-K.

10.9     Amendment to SERP effective July 1, 1997. *

10.10 Form of severance agreement for designated officers is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

10.11 Long-Term Performance Plan for Key employees is incorporated herein by reference to Exhibit 10.26 to the 1994 10-K.

10.12 Executive Incentive Plan for executive officers, as amended, is incorporated herein by reference to Exhibit
         10.27 to the 1994 10-K.

10.13 Deferred Stock and Compensation Plan for Non-employee Directors (as amended April 25, 1996) is incorporated herein by reference to Annex A of the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders as filed with the Commission on May 6, 1996, is incorporated herein by reference to
         Exhibit 10.26 to the 1994 10-K.

10.14    Long Term Performance Plan and Executive Incentive
         Plan 1996 Challenge 2000 Criteria Schedule of vesting and unit valuation is incorporated herein by reference to
         Exhibit 10.13 to the 1996 10-K.

10.15 Amendment to Long-Term Performance Plan for Key employees adopted June 11, 1997 is incorporated herein by reference to Exhibit 10.1 to the September 30, 1997 10-Q.

10.16    Sublease dated January 31, 1996 between Grow Group, Inc.
         and the Company for the Company's headquarters at 200
         Park Avenue, New York is incorporated herein by reference to Exhibit 10.17 to the 1995 10-K.

10.17 Real Estate Rental Agreement, dated February 29, 1996, between Walter Torre Junior LTDA. And American Bank Note Company Grafica E Servicos Ltda for property located in Barueri, Sao Paulo, Brazil is incorporated herein by reference to Exhibit 10.18 to the 1995 10-K.

10.18    Agreement of Lease, dated as of July 23, 1992, between
         Robert Martin Company and American Banknote
         Holographics, Inc. is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on form 10-K for the year ended December 31, 1992.

10.19    Contract dated September 4, 1995 with Telecomunicacoes
         Brasileiras S.A. (Telebras) is incorporated herein by reference to Exhibit 10.26 to the 1995 10-K.

10.20 Agreement for Services, effective October 1, 1995 between Kelly, Anderson, Pethick & Associates, Inc. and the Company is incorporated herein by reference to Exhibit
         10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995.

10.21 Alfred Teo Director's Agreement dated April 30, 1996 is incorporated herein by reference to Exhibit 10.20 to the 1996 10-K.

10.22+ Shareholder and Subscription Agreement between, American Banknote Australasia Holdings, Inc., Leigh-Mardon Pty Limited and American Banknote Australasia Limited dated June 3, 1996 is incorporated herein by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 3, 1996 (the "June 3, 1996 Form 8-K").

10.23+ Senior Debt Facility Agreement dated June 3, 1996 between American Banknote Australasia Limited, ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN Security Pty Ltd, ABN New Zealand Limited, Dresdner Australia Limited, Societe Generale Australia Limited, AIDC Limited, ABN AMRO Australia Limited, Bankers Trust Australia Limited, BT Management Services Pty Limited, is incorporated herein by reference to Exhibit 2.2 to the June 3, 1996 Form 8-K.

10.24+ Subordinated Debt Facility Agreement dated June 3, 1996 between American Banknote Australasia Limited, Amcor Investments Pty Limited and ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN Security Pty Ltd, ABN New Zealand Limited, is incorporated herein by reference to Exhibit
         2.3 to the June 3, 1996 Form 8-K.

10.25+   Australian Sale Agreement between Leigh-Mardon Pty
         Limited, ABN Security Pty Ltd , ABN Holdings Pty Ltd ,
         ABN Pacific Pty Ltd, Containers Pty Limited and
         American Banknote Australasia Limited dated April 10,
         1996 is incorporated herein by reference to
         Exhibit 2.4 to the June 3, 1996 Form 8-K.

10.26+ Master Agreement between Leigh-Mardon Pty Limited Containers Packaging (N.Z.) Limited, Kiwi Packaging (Cartons) Limited, Leigh-Mardon (NZ)Limited, ABN Security Pty Ltd ABN Holdings Pty Ltd, ABN Pacific Pty Ltd, ABN New Zealand Limited, American Banknote Australasia Limited and Containers Pty Limited dated April 10,1996 is incorporated herein by reference to
         Exhibit 2.5 to the June 3, 1996 Form 8-K.

10.27 Share Sale and Exit Deed dated November 1, 1996 between Leigh-Mardon Pty Limited, Containers Packaging (N.Z.) Limited Kiwi Packaging (Cartons) Limited, Leigh-Mardon
         (NZ) Limited, ABN Security Pty Ltd, ABN Holdings Pty Ltd and ABN Pacific Pty Ltd ABN New Zealand Limited, American Banknote Australasia Limited, Containers Pty Limited, American Banknote Australasia Holdings Inc., Amcor Investments Pty Limited is incorporated herein by reference to Exhibit 2 to the Company's Current Report on form 8-K dated, November 14, 1996 Form 8-K (the "November 14, 1996 8-K").

10.28    Share Mortgage between Leigh-Mardon Pty Limited
         (Mortgagee) and American Banknote Australasia Holdings
         Inc (Mortgagor) Share Mortgage is incorporated herein by reference to Exhibit 3 to the November 14, 1996 8-K.

10.29    Contract dated June 2, 1995 with Banco Bradesco S.A.
         for printing services.    *

10.30 Contracts dated November 28, 1997 for the production of stored-value telephone cards with the following telephone companies in Brazil: Telecomunicac Es Do Esp Rito Santo - Telest Telecomunicacoes De Roraima S/a - Telelaima Telecomunicacoes De Alagoas S/a - Telasa Telecomunicacoes De Mato Grosso Do Sul S/a - Telems Telecomunicacoes Do Rio De Janeiro S/a - Telerj Telecomunicacoes De Rondonia S/a - Teleron

21       Subsidiaries of the Registrant.  *

23.1     Consent of Deloitte & Touche LLP.  *

23.2     Consent of KPMG.  *

27       Article 5 Financial Data Schedule. *


*    Filed herewith

+    Portions deleted pursuant to grant of Confidential Treatment pursuant to
Rule 246-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANKNOTE CORPORATION
Registrant

 s/ Morris Weissman
 Morris Weissman
 Chairman and Chief Executive Officer
 March 30, 1998

 s/ John T. Gorman
 John T. Gorman
 Executive Vice President,
 Chief Financial Officer
 and Chief Accounting Officer
 March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

 s/ Morris Weissman
 Morris Weissman
 Director, Chairman and
 Chief Executive Officer
 March 30, 1998

 s/ Bette B. Anderson                  s/ Ira J. Hechler
 Bette B. Anderson                     Ira J. Hechler
 Director                              Director
 March 30, 1998                        March 30, 1998

                                       s/ David S. Rowe-Beddoe
 Dr. Oscar Arias S                     David S. Rowe-Beddoe
 Director                              Director
 March 30, 1998                        March 30, 1998

 s/ C. Gerald Goldsmith                s/  Alfred S. Teo
 C. Gerald Goldsmith                   Alfred S. Teo
 Director                              Director
 March 30, 1998                        March 30, 1998

 CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued       SCHEDULE I

 AMERICAN BANKNOTE CORPORATION
 BALANCE SHEET
 December 31, 1997
 (Dollars in thousands, except share data)

 ASSETS
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . .    $  9,859
   Receivables and other assets  . . . . . . . . . . .          33
                                                          --------
       Total current assets  . . . . . . . . . . . . .       9,892
 Investments in subsidiaries . . . . . . . . . . . . .     209,612
 Due from subsidiaries - net . . . . . . . . . . . . .      34,424
 Deferred taxes  . . . . . . . . . . . . . . . . . . . .    28,178
 Other assets. . . . . . . . . . . . . . . . . . . . .       8,299
                                                          --------
                                                          $290,406
                                                          ========
 LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
  Current maturities of long-term debt. . . . . . . .     $    975
  Accrued expenses and other current liabilities. . .        3,979
                                                          --------
       Total current liabilities . . . . . . . . . . .       4,954
 Long-term debt - net (note) . . . . . . . . . . . . .     228,209
 Other liabilities . . . . . . . . . . . . . . . . . .       2,202
 Stockholders' equity
   Preferred Stock, authorized 5,000,000 shares,
     no shares issued or outstanding
   Zero Coupon Convertible Subordinated Debentures . .       8,326
   Common Stock, par value $.01 per share,
     authorized 50,000,000 shares; issued
     21,134,769 shares . . . . . . . . . . . . . . . .         211
   Capital surplus . . . . . . . . . . . . . . . . . .      74,713
   Retained-earnings (deficit) . . . . . . . . . . . .     (23,282)
   Treasury stock, at cost (281,000 shares). . . . . .      (1,253)
   Cumulative currency translation adjustment. . . . .      (3,674)
                                                          --------
                    Total stockholders' equity . . . .      55,041
                                                          --------
                                                          $290,406
                                                          ========

 Note- The aggregate maturities of long-term debt is approximately as follows: 1998 - $1.0 million; 2000 - $31.6 million;
       2001 - $31.6 million; 2002 - $71.3 million; and
       2007 - $95.0 million.
    Also see Note H of Notes to Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued       SCHEDULE I

 AMERICAN BANKNOTE CORPORATION
 STATEMENT OF OPERATIONS
 FOR THE YEAR ENDED DECEMBER 31, 1997
 (Dollars in thousands)



 Equity in net earnings of subsidiaries:
   Dividends received  . . . . . . . . . . . . . . . .    $  8,913
   Undistributed earnings  . . . . . . . . . . . . . .       8,184
                                                          --------
                                                            17,097

 Costs and expenses. . . . . . . . . . . . . . . . . .        (643)

 Interest expense. . . . . . . . . . . . . . . . . . .     (24,436)

 Interest and other income - net . . . . . . . . . . .         196
                                                          --------
 Loss before income tax benefit and
   extraordinary item  . . . . . . . . . . . . . . . . .    (7,786)

 Income tax benefit. . . . . . . . . . . . . . . . . . .    11,626
                                                          --------
 Income before extraordinary item  . . . . . . . . . . .     3,840

 Extraordinary item - early extinguishment of debt,
  net of tax benefit. . . . . . . . . . . . . . . . . .     (5,589)
                                                          --------
 Net loss . . . . . . . . . . . . . . . . . . . . . . .   $ (1,749)
                                                          ========

CONDENSED FINANCIAL INFORMATION OF REGISTRANT - concluded       SCHEDULE I

 AMERICAN BANKNOTE CORPORATION
 STATEMENT OF CASH FLOWS
 FOR THE YEAR ENDED DECEMBER 31, 1997
(Dollars in thousands)



 Operating Activities:
   Income before extraordinary item  . . . . . . . . . .   $  3,840
   Adjustments to reconcile income to net
      cash provided by operating activities:
     Items not requiring (providing) cash:
       Unremitted earnings of subsidiaries . . . . . . .     (8,184)
       Deferred taxes  . . . . . . . . . . . . . . . . .    (11,626)
       Depreciation and amortization . . . . . . . . . .      1,262
   Changes in operating assets and liabilities:
      Marketable securities. . . . . . . . . . . . . . .      1,920
      Receivables and other assets . . . . . . . . . . .       (327)
      Accounts payable and accrued expenses  . . . . . .     (4,650)

                                                           --------
 Net cash used in by
   operating activities  . . . . . . . . . . . . . . . .    (17,765)
                                                           --------
 Investing Activities:
   Acquisitions of subsidiaries  . . . . . . . . . . . .       (464)
                                                            -------

 Financing Activities:
   Due from subsidiaries         . . . . . . . . . . . .     (7,077)
   Payment of long-term debt . . . . . . . . . . . . . .     (3,755)
   Proceeds from zero coupon subordinated
     convertible debentures
       (net of related expenses of $450) . . . . . . . .      9,550
   Proceeds from financing:
     11-1/4% Senior Subordinated Notes,
       (net of related expenses of $4,389) . . . . . . .     89,411
     Warrants  . . . . . . . . . . . . . . . . . . . . .      1,200
   Redemption of 11 5/8% Notes . . . . . . . . . . . . .    (62,417)
   Other . . . . . . . . . . . . . . . . . . . . . . . .        718
                                                           --------
 Net cash provided by financing activities . . . . . . .     27,630
                                                           --------
 Increase in cash and cash equivalents . . . . . . . . .      9,401
 Cash and cash equivalents - beginning of year . . . . .        458
                                                           --------
 Cash and cash equivalents - end of year . . . . . . . .   $  9,859
                                                           ========
 Interest paid ......................................      $ 23,092
 Income taxes paid ..................................      $      0

              This page intentionally left blank.