Form 10-Q
period 1998-03-31
AMERICAN BANKNOTE CORP
filed 1998-05-15
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

At May 9, 1998 - 22,043,385 shares of common stock were outstanding.

                  AMERICAN BANKNOTE CORPORATION

                            FORM 10-Q

                            I N D E X

                                                             PAGE
                                                              NO.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Unaudited Condensed Consolidated Balance Sheets
      March 31, 1998 and December 31, 1997 . . . . .. . . .      3

   Unaudited Condensed Consolidated Statements of Operations
      For the Three Months Ended March 31, 1998 and 1997. .      4

   Unaudited Condensed Consolidated Statements of Cash Flows
      For the Three Months Ended March 31, 1998 and 1997. .      5

   Unaudited Condensed Consolidated Statement of Stockholders'
      Equity For the Three Months Ended March 31, 1998. . .      6

   Notes to Unaudited Condensed Consolidated
      Financial Statements. . . . . . . . . . . . . . . . .      7

 Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . .     11

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .     16

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .     17

PART I - Financial Information
ITEM 1.  Financial Statements
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                             March       December
                                                            31, 1998     31, 1997
ASSETS                                                     (Unaudited)
Current assets
  Cash and cash equivalents . . . . . . . . . . . . .       $ 17,926     $ 17,323
  Accounts receivable, net of allowance for
    doubtful accounts of $910 and $986. . . . . . . .         56,938       57,422
  Costs in excess of billings, of $5,696 and $2,848,
    on uncompleted contracts. . . . . . . . . . . . .          5,329        5,442
  Inventories . . . . . . . . . . . . . . . . . . . .         47,178       41,686
  Deferred income taxes . . . . . . . . . . . . . . .          3,435        3,046
  Prepaid expenses and other. . . . . . . . . . . . .         13,497       11,371
      Total current assets  . . . . . . . . . . . . .        144,303      136,290
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $117,452 and $113,939 . . . . . . .        257,734      258,724
Other assets . . . . . . . . . . . . . . . . . . . .          25,831       25,918
Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $9,715 and $8,863 . . . . . . . . .         82,315       82,604
                                                            $510,183     $503,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving credit facilities . . . . . . . . . . . .       $ 11,391     $  7,523
  Current portion of long-term debt . . . . . . . . .         12,319       17,886
  Accounts payable and accrued expenses . . . . . . .         62,916       54,761
      Total current liabilities . . . . . . . . . . .         86,626       80,170
Long-term debt  . . . . . . . . . . . . . . . . . . .        302,533      293,215
Other liabilities . . . . . . . . . . . . . . . . . .         21,581       21,466
Deferred income taxes . . . . . . . . . . . . . . . .         31,535       32,808
Minority interest . . . . . . . . . . . . . . . . . .         20,124       20,836
                                                             462,399      448,495
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
    no shares issued or outstanding . . . . . . . . .
  Zero Coupon Convertible Subordinated Debentures . .          7,065        8,326
  Common Stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    22,324,385 shares and 21,134,769 shares . . . . .            223          211
  Capital surplus . . . . . . . . . . . . . . . . . .         79,056       74,713
  Retained-earnings (deficit) . . . . . . . . . . . .        (30,369)     (23,282)
  Unearned compensation . . . . . . . . . . . . . . .         (2,230)
  Treasury stock, at cost (281,000 shares)  . . . . .         (1,253)      (1,253)
  Cumulative currency translation adjustment  . . . .         (4,708)      (3,674)
      Total stockholders' equity  . . . . . . . . . .         47,784       55,041
                                                            $510,183     $503,536

See notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)

                                          Three Months Ended
                                               March 31
                                            1998      1997
Sales. . . . . . . . . . . . . . . . .    $ 76,840  $ 81,096

Costs and expenses:
  Cost of goods sold . . . . . . . . .      56,902    55,371
  Selling and administrative . . . . .      12,583    11,925
  Depreciation and amortization  . . .       5,700     5,747
                                            75,185    73,043

                                             1,655     8,053
Other (expense) income:
  Interest expense . . . . . . . . . .      (8,682)   (7,772)
  Other, net . . . . . . . . . . . . .         251       517
                                            (8,431)   (7,255)

  Income (loss) before taxes on income
    (benefit) and minority interest  .      (6,776)      798

Taxes on income (benefit)  . . . . . .      (1,552)     (167)

  Income (loss) before
    minority interest  . . . . . . . .      (5,224)      965

Minority interest  . . . . . . . . . .         (55)     (848)

  Net income (loss)  . . . . . . . . .    $ (5,279)  $   117



Accreted interest of other equity
  security . . . . . . . . . . . . . .    $   (153)  $     -



Net income (loss) per share -
  Basic and diluted  . . . . . . . . .    $   (.26)  $   .01

Shares used in computing
  per share amounts. . . . . . . . . .      20,730    19,800



See notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                            Three Months Ended
                                                                 March 31
                                                             1998        1997
Operating Activities:
  Net cash from operations, after adjustments
    to reconcile income (loss) to net cash provided
    operating activities. . . . . . . . . . . . . . .       $ 1,517     $ 5,759
  Changes in operating assets and liabilities, net
    of effects from acquisitions:
    Accounts receivable . . . . . . . . . . . . . . .         5,229       4,054
    Inventories . . . . . . . . . . . . . . . . . . .        (4,534)        621
    Prepaid and other assets. . . . . . . . . . . . .        (1,312)       (205)
    Accounts payable and accrued expenses . . . . . .            (6)     (8,937)
    Other . . . . . . . . . . . . . . . . . . . . . .        (2,155)       (811)

Net cash provided by (used in) operating activities .        (1,261)        481

Investing Activities:
  Acquisitions of subsidiaries. . . . . . . . . . . .        (1,043)     (2,500)
  Capital expenditures. . . . . . . . . . . . . . . .        (1,298)     (2,214)
  Other . . . . . . . . . . . . . . . . . . . . . . .            (5)        246

Net cash used in investing activities . . . . . . . .        (2,346)     (4,468)

Financing Activities:
  Long-term borrowings (net of related expenses in
    1998 of $1,520) . . . . . . . . . . . . . . . . .        52,240       1,573
  Payment of long-term debt . . . . . . . . . . . . .       (52,024)     (2,358)
  Revolving credit facilities, net. . . . . . . . . .         3,880         606
  Dividend to minority shareholder. . . . . . . . . .             -        (627)
  Other . . . . . . . . . . . . . . . . . . . . . . .            44           -

Net cash provided by (used in) financing activities .         4,140        (806)

Effect of foreign currency exchange rate
  changes on cash and cash equivalents. . . . . . . .            70         (93)


Increase (decrease) in cash and cash equivalents. . .           603      (4,886)

Cash and cash equivalents beginning of period . . . .        17,323      14,256

Cash and cash equivalents end of period . . . . . . .       $17,926     $ 9,370


Supplemental disclosure of cash payments for:
  Taxes . . . . . . . . . . . . . . . . . . . . . . .       $   700     $ 2,100
  Interest. . . . . . . . . . . . . . . . . . . . . .       $ 3,500     $ 6,500

See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED THREE MONTHS ENDED MARCH 31, 1998
(Amounts in thousands)

                        Zero Coupon                                                      Cumulative
                        Convertible                    Retained                           Currency
                       Subordinated Common   Capital   Earnings     Unearned    Treasury   Transl.   Total
                        Debentures   Stock   Surplus   (Deficit)   Compensation   Stock    Adjust.   Equity
Balance-
  January 1, 1998          $8,326    $211   $74,713   $(23,282)                $(1,253)  $(3,674)  $55,041

Issuances in
  connection with:
  Options exercised                              33                                                     33
  Compensation
    plans                               6     2,249                  $(2,230)                           25
  Acquisition                           2       651                                                    653

Zero coupon
  convertible
  subordinated
  debentures:
  Accreted interest           153                         (153)
  Conversion               (1,414)      4     1,410

Foreign
  currency
  translation
  adjustment                                                                              (1,034)   (1,034)

Cumulative effect
  of change in
  accounting
  method                                                (1,655)                                     (1,655)

Net loss                                                (5,279)                                     (5,279)

Balance-
  March 31, 1998           $7,065    $223   $79,056   $(30,369)      $(2,230)   $(1,253) $(4,708)  $47,784








See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented and are not necessarily indicative of the results which may be expected for a full year.

Basic and diluted income (loss) per share are the same. The 1998 amount was computed after deducting the accretion of interest attributable to the Zero Coupon Convertible Subordinated Debentures. The shares used to compute income (loss) per share for 1998 excludes approximately 4.9 million shares of Common Stock that are reserved for: the exercise of warrants to purchase approximately 1.6 million shares of Common Stock, conversion of zero coupon subordinated convertible debentures into approximately 2.1 million shares of Common Stock and the exercise of approximately 1.2 million stock options and other stock awards. The exercise or conversion prices of these securities is greater than the average market price of the common shares and or their inclusion would be antidilutive to diluted income or loss per share.


Note B - Changes in Common Stock Outstanding

   Balance January 1, 1998                  21,135
     Stock options exercised                    18
     Restricted stock compensation
       plans                                   585
     Acquisitions                              155
     Conversion of zero coupon convertible
       subordinated debenture                  431
   Balance March 31, 1998                   22,324

On March 23, 1998, a total of approximately 585,000 shares of restricted stock was awarded to various employees under the Company's Long Term Performance Plan. Restrictions on the shares lapse over three years. The aggregate market value of the shares on the date of issuance ($2.2 million) will be charged to income over the period that the restrictions lapse.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note C - Translation of ABNB's Financial Statements
         Change in Accounting

As a result of the decreased inflation rate in Brazil, effective January 1, 1998, the method of translating the financial statements of the Company's subsidiary in Brazil, American Bank Note Grafica e Servicos Ltda. ("ABNB"), was changed to reflect translation gains and losses as a separate component of equity. Prior to 1998, ABNB's financial statements were translated using the method applicable to hyperinflationary economies in which gains and losses resulting from translation and transactions were determined using a combination of current and historical rates and were reflected in earnings. Such charge included in the condensed consolidated statement of operations for the three months ended March 31, 1997 was approximately $0.1 million. As a result of this change in accounting method, the Company adjusted its deferred income tax liability with a corresponding charge of approximately $1.7 million to the retained earnings-deficit as of the beginning of 1998.


Note D - Acquisitions

As of March 31, 1998, the Company acquired check and card personalization businesses in France. The acquisition purchase price of approximately $3.3 million was financed with approximately $1.6 million of non-recourse term loans in France, $1.0 million of cash and the issuance of and 155,503 shares of the Company's Common Stock valued at approximately $0.7 million. The acquisitions were accounted for by the purchase method of accounting. The purchase price was allocated on a preliminary basis as follows: assets acquired $10.9 million; liabilities assumed $8.2 million; and excess cost of investment in subsidiaries over net assets acquired $0.6 million.


Note E - Accounting Pronouncements

The AICPA Accounting Standards Executive Committee issued in April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," and is effective for the fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires cost of start-up activities and organization costs to be expensed as incurred. The Company is evaluating the effect of this pronouncement.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The comprehensive loss for the three months ended March 31, 1998 was $6.3 million inclusive of the foreign currency translation adjustment of $1.0 million.


Note F - Inventories
                                              March     December
                                             31, 1998   31, 1997
                                                (in thousands)
   Finished goods. . . . . . . . . . . . .    $ 5,394    $ 6,454
   Work in process . . . . . . . . . . . .     20,361     17,356
   Raw materials and supplies. . . . . . .     21,423     17,876
                                              $47,178    $41,686


Note G - Commitments and Contingencies

The Company is involved in various litigation, reference is made to "Part II - Other Information, Item 1. Legal Proceedings."

The Company and its subsidiaries are parties to various additional lawsuits (as both plaintiff and defendant) related to various matters in the normal course of business, which in the opinion of management, are not anticipated to have a material adverse impact on its consolidated financial position or results of operations.


Note H - Subsequent Events

On May 5, 1998, the Company filed a registration statement with the Securities and Exchange Commission for an offering of all the outstanding shares of its wholly-owned subsidiary, American Bank Note Holographics, Inc. ("ABNH"). Following consummation of the transaction 100% of ABNH will be owned by public shareholders and the Company will retain no interest in ABNH. The Company plans to use proceeds from the offering to retire senior secured debt.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


The following operations of ABNH are included in the Condensed
Consolidated Statement of Operations:

                                              Three Months Ended
                                                   March 31
                                                1998     1997

    Sales . . . . . . . . . . . . . . . .      $ 7,035  $ 5,241
    Costs and expenses:
      Cost of goods sold . . . . . . . . .       2,438    2,629
      Selling and administrative . . . . .       1,256    1,310
      Depreciation and amortization  . . .         292      293
        Total costs and expenses                 3,986    4,232
    Operating income . . . . . . . . . . .       3,049    1,009
    Other income . . . . . . . . . . . . .         110       33
    Interest, net  . . . . . . . . . . . .        (105)      76
      Income before taxes on income  . . .       3,054    1,118
    Taxes on income . . . . . .. . . . . .       1,261      461
          Net income . . . . . . . . . . .     $ 1,793  $   657

The following balance sheet amounts of ABNH are included in the Condensed Consolidated Balance Sheet as of March 31, 1998:

    Current assets . . . . . . . . . . . .      $17,736
    Total assets  . . . .. . . . . . . . .       32,112

    Current liabilities  . . . . . . . . .        8,186
    Total liabilities  . . . . . . . . . .       10,166
    Total liabilities and
      stockholder investment . . . . . . .       32,112

The Company and ABNH will enter into a Separation Agreement in connection with the offering pursuant to which certain services may continue to be performed by the Company for ABNH following the Offering. The Company and ABNH will also exchange releases and indemnification agreements and ABNH will no longer be a member of the Company's consolidated group for tax purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

General

     Consolidated operations in 1998 include the operations of the Sati Group's check personalization, electronic printing and document management business, acquired in August 1997, and the Menno plastic card business, acquired in May 1997, for the entire 1998 period. The acquisitions were accounted for as purchase transactions.

     The Company operates in both Brazil and Australia which had significant foreign exchange rate fluctuations in 1997 and 1998. The comparison below reflects the effect of changes in foreign exchange rates.


COMPARISON OF RESULTS OF THE THREE MONTHS ENDED MARCH 31, 1998
WITH THE THREE MONTHS ENDED MARCH 31, 1997

     The Company operates in a single industry, secured products and systems, with three principal product lines. The following table presents these product lines for the three-months ended March 31 (Dollars in millions):
                                        1998            1997
                                       $      %        $      %

Transaction Cards & Systems . . . .  20.3   26.4     26.6   32.8
Printing Services
  & Document Management . . . . . .  19.5   25.4     15.1   18.6
Security Printing Solutions . . . .  37.0   48.2     39.4   48.6
                                     76.8  100.0     81.1  100.0


     Sales decreased by $4.3 million or 5.2% from 1997 after giving effect to a $5.2 million reduction in sales resulting from changes in foreign exchange rates. Transaction Cards & Systems ("TCS") sales decreased $6.3 million or 23.7%. Printing Services & Document Management ("PSDM") sales increased $4.4 million or 29.1% and Security Printing Solutions ("SPS") sales decreased $2.4 million or 6.1%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - continued

     The decrease in TCS sales was principally due to lower volume requirements for stored-value telephone cards ($8.5 million) in Brazil and lower sales of card personalization equipment in Australia ($1.0 million). This decrease was partially offset by a stronger demand in Brazil for transaction cards and the acquisition in May 1997 of the Menno card business ($2.4 million), and increased sales of optical variable devices $0.8 million).

     The increase in PSDM sales is primarily due to the acquisition of Sati in France ($4.4 million).

     The decrease in SPS sales is principally due to lower sales of secure documents at ABN primarily due to a reduction in USDA food coupon requirements, partially offset by an increase in currency sales.

     Sales by foreign subsidiaries represented 70% and 72% of the Company's consolidated sales in 1998 and 1997, respectively.

     Cost of goods sold increased $1.5 million or 2.8%, after giving effect to a $3.9 million reduction in costs resulting from changes in foreign exchange rates. As a percentage of sales, cost of goods sold was 74.1% in 1998 as compared to 68.3% in 1997. This increase is primarily attributable to a shift in product mix as the decline in the higher margin stored-value telephone cards was partially offset with lower margin PSDM sales. The product mix in any given period is not indicative of the expected product mix in any future period.

     Selling and administrative expenses increased $0.7 million (5.5%) from 1997 after giving effect to a $0.2 million reduction resulting from changes in foreign exchange rates. The increase was principally due to the inclusion of the Sati's operations in 1998 ($0.5 million). As a percentage of sales, selling and administrative expenses increased to 16.4% in 1998 from 14.7% in 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - continued

     Depreciation expense remained approximately the same when compared to the prior year after giving effect to a $0.3 million reduction resulting from changes in foreign exchange rates.

     Interest expense increased $0.9 million in 1998, primarily due to higher incremental borrowings resulting from the sale of $95 million 11 1/4% Senior Subordinated Notes in December 1997.

     Other income, net decreased by $0.3 million primarily due to decreased interest and investment income when compared to 1997.

     Taxes on income (benefit) are calculated using an estimated annual effective income tax rate at the end of each reporting period. The rate is reviewed and adjusted periodically to reflect changes in estimates by tax jurisdictions in regulations, rates, deductibility of expenses, utilization of tax credits, potential tax exposures, and state and local taxes.


LIQUIDITY AND CAPITAL RESOURCES

     Operating cash flows decreased $4.2 million for the three months ended March 31, 1998 as compared to the same period in 1997 (before changes in operating assets and liabilities) primarily as a result of decreased earnings partially offset by reduced non-cash minority interest charges.

     Operating assets and liabilities also affected cash flows. The net increase in operating cash flows from such changes of $2.5 million in 1998 as compared to 1997 is primarily due to the timing of accounts receivable collections and payments of accounts payable and accrued expenses.

     Investing activities for 1998 included $1.0 million primarily for an acquisition in France as compared to $2.5 million during 1997 in Brazil of a leading manufacturer of personalized financial transaction cards. The acquisition in 1998 did not have a significant effect on the Company's results of operations. The reduction in the level of capital expenditures to $1.3 million in 1998 reflected the completion of the expansion of manufacturing capacity in Brazil in 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - continued

     Financing activities for the three months ended March 31, 1998 included the refinancing of the Leigh-Mardon ("LM") debt in Australia, increased working capital revolver borrowings and no dividend payments to ABNB's minority shareholder. The LM refinancing included a five-year $55.3 million amortizing revolving credit facility. The revolving credit facility expires in March 2003 with semi-annual commitment step downs and is initially priced at the bank bill rate plus 1.75%. On March 26, 1998, in connection with the refinancing, Leigh-Mardon entered into a three-year floating-to-fixed interest rate swap with two of the syndicate banks. The notional principal amount of the swap is equal to 75% of the initial borrowings under the facilities or approximately $40.1 million. The notional principal amount of the swap will amortize in line with the semi-annual commitment reductions under the five-year revolving credit facility. Under the terms of the swap agreement, Leigh-Mardon will pay the counterparty an average fixed rate of 5.62% and will receive an amount equal to the 90-day bank bill rate (approximately 5.0% at March 31, 1998).

     At March 31, 1998, the Company had approximately $17.9 million in cash and cash equivalents. The Company's subsidiaries, ABN and ABNH, are parties to a three-year, $20.0 million revolving credit facility for general working capital and letters of credit. At March 31, 1998, the Company had approximately $13.9 million of availability under its Credit Facility before reductions for $4.2 million of outstanding letters of credit and $8.1 million of borrowings. In addition, LM and the Sati Group had available unused lines of credit of approximately $3.0 million and $1.3 million, respectively.

     The Company's long-term debt included $126.5 million of 10 3/8% Senior Notes, $95.0 million principal amount of 11 1/4% Senior
Subordinated Notes,    $8 million of 11 5/8% Senior Notes, $53.7
million of LM revolving credit facility, $14.7 million of borrowings in Brazil, $12.1 million of the Sati Group debt and $5.8 million of other debt.

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

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 "Liquidity and Capital Resources."

IMPACT OF INFLATION

     Reference is made to the Company's Form 10-K for the year ended December 31, 1997 "Impact of Inflation."

     In 1994, the Brazilian government introduced a new currency as part of the government's economic stabilization program designed to reduce the country's hyper-inflation. As a result of this program, the inflation rate has decreased substantially to approximately 4.5% for 1997, 10% for 1996 and 23% for 1995 as compared to 941% for 1994.
Prior to 1998, the Company translated ABNB's financial statements as if ABNB were operating in a hyperinflationary economy. In prior years gains and losses resulting from translation and transactions were determined using a combination of current and historical rates and are reflected in earnings.

     Effective January 1, 1998, the method of translating ABNB's financial statements was changed to reflect gains and losses as a separate component of equity. The effect of the change reduced retained earnings by approximately $1.7 million with a corresponding credit to deferred income taxes. The Company's domestic, Australian, New Zealand and French operations are not significantly affected by inflation. ABNB's sales represented 40% and 45% of consolidated sales in 1998 and 1997, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

     On May 5, 1998, the Company announced that it had filed a registration statement with the Securities and Exchange Commission for an initial public offering of all the outstanding shares of its wholly-owned subsidiary, American Bank Note Holographics, Inc. The Company plans to use proceeds from the offering to retire its senior secured debt.

     The Company also announced that it is also considering raising money in the public markets via its Australian subsidiary, Leigh-Mardon, by selling part of the company to the public, later in the year in Australia. The Company is also exploring a variety of strategies to raise capital through its 77-1/2% owned Brazilian subsidiary in order to fund its continued growth.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q and in certain documents incorporated by reference herein constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such "forward-looking" statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which should be considered in connection with a review of this report.


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
Exhibit
Number

 27   Article 5  Financial Data Schedule     **

                     **  Filed electronically herewith


(b)   Reports on Form 8-K
          Form 8-K filed January 9, 1998
             - Item 5 - Other Events
          Form 8-K filed January 14, 1998
             - Item 5 - Other Events
             - Item 7 - Financial Statements Pro Forma
                        Financial Statements and Exhibits


                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BANKNOTE CORPORATION

By:    s/ John T. Gorman
   John T. Gorman
   Executive Vice President,
   Chief Financial Officer and
   Chief Accounting Officer
   Date: May 15, 1998

                           Exhibit Index




List of Exhibits Pursuant to Item 601 of Regulation S-K:
Exhibit


 27   Article 5  Financial Data Schedule