Form 10-Q
period 1998-06-30
AMERICAN BANKNOTE CORP
filed 1998-08-14
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                       Telephone - Area Code 212-557-9100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the
past 90 days.        Yes  [X]         No  [  ]

At July 28, 1998 - 22,079,787 shares of common stock were outstanding.

                          AMERICAN BANKNOTE CORPORATION

                                    FORM 10-Q

                                    I N D E X

                                                                PAGE
                                                                NO.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Unaudited Condensed Consolidated Balance Sheets
      June 30, 1998 and December 31, 1997 . . . . . . . . .      3

   Unaudited Condensed Consolidated Statements of Operations
      For the Six and Three Months Ended June 30, 1998
      and 1997. . . . . . . . . . . . . . . . . . . . . .        4

   Unaudited Condensed Consolidated Statements of Cash Flows
      For the Six Months Ended June 30, 1998 and 1997 . . .      5

   Unaudited Condensed Consolidated Statement of Stockholders'
      Equity For the Six Months Ended June 30, 1998 . . . .      6

   Notes to Unaudited Condensed Consolidated
      Financial Statements. . . . . . . . . . . . . . . . .      7

 Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . .     12

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .     19

 Item 4. Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . .     19

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .     20

PART I - Financial Information
ITEM 1.  Financial Statements
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                            June       December
                                                          30, 1998     31, 1997
                                                          --------     --------
                                                         (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . . .     $  6,980     $ 17,323
  Accounts receivable, net of allowance for
    doubtful accounts of $947 and $986. . . . . . . .       57,947       57,422
  Costs in excess of billings, of $10,916 and
    $2,848, on uncompleted contracts. . . . . . . . .        4,197        5,442
  Inventories . . . . . . . . . . . . . . . . . . . .       47,526       41,686
  Deferred income taxes . . . . . . . . . . . . . . .        3,759        3,046
  Prepaid expenses and other. . . . . . . . . . . . .       17,998       11,371
                                                          --------     --------
      Total current assets  . . . . . . . . . . . . .      138,407      136,290
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $121,377 and $113,939 . . . . . . .      249,485      258,724
Other assets  . . . . . . . . . . . . . . . . . . . .       26,324       25,918
Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $10,165 and $8,863  . . . . . . . .       79,555       82,604
                                                          --------     --------
                                                          $493,771     $503,536
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving credit facilities . . . . . . . . . . . .     $  9,872     $  7,523
  Current portion of long-term debt . . . . . . . . .       13,416       17,886
  Accounts payable and accrued expenses . . . . . . .       66,782       54,761
                                                          --------     --------
      Total current liabilities . . . . . . . . . . .       90,070       80,170
Long-term debt  . . . . . . . . . . . . . . . . . . .      295,229      293,215
Other liabilities . . . . . . . . . . . . . . . . . .       19,372       21,466
Deferred income taxes . . . . . . . . . . . . . . . .       28,640       32,808
Minority interest . . . . . . . . . . . . . . . . . .       19,202       20,836
                                                          --------     --------
                                                           452,513      448,495
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 5,000,000 shares,
    no shares issued or outstanding . . . . . . . . .            -            -
  Zero Coupon Convertible Subordinated Debentures . .        7,193        8,326
  Common Stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    22,360,787 shares and 21,134,769 shares . . . . .          224          211
  Capital surplus . . . . . . . . . . . . . . . . . .       79,143       74,713
  Retained-earnings (deficit) . . . . . . . . . . . .      (34,485)     (23,282)
  Unearned compensation . . . . . . . . . . . . . . .       (1,889)
  Treasury stock, at cost (281,000 shares)  . . . . .       (1,253)      (1,253)
  Cumulative currency translation adjustment  . . . .       (7,675)      (3,674)
                                                          --------     --------
      Total stockholders' equity  . . . . . . . . . .       41,258       55,041
                                                          --------     --------
                                                          $493,771     $503,536
                                                          ========     ========

See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share data)



                                      Six Months Ended     Three Months Ended
                                           June 30              June 30
                                        1998     1997       1998       1997
                                      -------  -------     ------     -----


Sales. . . . . . . . . . . . . . .   $164,006  $160,264    $87,166   $79,168
                                     --------  --------    -------   -------

Costs and expenses:
  Cost of goods sold . . . . . . .    121,310   107,828     64,408    52,457
  Selling and administrative . . .     26,620    22,919     14,037    10,994
  Depreciation and amortization. .     11,817    11,453      6,117     5,706
                                     --------   -------    -------   -------
                                      159,747   142,200     84,562    69,157
                                     --------   -------    -------   -------

                                        4,259    18,064      2,604    10,011
Other (expense) income:
  Interest expense . . . . . . . .    (17,550)  (15,902)    (8,868)   (8,130)
  Other, net . . . . . . . . . . .        200     1,552        (51)    1,035
                                     --------   -------    -------   -------
                                      (17,350)  (14,350)    (8,919)   (7,095)
                                     --------   -------    -------   -------

Income (loss) before taxes on income
  (benefit) and minority interest.    (13,091)    3,714     (6,315)    2,916

Taxes on income (benefit). . . . .     (4,134)     (436)    (2,582)     (269)
                                     --------   -------    -------   -------

  Income (loss) before
    minority interest. . . . . . .     (8,957)    4,150     (3,733)    3,185

Minority interest. . . . . . . . .        310     1,894        255     1,046
                                     --------   -------    -------   -------

  Net income (loss). . . . . . . .   $ (9,267)  $ 2,256    $(3,988)  $ 2,139
                                     ========   =======    =======   =======



  Accreted interest of other
    equity security. . . . . . . .   $   (281)  $  ---     $  (128)  $  ---
                                     ========   =======    =======   ======

Net income (loss) available for
    common stockholders. . . . . .   $ (9,548)  $ 2,256    $(4,116)  $ 2,139
                                     ========   =======    =======   =======


  Net income (loss) per share:
    Basic. . . . . . . . . . . . .   $  (0.45)  $   .11    $ (0.19)  $   .11
                                     ========   =======    =======   =======
    Diluted. . . . . . . . . . . .   $  (0.45)  $   .11    $ (0.19)  $   .10
                                     ========   =======    =======   =======

  Shares used in computing per share amounts:
      Basic. . . . . . . . . . . .     21,130    19,820     21,420    19,840
                                     ========   =======    =======   =======
      Diluted. . . . . . . . . . .     21,130    20,630     21,420    20,650
                                     ========   =======    =======   =======


See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
                                                          Six Months Ended
                                                              June 30
                                                         1998        1997
                                                         ----        ----

Operating Activities:
  Net cash from operations, after adjustments
    to reconcile income (loss) to net cash
    provided by operating activities. . . . . . . . .   $(2,492)   $ 12,738
  Changes in operating assets and labilities,
    net of effects from acquisitions:
    Marketable securities.  . . . . . . . . . . . . .                 1,175
    Accounts receivables. . . . . . . . . . . . . . .     1,411       7,333
    Inventories . . . . . . . . . . . . . . . . . . .    (7,386)     (3,140)
    Prepaid and other assets. . . . . . . . . . . . .    (5,210)     (3,666)
    Accounts payable and accrued expenses . . . . . .     8,683      (8,667)
    Other . . . . . . . . . . . . . . . . . . . . . .    (1,882)     (1,336)
                                                        -------    --------

Net cash provided by (used in)
    operating activities  . . . . . . . . . . . . . .    (6,876)      4,437
                                                        -------    --------

Investing Activities:
  Acquisitions of subsidiaries. . . . . . . . . . . .    (1,047)     (2,520)
  Capital expenditures. . . . . . . . . . . . . . . .    (2,515)     (4,117)
                                                        -------    --------

Net cash used in investing activities . . . . . . . .    (3,562)     (6,637)
                                                        -------    --------

Financing Activities:
  Long-term borrowings (net of related
    expenses in 1998 of $1,520) . . . . . . . . . . .    54,224       6,191
  Payment of long-term debt . . . . . . . . . . . . .   (56,029)     (7,854)
  Revolving credit facilities, net. . . . . . . . . .     2,606       1,946
  Dividend to minority shareholder. . . . . . . . . .      (839)     (2,533)
  Other . . . . . . . . . . . . . . . . . . . . . . .       127
                                                        -------    --------

Net cash provided by or (used in)
  financing activities  . . . . . . . . . . . . . . .        89      (2,250)
                                                        -------    --------

Effect of foreign currency exchange rate
  changes on cash and cash equivalents. . . . . . . .         6          80
                                                        -------    --------


Decrease in cash and cash equivalents . . . . . . . .   (10,343)     (4,370)

Cash and cash equivalents beginning of period . . . .    17,323      14,256
                                                        -------    --------

Cash and cash equivalents end of period . . . . . . .   $ 6,980     $ 9,886
                                                        =======    ========


Supplemental cash payments:
  Taxes . . . . . . . . . . . . . . . . . . . . . . .   $ 4,100     $ 3,400
  Interest  . . . . . . . . . . . . . . . . . . . . .   $15,700     $14,800


See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED SIX MONTHS ENDED JUNE 30, 1998
(Amounts in thousands)


                        Zero Coupon                                                      Cumulative
                        Convertible                    Retained                           Currency
                       Subordinated Common   Capital   Earnings     Unearned    Treasury   Transl.   Total
                        Debentures   Stock   Surplus   (Deficit)   Compensation   Stock    Adjust.   Equity
                        ----------   -----   -------   ---------   ------------   -----    -------   ------
Balance-
  January 1, 1998          $8,326    $211    $74,713   $(23,282)                $(1,253)  $(3,674)  $55,041

Issuances in
  connection with:
  Options exercised                     1         99                                                    100
  Compensation
    plans                               6      2,270                  $(1,889)                          387
  Acquisition                           2        651                                                    653

Zero coupon
  convertible
  subordinated
  debentures:
  Accreted interest           281                         (281)
  Conversion               (1,414)      4      1,410

Foreign
  currency
  translation
  adjustments                                            (1,655)                           (4,001)   (5,656)

Net loss                                                 (9,267)                                     (9,267)
                        ----------   -----   -------   ---------   ------------  -------  --------   ------
Balance-
 June 30, 1998             $7,193    $224    $79,143   $(34,485)      $(1,889)  $(1,253)  $(7,675)   $41,258
                        ==========   =====   =======   =========   ============  =======  ========   =======


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

The 1998 basic and diluted income (loss) per share was computed after deducting the accretion of interest attributable to the Zero Coupon Convertible Subordinated Debentures. The shares used to compute loss per share for 1998 excludes approximately 4.9 million shares of Common Stock that are reserved for: conversion of zero coupon subordinated convertible debentures into approximately
2.3 million shares, the exercise of warrants to purchase approximately 1.6 million shares and the exercise of approximately 1.0 million stock options and other stock awards. The exercise or conversion prices of these securities is greater than the average market price of the common shares and or their inclusion would be antidilutive to diluted loss per share in 1998. In the fourth quarter of 1997, the Company adopted Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and all prior period earnings per share data have been restated to conform to the provisions of this statement.


Note B - Changes in Common Stock Outstanding

   Balance January 1, 1998                     21,135
     Stock options exercised                       54
     Restricted stock compensation plans          585
     Acquisitions                                 156
     Conversion of zero coupon convertible
       subordinated debenture                     431
                                               ------
   Balance June 30, 1998                       22,361
                                               ======

On March 23, 1998, a total of approximately 585,000 shares of restricted stock was awarded to various employees under the Company's Long Term Performance Plan. Restrictions on the shares lapse over three years. The aggregate market value of the shares on the date of issuance ($2.2 million) is being charged to operations over the period that the restrictions lapse.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note C - Translation of ABNB's Financial Statements
         Change in Accounting

As a result of the decreased inflation rate in Brazil, effective January 1, 1998, the method of translating the financial statements of the Company's subsidiary in Brazil, American Bank Note Grafica e Servicos Ltda. ("ABNB"), was changed to reflect translation gains and losses as a separate component of equity. Prior to 1998, ABNB's financial statements were translated using the method applicable to hyperinflationary economies in which gains and losses resulting from translation and transactions were determined using a combination of current and historical rates and were reflected in earnings. Such charge included in the condensed consolidated statement of operations for the six months ended June 30, 1997 was approximately $107,000. As a result of this change in accounting method, the Company adjusted its deferred income tax liability with a corresponding charge of approximately $1.7 million to stockholders' equity as of the beginning of 1998.

Note D - Acquisitions

As of March 31, 1998, the Company acquired check and card personalization businesses in France. The acquisition purchase price of approximately $3.3 million was financed with approximately $1.6 million of non-recourse term loans in France, $1.0 million of cash and the issuance of and 155,503 shares of the Company's Common Stock valued at approximately $0.7 million. The acquisitions were accounted for by the purchase method of accounting. The purchase price was allocated on a preliminary basis as follows: assets acquired $14.4 million; liabilities assumed $11.7 million; and excess cost of investment in subsidiaries over net assets acquired $0.6 million.

Note E - Accounting Pronouncements

The AICPA Accounting Standards Executive Committee issued in April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," and is effective for the fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires cost of start-up activities and organization costs to be expensed as incurred. The Company is evaluating the effect of this pronouncement. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The comprehensive loss for the six months ended June 30, 1998 was approximately $15.0 million, inclusive of the foreign currency translation adjustments of $5.7 million.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note E - Accounting Pronouncements - continued

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, is effective for periods beginning after June 15, 1999 The Company is currently evaluating the effect of this standard.


Note F - Inventories
                                               June     December
                                             30, 1998   31, 1997
                                             --------   --------
                                                (in thousands)
   Finished goods. . . . . . . . . . . . .    $ 5,706    $ 6,454
   Work in process . . . . . . . . . . . .     19,767     17,356
   Raw materials and supplies. . . . . . .     22,053     17,876
                                              -------    -------
                                              $47,526    $41,686
                                              =======    =======
Note G - Commitments and Contingencies

The Company is involved in various litigation, reference is made to "Part II - Other Information, Item 1. Legal Proceedings."

On June 10, 1998, the Company reached agreement with De La Rue, plc concerning the settlement of the three pending lawsuits with De La Rue and its affiliated companies. Such actions have been dismissed with prejudice. Terms of the settlement are subject to a confidentiality agreement and the amounts previously provided are sufficient to cover the settlement.

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note H - Subsequent Events

Effective July 20, 1998, the Company completed its previously announced public offering of all of the shares of its wholly-owned subsidiary, American Bank Note Holographics, Inc. The Company received approximately $107 million in proceeds from the offering before taxes, and certain legal, accounting, printing and miscellaneous expenses. The Company estimates its pre-tax gain on the sale to be approximately $78 million.

The following operations of ABNH are included in the Condensed Consolidated Statement of Operations:
                                               Six Months Ended
                                                    June 30
                                                 1998     1997
                                                 ----     ----

    Sales. . . . . . . . . . . . . . . . .     $16,616  $11,537
                                               -------  -------
    Costs and expenses:
      Cost of goods sold . . . . . . . . .       6,445    5,220
      Selling and administrative . . . . .       2,758    2,413
      Depreciation and amortization  . . .         584      581
                                               -------  -------
        Total costs and expenses                 9,787    8,214
                                               -------  -------
    Operating income . . . . . . . . . . .       6,829    3,323
    Other income, net. . . . . . . . . . .          72       63
    Intercompany interest income . . . . .         152      152
    Interest expense . . . . . . . . . . .        (245)       -
                                               -------  -------
      Income before taxes on income  . . .       6,808    3,538
    Taxes on income . . . . . .. . . . . .       2,736    1,459
                                               -------  -------
          Net income . . . . . . . . . . .     $ 4,072  $ 2,079
                                               =======  =======

The following balance sheet amounts of ABNH are included in the Condensed Consolidated Balance Sheet as of June 30, 1998:

    Current assets . . . . . . . . . . . .      $23,614
    Total assets  . . . .. . . . . . . . .      $37,806

    Current liabilities  . . . . . . . . .      $ 8,651
    Total liabilities  . . . . . . . . . .      $10,687
    Total liabilities and
      stockholders' equity . . . . . . . .      $37,806

The Company and ABNH have entered into several agreements in connection with the offering pursuant to which certain services may continue to be performed by the Company for ABNH following the Offering, and the companies will continue to maintain certain business ties. The Company and ABNH have also exchanged certain releases and indemnification agreements and following the date of the sale, ABNH will no longer be a member of the Company's consolidated group for tax purposes.

On June 9, 1998, in connection with its authorization of the sale of ABNH, the Board of Directors of the Company approved an amendment to the employment arrangements for Mr. Weissman pursuant to which he may serve up to 20% of his time in the capacity of Chairman of the Board and Chief Executive Officer of ABNH.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     Consolidated operations in 1998 include the operations of the Sati Group's check personalization, electronic printing and document management business, acquired in August 1997, and the Menno plastic card business, acquired in May 1997, for the entire 1998 period. The acquisitions were accounted for as purchase transactions. In addition, on March 31, 1998 the Company acquired in France the check and card personalization business of MCE and CPS.

     The Company operates in both Brazil and Australia which had significant foreign exchange rate fluctuations in 1998 and 1997. The comparison below reflects the effect of changes in foreign exchange rates.

COMPARISON OF RESULTS OF THE SIX MONTHS ENDED JUNE 30, 1998 WITH THE SIX MONTHS ENDED JUNE 30, 1997

     The Company operates in a single industry, secured products and systems, with three principal product lines. The following table presents these product lines for the six-months ended June 30 (Dollars in millions):
                                                 1998             1997
                                               $      %         $      %
                                             ----   ----      ----   ---
Transaction Cards & Systems . . . . .        46.0   28.0      55.5   34.6
Printing Services
  & Document Management . . . . . . .        41.5   25.3      26.7   16.7
Security Printing Solutions . . . . .        76.5   46.7      78.1   48.7
                                            -----  -----     -----  -----
                                            164.0  100.0     160.3  100.0
                                            =====  =====     =====  =====

     Sales increased by $3.7 million or 2.3% from 1997 after giving effect to an $11.8 million reduction in sales resulting from changes in foreign exchange rates. Transaction Cards & Systems ("TCS") sales decreased $9.5 million or
17.1%. Printing Services & Document Management ("PSDM") sales increased $14.8 million or 55.4% and Security Printing Solutions ("SPS") sales decreased $1.6 million or 2.0%.

     The decrease in TCS sales was principally due to lower volume requirements for stored-value telephone cards in Brazil($13.8 million) and in Australia, lower equipment sales ($2.0 million) and lower volume requirements for transaction cards and card personalization ($0.8 million). This decrease was partially offset by a stronger demand in Brazil for transaction cards and the acquisition in May 1997 of the Menno card business ($2.4 million), increased sales of optical variable devices ($3.0 million) and increased card personalization sales resulting from the March 1998 acquisition in France ($1.1 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

     The increase in PSDM sales is primarily due to the acquisition of Sati in France ($12.5 million) and the award of a new outsourcing contract in Brazil ($2.3 million).

     The decrease in SPS sales ($1.6 million) is principally due to lower volume requirements at ABN on travelers checks and foreign and domestic government products, partially offset by increased currency sales.

     Sales by foreign subsidiaries represented 70% and 72% of the Company's consolidated sales in 1998 and 1997, respectively.

     Cost of goods sold increased $13.5 million or 12.5%, after giving effect to a $9.3 million reduction in costs resulting from changes in foreign exchange rates. As a percentage of sales, cost of goods sold was 74.0% in 1998 as compared to 67.3% in 1997. This increase is primarily attributable to a shift in product mix primarily in Brazil and Australia. In Brazil, lower volumes on the higher margin stored- value telephone cards was partially offset with lower margin PSDM sales. In Australia, higher costs associated with new customers and products resulted in lower margins. The product mix in any given period is not indicative of the expected product mix in any future period.

     Selling and administrative expenses increased $3.7 million (16.1%) from 1997 after giving effect to a $1.0 million reduction resulting from changes in foreign exchange rates. The increase was principally due to the inclusion of the Sati Group's operations in 1998 ($1.4 million), higher amortization of restricted stock and severance payments ($0.9 million), a reversal of pre-tax liabilities no longer required in 1997 ($0.8 million) and higher commissionable sales ($0.6 million). As a percentage of sales, selling and administrative expenses increased to 16.2% in 1998 from 14.3% in 1997.

     Depreciation expense increased by $0.4 million from 1997 after giving effect to a $0.6 million reduction resulting from changes in foreign exchange rates.

     Interest expense increased $1.6 million in 1998, primarily due to higher incremental borrowings resulting from the sale of $95 million 11 1/4% Senior Subordinated Notes in December 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

     Other income, net decreased by $1.4 million primarily due to decreased interest and investment income when compared to 1997.

     Taxes on income (benefit) are calculated using an estimated annual effective income tax rate at the end of each reporting period. The rate is reviewed and adjusted periodically to reflect changes in estimates by tax jurisdictions in regulations, rates, deductibility of expenses, utilization of tax credits, potential tax exposures, and state and local taxes.

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED JUNE 30, 1998 WITH THE THREE MONTHS ENDED JUNE 30, 1997

The following table presents the three product lines for the three-month periods ended June 30:
                                          1998           1997
                                              (in millions)
                                        $      %        $      %
                                      ----  -----     ----  -----
Transaction Cards & Systems . . . .   25.7   29.4     28.9   36.5
Printing Services
  & Document Management . . . . . .   22.0   25.2     11.5   14.5
Security Printing Solutions . . . .   39.5   45.4     38.8   49.0
                                      ----  -----     ----  -----
                                      87.2  100.0     79.2  100.0
                                      ====  =====     ====  =====

     Sales increased by $8.0 million or 10.1% from 1997 after giving effect to a $6.6 million reduction in sales resulting from changes in foreign exchange rates. Transaction Cards & Systems ("TCS") sales decreased $3.2 million or
11.1%. Printing Services & Document Management ("PSDM") sales increased $10.5 million or 91.3% and Security Printing Solutions ("SPS") sales increased $0.7 million or 1.8%.

     The decrease in TCS sales was principally due to lower volume requirements for stored-value telephone cards ($5.3 million) in Brazil and lower equipment sales in Australia ($0.9 million). This decrease was partially offset by increased sales of optical variable devices ($2.2 million) and increased card personalization sales resulting from the March 1998 acquisition in France ($1.1 million).

     The increase in PSDM sales is primarily due to the acquisition of Sati in France ($7.8 million) and the award of a new outsourcing bank contract in Brazil ($2.5 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

     The increase in SPS sales ($0.7 million) is principally due to an increase in sales of currency and product authentication products offset in part by lower sales of domestic government products and checks in Brazil.

     Sales by foreign subsidiaries represented 70% and 71% of the Company's consolidated sales in 1998 and 1997, respectively.

     Cost of goods sold increased $12.0 million or 22.8%, after giving effect to a $5.4 million reduction in costs resulting from changes in foreign exchange rates. As a percentage of sales, cost of goods sold was 73.9% in 1998 as compared to 66.3% in 1997. This increase is primarily attributable to a shift in product mix primarily in Brazil and Australia. In Brazil, lower volumes on the higher margin stored- value telephone cards was partially offset with lower margin PSDM sales. In Australia, higher costs associated with new customers and products resulted in lower margins. The product mix in any given period is not indicative of the expected product mix in any future period.

             Selling and administrative expenses increased $3.0 million (27.7%) from 1997 after giving effect to a $0.8 million reduction resulting from changes in foreign exchange rates. The increase was principally due to the inclusion of the Sati's operations in 1998 ($0.9 million), higher amortization of restricted stock and severance payments ($0.9 million) and higher commissionable sales ($0.7 million). As a percentage of sales, selling and administrative expenses increased to 16.1% in 1998 from 13.9% in 1997.

     Depreciation expense increased by $0.4 million from 1997, after giving effect to a $0.4 million reduction resulting from changes in foreign exchange rates.

     Interest expense increased $0.7 million in 1998, primarily due to higher incremental borrowings resulting from the sale of $95 million 11 1/4% Senior Subordinated Notes in December 1997.

     Other income, net decreased by $1.1 million primarily due to decreased interest and investment income when compared to 1997.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Operating cash flows decreased $15.2 million for the six months ended June 30, 1998 as compared to the same period in 1997 (before changes in operating assets and liabilities) primarily as a result of decreased earnings.

     Operating assets and liabilities also affected cash flows. The net increase in operating cash flows from such changes of $4.0 million in 1998 as compared to 1997 is primarily due to the timing of payments of accounts payable and accrued expenses offset in part by the timing of accounts receivable collections and an increase in inventories.

     Investing activities for 1998 included $1.0 million for an acquisition in France as compared to $2.5 million during 1997 in Brazil of a leading manufacturer of personalized financial transaction cards. The acquisition in 1998 did not have a significant effect on the Company's results of operations. The reduction in the level of capital expenditures to $2.5 million in 1998 from $4.1 million in 1997 reflected the completion of the expansion of manufacturing capacity in Brazil in 1997.

     Financing activities for the six months ended June 30, 1998 included the refinancing of the Leigh-Mardon ("LM") debt in Australia, increased working capital revolver borrowings and reduced dividend payments to ABNB's minority shareholder. The LM refinancing included a five-year $55.3 million amortizing revolving credit facility. The revolving credit facility expires in March 2003 with semi-annual commitment step downs and is initially priced at the bank bill rate plus 1.75%. On March 26, 1998, in connection with the refinancing, Leigh-Mardon entered into a three-year floating-to-fixed interest rate swap with two of the syndicate banks. The notional principal amount of the swap is equal to 75% of the initial borrowings under the facilities or approximately $37.3 million. The notional principal amount of the swap will amortize in line with the semi-annual commitment reductions under the five-year revolving credit facility. Under the terms of the swap agreement, Leigh-Mardon will pay the counterparty an average fixed rate of 5.62% and will receive an amount equal to the 90-day bank bill rate (approximately 5.1% at June 30, 1998).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

     At June 30, 1998, the Company had approximately $7.0 million in cash and cash equivalents. The Company's subsidiaries, ABN and ABNH, are parties to a three-year, $20.0 million revolving credit facility for general working capital purposes and letters of credit which expires on October 30,1998. The Company is currently negotiating an extension or a new facility. At June 30, 1998, the Company had approximately $12.8 million of availability under its Credit Facility before reductions for $3.5 million of outstanding letters of credit and $8.3 million of borrowings. In addition, LM and the Sati Group had available unused lines of credit of approximately $2.6 million and $1.4 million, respectively.

     The Syndicate Banks for the LM credit facility have amended certain covenants as of June 30, 1998. LM is in compliance with the covenants of the credit facility, as amended, as of June 30, 1998.

     The Company's long-term debt included $126.5 million of 10 3/8% Senior Notes, $95.0 million principal amount of 11 1/4% Senior Subordinated Notes, $8.0 million of 11 5/8% Senior Notes, $50.4 million of LM revolving credit facility, $12.3 million of borrowings in Brazil, $12.3 million of the Sati Group debt and $4.1 million of other debt.

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

     Effective January 1, 1998, as a result of substantial decrease in inflation rates in Brazil, the method of translating ABNB's financial statements was changed to reflect gains and losses as a separate component of stockholders' equity. Prior to 1998, the Company translated ABNB's financial statements as if ABNB were operating in a hyperinflationary economy. In prior years gains and losses resulting from translation and transactions were determined using a combination of current and historical rates and are reflected in earnings. The effect of the change reduced stockholders' equity by approximately $1.7 million with a corresponding credit to deferred income taxes. The Company's domestic, Australian, New Zealand and French operations are not significantly affected by inflation. ABNB's sales represented 38% and 45% of consolidated sales in 1998 and 1997, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Effective July 20, 1998, the Company completed its previously announced public offering of all of the shares of its wholly-owned subsidiary, American Bank Note Holographics, Inc. The Company received approximately $107 million in proceeds from the offering before taxes, and certain legal, accounting, printing and miscellaneous expenses. The Company estimates its pre-tax gain on the sale to be approximately $78 million.

     The Company plans to use the net proceeds from the offering in accordance with the terms of the indentures governing the Company's indebtedness. The Company will use the net proceeds it received to repay indebtedness on its 10 3/8% Senior Notes due 2002 and for general corporate purposes.


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

Part II  Other Information

Item 1.  Legal Proceedings

     On June 10, 1998, the Company reached agreement with De La Rue, plc concerning the settlement of the three pending lawsuits with De La Rue and its affiliated companies. Such actions have been dismissed with prejudice. Terms of the settlement are subject to a confidentiality agreement and the amounts previously provided are sufficient to cover the settlement.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

     As a result of a vote of stockholders at the Annual Meeting of Stockholders held on June 9, 1998, it was resolved that:

     1. The Directors nominated for election were elected with the votes cast as follows:

     Nominee                   Votes In Favor    Votes Withheld
     Bette B. Anderson           20,269,443          262,077
     Dr. Oscar Arias S.          18,678,612        1,852,908
     C. Gerald Goldsmith         20,269,492          268,028
     Ira J. Hechler              20,269,045          262,475
     Sidney Levy                 20,270,534          260,986
     David S. Rowe-Beddoe        20,270,787          260,733
     Alfred Teo                  20,270,761          260,759
     Morris Weissman             20,268,291          263,229

     2. The proposal to approve the proposed appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 was approved by a vote of 20,243,040 in favor, 61,512 against and 226,968 abstained.

Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits:
Exhibit
Number

10.1 Form of Separation Agreement by and between American Banknote Corporation and American Bank Note Holographics, Inc. dated
      as of  1998.                                    **
10.2  American Bank Note Holographics, Inc. Form of Underwriting
      Agreement dated June 1998     **
27    Article 5 Financial Data Schedule     **

  **  Filed electronically herewith

(b)   Report on Form 8-K - Form 8-K filed August 3, 1998
        Items 2 and 7


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Banknote Corporation


By /s/ Patrick J. Gentile
   ----------------------
   Patrick J. Gentile
   Senior Vice President and
   Chief Accounting Officer
   Date: August 14, 1998

                                  Exhibit Index


List of Exhibits Pursuant to Item 601 of Regulation S-K:
Exhibit

10.1 Form of Separation Agreement by and between American Banknote Corporation and American Bank Note Holographics, Inc. dated as of  1998.
10.2  American Bank Note Holographics, Inc. Form of Underwriting
      Agreement dated June 1998
27    Article 5 Financial Data Schedule