Form 10-Q
period 1998-09-30
AMERICAN BANKNOTE CORP
filed 1998-11-17
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549


                          FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                               OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________to _________


                Commission File Number 1-3410

                 AMERICAN BANKNOTE CORPORATION
     (Exact name of Registrant as specified in its charter)

          A Delaware               I.R.S. Employer
          Corporation               No. 13-0460520

         410 Park Avenue, New York, New York   10022-4407

              Telephone - Area Code   212-593-5700-9100

         200 Park Avenue, New York, New York   10166-4999
          (Former Address, if Changed From Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes X No

At November 9, 1998 - 20,524,442 shares of common stock were outstanding.

                   AMERICAN BANKNOTE CORPORATION

                            FORM 10-Q

                            I N D E X

                                                             PAGE
                                                              NO.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Unaudited Condensed Consolidated Balance Sheets
      September 30, 1998 and December 31, 1997. . . . . . .      3

   Unaudited Condensed Consolidated Statements of Income
      For the Nine and Three Months Ended September 30, 1998
      and 1997. . . . . . . . . . . . . . . . . . . . . . .      4

   Unaudited Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 1998 and 1997      5

   Unaudited Condensed Consolidated Statement of Stockholders'
      Equity For the Nine Months Ended September 30, 1998 .      6

   Notes to Unaudited Condensed Consolidated
      Financial Statements. . . . . . . . . . . . . . . . .      7

 Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . .     14

 Item 3. Quantitative and Qualitative Disclosures
      about Market Risks. . . . . . . . . . . . . . . . . .     24

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .     24

 Item 2. Changes in Securities and Use of Proceeds. . . . .     24

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .     25

PART I - Financial Information
ITEM 1.  Financial Statements
AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                          September    December
                                                          30, 1998     31, 1997
ASSETS                                                   (Unaudited)
Current assets
  Cash and cash equivalents . . . . . . . . . . . . .     $106,592     $ 17,323
  Accounts receivable, net of allowance for
    doubtful accounts of $1,630 and $986. . . . . . .       45,476       57,422
  Costs in excess of billings, of $14,001 and
    $2,848, on uncompleted contracts. . . . . . . . .        1,069        5,442
  Inventories . . . . . . . . . . . . . . . . . . . .       31,192       41,686
  Deferred income taxes . . . . . . . . . . . . . . .        6,399        3,046
  Prepaid expenses and other. . . . . . . . . . . . .       14,188       11,371
      Total current assets  . . . . . . . . . . . . .      204,916      136,290
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $119,798 and $113,939 . . . . . . .      226,946      258,724
Other assets  . . . . . . . . . . . . . . . . . . . .       25,447       25,918
Excess of cost of investment in subsidiaries
  over net assets acquired, net of accumulated
  amortization of $9,039 and $8,863 . . . . . . . . .       66,119       82,604
                                                          $523,428     $503,536
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving credit facilities . . . . . . . . . . . .     $  3,494     $  7,523
  Current portion of long-term debt . . . . . . . . .       82,572       17,886
  Accounts payable and accrued expenses . . . . . . .       59,670       54,761
      Total current liabilities . . . . . . . . . . .      145,736       80,170
Long-term debt  . . . . . . . . . . . . . . . . . . .      223,149      293,215
Other liabilities . . . . . . . . . . . . . . . . . .       25,784       21,466
Deferred income taxes . . . . . . . . . . . . . . . .       56,686       32,808
Minority interest . . . . . . . . . . . . . . . . . .       18,607       20,836
                                                           469,962      448,495
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, authorized 2,500,000 shares,
    no shares issued or outstanding . . . . . . . . .            -            -
  Zero Coupon Convertible Subordinated Debentures . .        7,325        8,326
  Preferred Stock, Series B, par value $.01 per share,
   authorized 2,500,000 shares, issued and outstanding
    1,704,845 shares in 1998. . . . . . . . . . . . .           17            -
  Common Stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    22,370,787 shares and 21,134,769 shares . . . . .          224          211
  Capital surplus . . . . . . . . . . . . . . . . . .       79,162       74,713
  Retained-earnings (deficit) . . . . . . . . . . . .      (21,171)     (23,282)
  Unearned compensation . . . . . . . . . . . . . . .       (1,335)
  Treasury stock, at cost (1,985,845 shares
    and 281,000 shares) . . . . . . . . . . . . . . .       (1,253)      (1,253)
  Cumulative currency translation adjustment  . . . .       (9,503)      (3,674)
      Total stockholders' equity  . . . . . . . . . .       53,466       55,041
                                                          $523,428     $503,536


See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)


                                      Nine Months Ended    Three Months Ended
                                        September 30          September 30
                                        1998     1997        1998       1997

Sales . . . . . . . . . . . . . . .  $239,804  $248,416    $75,798    $88,152

Costs and expenses:
  Cost of goods sold. . . . . . . .   182,477   166,263     62,044     58,435
  Selling and administrative. . . .    44,624    34,881     18,004     11,962
  Severance and asset impairments .    20,791               20,791
  Depreciation and amortization . .    18,045    17,799      6,228      6,346
                                      265,937   218,943    107,067     76,743
                                      (26,133)   29,473    (31,269)    11,409
Other (expense) income:
  Interest expense. . . . . . . . .   (27,316)  (24,353)    (9,766)    (8,451)
  Gain on sale of subsidiary. . . .    79,518               79,518
  Other, net. . . . . . . . . . . .       463     2,397        263        845
                                       52,665   (21,956)    70,015     (7,606)

Income before taxes on income
    and minority interest . . . . .    26,532     7,517     38,746      3,803

Taxes on income . . . . . . . . . .    19,303       371     23,131        807

  Income before minority interest .     7,229     7,146     15,615      2,996

Minority interest . . . . . . . . .       760     2,458        450        564

  Income before cumulative effect
    of change in accounting principle   6,469     4,688     15,165      2,432
Cumulative effect of change in
    accounting principle. . . . . .    (2,290)        -          -          -

  Net income. . . . . . . . . . . .  $  4,179   $ 4,688    $15,165    $ 2,432


  Net income per share - Basic:
    Before cumulative effect of change
      in accounting principle        $    .29   $   .23    $   .70    $   .12
    Cumulative effect of change in
      accounting principle . . . .       (.11)        -          -          -
                                     $    .18   $   .23    $   .70    $   .12

  Net income per share - Diluted:
    Before cumulative effect of change
      in accounting principle        $    .23   $   .22    $   .55    $   .11
    Cumulative effect of change in
      accounting principle . . . .       (.08)        -          -          -
                                     $    .15   $   .22    $   .55    $   .11




See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
                                                         Nine Months Ended
                                                           September 30
                                                         1998        1997

Operating Activities:
  Net cash from operations, after adjustments to
    reconcile income (loss) to net cash
        provided by operating activities. . . . . . .   $(5,241)   $ 21,829
  Changes in operating assets and liabilities,
    net of effects from acquisitions:
    Marketable securities.  . . . . . . . . . . . . .         -       2,077
    Accounts receivables. . . . . . . . . . . . . . .     8,826      (3,075)
    Inventories . . . . . . . . . . . . . . . . . . .    (8,276)     (7,021)
    Prepaid and other assets. . . . . . . . . . . . .      (421)     (5,757)
    Accounts payable and accrued expenses . . . . . .    (4,199)     (5,198)
    Other . . . . . . . . . . . . . . . . . . . . . .     2,712        (975)
Net cash provided by (used in)
    operating activities  . . . . . . . . . . . . . .    (6,599)      1,880

Investing Activities:
  Net Proceeds from sale of subsidiary. . . . . . . .   105,637
  Acquisitions of subsidiaries. . . . . . . . . . . .    (1,169)     (5,546)
  Capital expenditures. . . . . . . . . . . . . . . .    (4,338)     (7,491)
Net cash provided by (used in) investing activities .   100,130     (13,037)

Financing Activities:
  Long-term borrowings (net of related
    expenses in 1998 of $1,503) . . . . . . . . . . .    54,223       6,280
  Zero Coupon Convertible Subordinated Debenture. . .                 4,700
  Payment of long-term debt . . . . . . . . . . . . .   (59,224)     (8,813)
  Revolving credit facilities, net. . . . . . . . . .     1,686          88
  Dividend to minority shareholder. . . . . . . . . .    (1,295)     (2,587)
  Proceeds from exercise of options and warrants. . .       100         626
  Other . . . . . . . . . . . . . . . . . . . . . . .        53           -
Net cash provided by (used in)
  financing activities  . . . . . . . . . . . . . . .    (4,457)        294

Effect of foreign currency exchange rate
  changes on cash and cash equivalents. . . . . . . .       195         218

Increase (decrease) in cash and cash equivalents  . .    89,269     (10,645)
Cash and cash equivalents beginning of period . . . .    17,323      14,256

Cash and cash equivalents end of period . . . . . . .  $106,592     $ 3,611

Supplemental cash payments:
  Taxes . . . . . . . . . . . . . . . . . . . . . . .   $ 6,400     $ 3,400
  Interest  . . . . . . . . . . . . . . . . . . . . .   $18,100     $20,400


See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 1998
(Amounts in thousands)


                     Zero Coupon                                                         Cumulative
                     Convertible  Series B                  Retained                      Currency
                     Subordinated Preferred Common Capital  Earnings  Unearned  Treasury   Transl.   Total
                     Debentures    Stock    Stock  Surplus  (Deficit)   Comp.     Stock    Adjust.   Equity
Balance-
  January 1, 1998       $8,326              $211   $74,713  $(23,282)            $(1,253)  $(3,674)  $55,041

Exchange of Series B
  Preferred Stock for
  Common Stock                     $  17               (17)

Issuances in
  connection with:
  Options exercised                            1        99                                               100
  Compensation
    plans                                      6     2,306              $(1,335)                         977
  Acquisitions                                 2       651                                               653

Zero coupon convertible
subordinated debentures:
  Accreted interest        413                                  (413)
  Conversion            (1,414)                4     1,410

Foreign
  currency
  translation
  adjustments                                                 (1,655)                       (5,829)   (7,484)

Net income                                                     4,179                                   4,179

Balance-
  September 30, 1998    $7,325    $  17     $224   $79,162  $(21,171)   $(1,335) $(1,253)  $(9,503)  $53,466


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

Note B - Cumulative Effect of Accounting Change

The AICPA Accounting Standards Executive Committee issued in April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires the cost of start-up activities and organization costs to be expensed as incurred. The Company adopted this pronouncement in the third quarter of 1998 effective as of the beginning of the year. The cumulative effect of this change in accounting principle resulted in a charge to net income of $2.3 million net of applicable tax benefit. In addition, previously reported cost of goods sold for the first six months of 1998 was retroactively adjusted to eliminate the net amortization of startup costs of approximately $0.9 million which decreased previously reported net loss by approximately $0.6 million.

Note C - Severance and Asset Impairments

During the third quarter of 1998, the Company: (a) implemented a program of certain cost saving measures in Australia (b) was notified by a long standing customer that a contract at the Company's domestic operations will expire on December 31, 1998 and would not be renewed and (c) received renewals of certain multi-year contracts at anticipated lower production volumes. As a result of the foregoing, the Company will in the near term terminate approximately 210 employees and will not renew the contracts of certain other employees all of which will result in the payment of severance. Additionally, as a result of the aforementioned contract and reduced volume in certain product lines, specific owned and leased property and equipment will no longer be used and is therefore impaired, and certain inventories, primarily raw materials and spare parts, will no longer be utilized. Accordingly, during the third quarter of 1998, the Company provided charges for asset impairments and severance,

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note C - Severance and Asset Impairments - Continued

which are included in the following categories in the 1998
Consolidated Statements of Income (in thousands):

        Cost of goods sold                                     $ 5,511
        Selling, general and administrative expense                283
        Severance and asset impairments                         20,791
                                                               $26,585

These charges consisted of the following (in thousands):

     Write-downs:
        Inventory on hand                                      $ 5,247
        Fixed assets not in use                                  7,630
        Fixed assets currently in use                            4,403
                                                                17,280
     Accruals:
        Employee severance pay and fringe benefits               3,679
        Present value of lease payments and related
          exit costs                                             5,343
                                                                 9,022
     Other related costs incurred:
        Management consultants                                     283

                                                               $26,585


In addition to the above, the Company incurred severance charges in the normal course of business of $0.4 million.

The Company has determined that a substantial portion of the impaired property and equipment does not have a net realizable value due to excess industry capacity, the age of the equipment and the cost of dismantling and removal.

Approximately $1.1 million and $3.4 million of the above charge will require the utilization of cash during the fourth quarter of 1998 and calendar 1999, respectively. At September 30, 1998, accrued expenses include $6.0 million for severance and related costs and the present value of lease payments. Other long-term liabilities include $2.8 million primarily related to the present value of lease payments. During the third quarter 1998, approximately $0.5 million was expended for severance payments. The Company estimates that all of the above activities will be completed by September 30, 1999.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note D - Gain on Sale of Subsidiary

Effective July 20, 1998, the Company completed its previously announced public offering ("the Offering") of all of the shares of its wholly-owned subsidiary, American Bank Note Holographics, Inc. ("ABNH"). The Company received approximately $107 million in proceeds from the offering before taxes, legal, accounting, printing and related expenses. The pre-tax gain on the sale was approximately $79.5 million.

The following operations of ABNH are included in the Condensed Consolidated Statement of Income:
                                Nine Months Ended
                                  September 30
                                   1998* 1997

    Sales. . . . . . . . . . . . . . . . . .    $16,803  $19,641
    Costs and expenses:
      Cost of goods sold . . . . . . . . . .      6,554    7,837
      Selling and administrative . . . . . .      2,805    3,861
      Depreciation and amortization  . . . .        594      869
                                                  9,953   12,567
    Operating income . . . . . . . . . . . .      6,850    7,074
    Other income, net. . . . . . . . . . . .         77      109
    Intercompany interest income . . . . . .        163      228
    Interest expense . . . . . . . . . . . .       (261)       -
      Income before taxes on income  . . . .      6,829    7,491
    Taxes on income . . . . . .. . . . . . .      2,744    3,057
          Net income . . . . . . . . . . . .    $ 4,085  $ 4,354

    *Through July 20, 1998


The financial statements reflect both allocated and, where readily determinable, actual expenses for services provided by the Company to ABNH to affiliates through the Offering. Where allocations have been utilized, the Company and affiliates and ABNH recorded transactions based upon systematic and reasonable methods, including but not limited to, sales, asset values, and headcount all as a percent of total.

In addition to the above, the Company and affiliates had purchases of $1.4 million and $0.2 million in the nine months ended September 30, 1998 and 1997, respectively, from ABNH in the normal course of business. There were no sales by the Company and affiliates to ABNH in the nine months of 1998 or 1997. Trade accounts payable to ABNH were $1.1 million and $0.7 million at September 30, 1998 and December 31, 1997, respectively. There were no trade receivables from ABNH at September 30, 1998 or December 31, 1997.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note D - Gain on Sale of Subsidiary - Continued

The amounts by major category of historical transactions with ABNH follow for the period from January 1, 1998 to July 20, 1998 (in thousands):

Due from (to) ABNH:
   Balance at beginning of period (3). . . . . . . .     $(22,996)
     Income tax liability receivable from ABNH . . .        2,422
     Tax payments received from ABNH . . . . . . . .       (2,422)
     Cash advances from ABNH. . .  . . . . . . . . .       (8,233)
     Offering costs from ABNH. . . . . . . . . . . .         (182)
     Allocation of employee benefits (1) . . . . . .          402
     Allocation of security services . . . . . . . .          100
     Sales and administration expenses (2). . . . . ..        244
     Intercompany interest (3) . . . . . . . . . . .         (156)
     Executive benefits (4). . . . . . . . . . . . .           13
   Balance at July 20, 1998. . . . . . . . . . . . .     $(30,808)


  (1) Primarily medical, life and disability insurance premiums. (2) Includes legal fees and allocated portion of audit fees. (3) Includes a $5.3 million note receivable to ABNH bearing interest at 5.75% per annum.
  (4) Includes value of restricted stock of the Company.

The amounts due to ABNH have been canceled and deemed to be a dividend as of the Offering date.

The Company and ABNH have entered into several agreements in connection with the Offering pursuant to which certain administrative services may continue to be performed by the Company for ABNH following the Offering, and the companies will continue to maintain certain business ties. No services have been provided to ABNH since the date of the Offering. The Company and ABNH have also exchanged certain releases and indemnification agreements. Following the date of the sale, ABNH is longer be a member of the Company's consolidated group for tax purposes.

As a result of the sale of ABNH, the Company determined that undistributed retained earnings of ABNB could no longer be considered permanently invested. Accordingly, during the third quarter of 1998, the Company provided $7.1 million for this tax adjustment.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note E - Changes in Common Stock Issued

Changes in Common Stock issued:

   Balance January 1, 1998                     21,135
     Stock options exercised                       54
     Restricted stock compensation plans          595
     Acquisitions                                 156
     Conversion of zero coupon convertible
       subordinated debentures                    431
   Balance September 30, 1998                  22,371

In March 1998 and September 1998, a total of approximately 595,000 shares of restricted stock was awarded to various employees under the Company's Long Term Performance Plan. Restrictions on the shares lapse over three years. The aggregate market value of the shares on the date of issuance ($2.2 million) is being charged to operations over the period that the restrictions lapse.

Note F - Series B Preferred Stock

On July 22, 1998, the Board of Directors adopted a resolution creating a series of 2,500,000 shares of preferred stock designated as Series B Preferred Stock. The shares of the Series B Preferred Stock are generally non voting and otherwise are substantially similar to the Company's Common Stock. The Series B Preferred Stock is convertible into Common Stock on a share for share basis at the option of the Series B Preferred Stock stockholder or the Company. In July 1998, the Company exchanged 1,704,845 shares of the Series B Preferred Stock for an equal number of its outstanding shares of Common Stock. Such shares of Common Stock exchanged are held by the Company as treasury stock.

Note G - Net Income Per Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All prior period earnings per share data have been restated to conform to the provisions of this statement.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note G - Net Income Per Share - Continued

Computations used in the calculation of basic and diluted income per share follow:

                                      Nine Months Ended    Three Months Ended
                                        September 30          September 30
                                        1998     1997        1998       1997
Basic Income Per Share
Income before cumulative effect
  of change in accounting principle   $ 6,469   $ 4,688    $15,165    $ 2,432
Accretion of zero coupon convertible
  subordinated debentures . . . . .      (413)      (65)      (132)       (65)
Numerator for basic income per share
  before cumulative effect
  of change in accounting principle   $ 6,056   $ 4,623    $15,033    $ 2,367

Denominator for basic income per share Weighted average of shares of:
    Common Stock. . . . . . . . . .    20,851    19,950     20,316     19,910
    Series B Preferred Stock. . . .       379         -      1,134          -
    Denominator for basic income
      per share . . . . . . . . . .    21,230    19,950     21,450     19,910

Diluted Income Per Share
Income before cumulative effect
  of change in accounting principle   $ 6,469   $ 4,688    $15,165    $ 2,432
Accretion of zero coupon convertible
  subordinated debentures converted       (23)      (65)         -        (65)
Numerator for diluted income per
  share before cumulative effect
  of change in accounting principle   $ 6,446   $ 4,623    $15,165    $ 2,367

Denominator for diluted income per share Weighted average of shares of:
    Common Stock. . . . . . . . . .    20,851    19,950     20,316     19,910
    Series B Preferred Stock. . . .       379         -      1,134          -
    Weighted average shares . . . .    21,230    19,950     21,450     19,910
  Effect of dilutive:
    Zero coupon convertible
    subordinated debentures . . . .     5,635         -      5,635
    Employee stock options and
    non-vested share issuances. . .       705       880        545      1,020
  Denominator for diluted income per
    share - weighted average shares
    and assumed conversions. . . . .   27,570    20,830     27,630     20,930

The 1998 denominator for computing diluted income per share excludes approximately 2.1 million shares of Common Stock that are reserved for the exercise of warrants to purchase approximately 1.6 million shares of Common Stock and the exercise of approximately 0.5 million stock options. The exercise prices of these securities are greater than the average market price of the common shares and their inclusion would be antidilutive to diluted income per share.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note H - Translation of ABNB's Financial Statements
         Change in Accounting

As a result of the reduced inflation rate in Brazil, effective January 1, 1998, the method of translating the financial statements of the Company's subsidiary in Brazil, American Bank Note Grafica e Servicos Ltda. ("ABNB"), was changed to reflect translation gains and losses as a separate component of equity. Prior to 1998, ABNB's financial statements were translated using the method applicable to hyperinflationary economies in which gains and losses resulting from translation and transactions were determined using a combination of current and historical rates and were reflected in earnings. Such charge included in the condensed consolidated statement of operations for the nine months ended September 30, 1997 was approximately $107,000. As a result of this change in accounting method, the Company adjusted its deferred income tax liability with a corresponding charge of approximately $1.7 million to stockholders' equity as of the beginning of 1998.

Note I - Acquisitions

As of March 31, 1998, the Company acquired check and card personalization businesses in France. The acquisition purchase price of approximately $3.3 million was financed with approximately $1.6 million of non-recourse term loans in France, $1.0 million of cash and the issuance of 155,503 shares of the Company's Common Stock valued at approximately $0.7 million. The acquisitions were accounted for by the purchase method of accounting. The purchase price was allocated on a preliminary basis as follows: assets acquired $14.4 million; liabilities assumed $11.7 million; and excess cost of investment in subsidiaries over net assets acquired $0.6 million.

Note J - Accounting Pronouncements

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The comprehensive loss for the nine months ended September 30, 1998 was approximately $3.3 million, inclusive of the foreign currency translation adjustments of $7.5 million.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, is effective for periods beginning after June 15, 1999. The Company is currently evaluating the effect of this standard.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note K - Inventories
                               September December
                                30, 1998 31, 1997
                                 (in thousands)

   Finished goods. . . . . . . . . . . . .    $ 5,642    $ 6,454
   Work in process . . . . . . . . . . . .     10,450     17,356
   Raw materials and supplies. . . . . . .     16,169     17,876
                                              $32,261    $41,686

Note L - Commitments and Contingencies

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

Note M - Subsequent Events

In October 1998, pursuant to a tender offer commenced on August 27, 1998, the Company redeemed for cash $70 million aggregate principal amount of its outstanding 10 3/8% Senior Notes due June 1, 2002 (the "Notes"), for 101% of the principal amount, plus accrued interest.

In connection with the above purchase of the Notes, the Company incurred a pre-tax extraordinary loss on their early extinguishment of approximately $1.8 million consisting of approximately $0.8 million for the 1% premium and approximately $1.0 million of a non-cash write off of previously deferred debt issue expense.

As of November 11, 1998, the Company received conversion requests for approximately $2.6 million principal amount of the zero coupon convertible debentures at an average conversion price of $1.26 per share. The Company may at its option redeem for cash all or a portion of these securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

Consolidated operations in 1998 include the operations of ABNH to the July 20, 1998 date of sale. The acquisition of the Sati Group's check personalization, electronic printing and document management business, acquired in August 1997, and the Menno plastic card business, acquired in May 1997, are reflected in the results of operations for the entire 1998 period. In addition, on March 31, 1998, the Company acquired check and card personalization businesses in France. The acquisitions were accounted for as purchase transactions and their operations are included since that date.

The Company operates in both Brazil and Australia which had significant foreign exchange rate fluctuations in 1998 and 1997. The comparison below reflects the effect of changes in foreign exchange rates.

COMPARISON OF RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company operates in a single industry, secured products and systems, with three principal product lines. The following table presents these product lines for the nine-months ended September 30 (dollars in millions):
                                         1998            1997
                                        $      %        $      %
Transaction Cards & Systems . . . .   68.2   28.5     83.3   33.5
Printing Services
  & Document Management . . . . . .   64.3   26.8     43.6   17.6
Security Printing Solutions . . . .  107.3   44.7    121.5   48.9
                                     239.8  100.0    248.4  100.0

Sales decreased by $8.6 million or 3.5% from 1997 after giving effect to a $19.4 million reduction in sales resulting from changes in foreign exchange rates. Transaction Cards & Systems ("TCS") sales decreased $15.1 million or 18.1% and Security Printing Solutions ("SPS") sales decreased $14.3 million or 11.8%. These decreases were partially offset by an increase in Printing Services and Document Management sales of $20.7 million or 47.5%.

The decrease in TCS sales was principally due to lower volume requirements for stored-value telephone cards in Brazil($14.8 million), decreased sales resulting from the sale of ABNH ($2.3 million), and lower equipment sales ($2.1 million) in Australia. These decreases were partially offset by a stronger demand in Brazil for transaction cards and the acquisition in May 1997 of the Menno card business ($2.2 million), increased card personalization sales resulting from the March 1998 acquisition of CPS in France ($2.4 million) and increased transaction processing revenues ($1.1 million) from the Company's domestic merchant services operation.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

RESULTS OF OPERATIONS - CONTINUED

The increase in PSDM sales is primarily due to the acquisition of Sati in France ($17.1 million) and the award of a new outsourcing contract in Brazil ($5.8 million).

The decrease in SPS sales ($14.3 million) is principally due to reduced customer volumes at American Bank Note Company ("ABN"), for travelers checks, foreign and domestic government products and other secure documents, and lower volumes for bank documents in Australia and Brazil. These decreases were partially offset by increased currency sales at ABN, passport sales in Australia and driver's license systems in Brazil.

Sales by foreign subsidiaries represented 75% and 71% of the Company's consolidated sales in 1998 and 1997, respectively.

Cost of goods sold increased $16.2 million or 9.7%, after giving effect to a $14.4 million reduction in costs resulting from changes in foreign exchange rates. As a percentage of sales, cost of goods sold was 76.1% in 1998 as compared to 66.9% in 1997. This increase is primarily attributable to an inventory write-down of $5.5 million resulting primarily from a reduction in domestic business (see Note C - Severance and Asset Impairments), decreased margins due to the sale of ABNH and a change in product mix primarily in Brazil and Australia. In Brazil, lower volumes on the higher margin stored-value telephone cards was partially offset with lower margin PSDM sales. In Australia, higher costs associated with new customer contracts and products resulted in lower margins. The product mix in any given period is not indicative of the expected product mix in any future period.

Selling and administrative expenses increased $9.7 million (27.9%) from 1997 after giving effect to a $2.0 million reduction resulting from changes in foreign exchange rates. The increase was principally due to the inclusion of the Sati Group's operations in 1998 ($2.0 million), higher charges for restricted stock grants, severance payments and employee incentive provisions ($3.6 million), a reversal of pre-tax liabilities no longer required in 1997 ($0.8 million), higher commissionable sales ($1.2 million), an increase in the bad debt provision ($0.8 million), and higher consulting and professional fees ($0.7 million). As a percentage of sales, selling and administrative expenses increased to 18.6% in 1998 from 14.0% in 1997.

The charge for severance and asset impairments of $20.8 million results from the implementation of certain cost savings measures in Australia, the loss of a customer contract, and reduced levels of production in certain product lines, (as further described in Note C Severance and Asset Impairments).

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

RESULTS OF OPERATIONS - CONTINUED

Depreciation expense increased by $0.2 million from 1997 principally due to the inclusion of the Sati group in 1998.

Interest expense increased $3.0 million in 1998, primarily due to higher incremental borrowings resulting from the sale of $95 million 11 1/4% Senior Subordinated Notes in December 1997.

Other income, net decreased by $1.9 million primarily due to decreased interest and investment income when compared to 1997.

Effective July 20, 1998, the Company completed its public offering of all the shares of its wholly-owned subsidiary, ABNH resulting in a pre-tax gain on the sale of approximately $79.5 million (See Note C Gain on Sale of Subsidiary).

Taxes on income (benefit) are calculated using an estimated annual effective income tax rate at the end of each reporting period. The rate is reviewed and adjusted periodically to reflect changes in estimates by tax jurisdictions in regulations, rates, deductibility of expenses, utilization of tax credits, potential tax exposures, and state and local taxes. In addition, as a result of the sale of ABNH, the Company determined that undistributed retained earnings of ABNB could no longer be considered permanently invested. Accordingly, during the third quarter of 1998, the Company provided $7.1 million for this tax adjustment.

The cumulative effect adjustment of a change in accounting principle of $2.3 million, net of tax, is the result of the Company's adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities," in the third quarter effective as of the beginning of the year.

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table presents the three product lines for the three-month periods ended September 30 (dollars in millions):

                                             1998            1997
                                        $      %        $      %
Transaction Cards & Systems . . . .   22.3   29.4     27.9   31.6
Printing Services
  & Document Management . . . . . .   22.8   30.1     17.0   19.3
Security Printing Solutions . . . .   30.7   40.5     43.3   49.1
                                      75.8  100.0     88.2  100.0

Sales decreased by $12.4 million or 14.1% from 1997 after giving effect to a $7.3 million reduction in sales resulting from changes in foreign exchange rates. Transaction Cards & Systems sales decreased $5.6 million or 20.1%. Printing Services & Document Management sales increased $5.8 million or 34.1% and Security Printing Solutions sales decreased $12.6 million or 29.1%.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

RESULTS OF OPERATIONS - CONTINUED

The decrease in TCS sales mainly resulted from the elimination of hologram sales due to the sale of ABNH.

The increase in PSDM sales is primarily due to the acquisition of Sati in France ($4.7 million) and the award of a new outsourcing bank contract in Brazil ($1.9 million).

The decrease in SPS sales ($12.6 million) is principally due to reduced customer volumes at ABN for travelers checks, foreign and domestic government products and other secure documents, and lower volumes for bank documents in Australia and Brazil. The decreases were partially offset by increased passport sales in Australia and drivers license systems in Brazil.

Sales by foreign subsidiaries represented 87% and 69% of the Company's consolidated sales in 1998 and 1997, respectively.

Cost of goods sold increased $3.6 million or 6.2%, after giving effect to a $5.1 million reduction in costs resulting from changes in foreign exchange rates. As a percentage of sales, cost of goods sold was 81.9% in 1998 as compared to 66.3% in 1997. This increase is primarily attributable to an inventory write-down of $5.5 million resulting primarily from a reduction in domestic business (see Note C Severance and Asset Impairments), decreased margins due to the sale of ABNH, and a change in product mix primarily in Brazil and Australia. In Brazil, lower volumes on the higher margin stored-value telephone cards was partially offset with lower margin PSDM sales. In Australia, higher costs associated with new customer contracts and products resulted in lower margins. The product mix in any given period is not indicative of the expected product mix in any future period.

Selling and administrative expenses increased $6.1 million (50.6%) from 1997 after giving effect to a $0.2 million reduction resulting from changes in foreign exchange rates. The increase was principally due to the inclusion of the Sati Group's operations in 1998 ($0.6 million), higher charges for restricted stock grants, severance payments and employee incentive provisions ($3.2 million), higher commissionable sales ($0.8 million), an increase in the provision for bad debts ($0.8 million) and higher consulting and professional fees ($0.7 million). As a percentage of sales, selling and administrative expenses increased to 23.8% in 1998 from 13.6% in 1997.

The charge for severance and asset impairments of $20.8 million results from the implementation of certain cost savings measures in Australia, the loss of a customer contract, reduced levels of production in certain product lines, and impaired owned and lease property and equipment which will no longer be utilized. (See Note C - Severance and Asset Impairments).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

Depreciation expense was approximately the same compared to the prior year.

Interest expense increased $1.3 million in 1998, primarily due to higher incremental borrowings resulting from the sale of $95 million 11 1/4% Senior Subordinated Notes in December 1997.

Other income, net decreased by $0.6 million primarily due to lower interest and investment income when compared to 1997.

Effective July 20, 1998, the Company completed its public offering of all the shares of its wholly-owned subsidiary, ABNH resulting in a pre-tax gain on the sale of approximately $79.5 million (See Note D Gain on Sale of Subsidiary).

Taxes on income are calculated using an estimated annual effective income tax rate at the end of each reporting period. The rate is reviewed and adjusted periodically to reflect changes in estimates by tax jurisdictions in regulations, rates, deductibility of expenses, utilization of tax credits, potential tax exposures, and state and local taxes. In addition, as a result of the sale of ABNH, the Company determined that undistributed retained earnings of ABNB could no longer be considered permanently invested. Accordingly, during the third quarter of 1998, the Company provided $7.1 million for this tax adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows decreased $27.0 million for the nine months ended September 30, 1998 as compared to the same period in 1997 (before changes in operating assets and liabilities) primarily as a result of decreased earnings when adjusted for the gain on the sale of ABNH and the charges for severance and asset impairment in the third quarter.

Operating assets and liabilities also affected cash flows. The net increase in operating cash flows from such changes of $18.6 million in 1998 as compared to 1997 is primarily due to the timing of payments of prepaid expenses, accounts receivable collections and payments of accounts payable offset by an increase in inventories.

Investing activities for 1998 included $1.2 million for an acquisition in France as compared to $5.5 million during 1997 in Brazil of a leading manufacturer of personalized financial transaction cards and in France of a leading manufacturer of electronically printed personalized documents. The acquisition in 1998 did not have a significant effect on the Company's results of operations. The reduction in the level of capital expenditures to $4.3 million in 1998 from $7.5 million in 1997 reflected the substantial completion of the expansion of certain manufacturing capacity in Brazil in 1997. The $105.6 million of proceeds reflects the $115.9 million IPO of ABNH net of underwriting discounts and expenses related to the transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

Financing activities for the nine months ended September 30, 1998 included the refinancing of the Leigh-Mardon ("LM") debt in Australia, increased working capital revolver borrowings and reduced dividend payments to ABNB's minority shareholder. The LM refinancing included a five-year $55.3 million amortizing revolving credit facility. The revolving credit facility expires in March 2003 with semi-annual commitment step downs and is initially priced at the bank bill rate plus 1.75%. On March 26, 1998, in connection with the refinancing, Leigh-Mardon entered into a three-year floating-to-fixed interest rate swap with two of the syndicate banks. The notional principal amount of the swap is equal to 75% of the initial borrowings under the facilities or approximately $37.3 million. The notional principal amount of the swap will amortize in line with the semi-annual commitment reductions under the five-year revolving credit facility. Under the terms of the swap agreement, Leigh-Mardon will pay the counterparty an average fixed rate of 5.62% and will receive an amount equal to the 90-day bank bill rate (approximately 5.0% at September 30, 1998).

At September 30, 1998, the Company had approximately $106.6 million in cash and cash equivalents including the net proceeds from the IPO of ABNH.

The Company's subsidiary, ABN, is party to a three-year, revolving credit facility for general working capital purposes and letters of credit which was amended to a $10 million commitment to reflect the sale of ABNH through an IPO in July and which was originally scheduled to expire on October 30,1998. In October, the current lender, Chase Manhattan Bank, extended the $10 million revolving credit's maturity to December 31, 1998 to allow additional time to negotiate a new multi-year committed facility.

At September 30, 1998, the Company had approximately $4.9 million of availability under its Credit Facility before reductions for $3.5 million of outstanding letters of credit and $1.4 million of borrowings. In addition, LM and the Sati Group had available unused lines of credit of approximately $2.0 million and $1.0 million, respectively.

In October 1998, the Sati Group entered into a three-year floating-to-fixed rate interest rate swap agreement with Societe Generale on 65% of the principal amount (approximately $8.0 million) of its amortizing term loans. The swap is priced at a fixed rate of 3.8% plus the 1.75% spread applicable to the Sati Group's PIBOR (Paris Interbank Offer Rate) loans. This hedging agreement was required under the terms of the Sati Group bank loan agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The Company completed a tender offer for $70 million principal amount of the 10 3/8% Senior Notes on September 25, 1998. A total of $70 million face value of bonds were redeemed for a total use of funds of $73.2 million including a 1% tender premium and accrued interest. Currently $20.1 million of proceeds of the Offering remain after deducting all fees, expenses and taxes related to the offering of ABNH and reinvested capital expenditures to date. These proceeds can be reinvested in the current businesses or related acquisitions for a period of up to 180 days from the Offering's effective date, July 20, 1998 or used to Tender for additional 10 3/8% Senior Notes.

The Company's long-term debt included $56.5 million of 10 3/8% Senior Notes (after the above completed tender offer), $95.0 million principal amount of 11 1/4% Senior Subordinated Notes, $8.0 million of 11 5/8% Senior Notes, $46.2 million of LM revolving credit facility, $4.1 million of borrowings in Brazil, $11.4 million of the Sati Group debt and $1.9 million of other debt.

Management believes that cash flows from operations together with cash balances and availability of funds under the Company's and subsidiaries credit facilities and asset sales will be sufficient to service debt and fund capital expenditures for the foreseeable future. The Company also believes that it and its subsidiaries possess sufficient unused debt capacity and access to debt and equity markets to pursue additional acquisition opportunities and meet extraordinary working capital needs as they arise.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The Company's domestic, Australian, New Zealand and French operations are not significantly affected by inflation. ABNB's sales represented 42% and 43% of consolidated sales in 1998 and 1997, respectively.

YEAR 2000 ISSUE

The Year 2000 issue involves the risk that computer systems using two-digit date fields will fail to properly recognize the Year 2000, resulting in computer system failures for businesses, government agencies, service providers, vendors and customers. If not corrected, these computer applications could fail or create erroneous results. The global extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, could affect the economy and the Company. The Company uses computer information systems and manufacturing equipment, which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment, which use date sensitive software. The Company recognizes the importance of the Year 2000 issue and it has been given high priority.

In 1997 the Company began to review the production equipment used in the manufacture of its products as well as the systems related to the infrastructure of the Company's manufacturing and office facilities. The Company is continuing to inventory and verify Year 2000 readiness of computer controlled manufacturing equipment and computer controls for its manufacturing and office facilities. This effort is approximately 50 percent complete and requires validation of equipment from the equipment manufacturer.

In 1998 the Company began evaluating and testing its internal computer information systems. This effort involves plans for creating or purchasing replacement systems for those computer information systems that were developed internally as well as obtaining versions of software purchased from third parties that are Year 2000 compliant. The Company expects to have substantially converted or replaced computer information systems for its entire business operations by the end of the third quarter of 1999. Also, in 1998 the Company began to assess the Year 2000 problem remediation efforts of the Company's suppliers, including providers of services such as utilities, and customers where there is a significant business relationship. These efforts however provide no assurances that the Company will not be affected by the Year 2000 problems of other organizations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

YEAR 2000 ISSUE - CONTINUED

The costs associated with the Company's Year 2000 remediation are being expensed as incurred. The Company estimates that it has expended approximately $0.4 million to date and that an additional $0.8 million may be required to be expended. The foregoing amounts are estimates and may include amounts that would have been incurred in normal upgrading of equipment and software.

The Company's current estimates of the amount of costs and time necessary to remediate and test its computer systems are based on the facts and circumstances existing and known at this time. These estimates were made using assumptions of future events including the continued availability of certain resources, implementation success by key third parties and other factors.

If the Company is unsuccessful or if the remediation efforts of its key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on the Company's results and financial condition. The Company's contingency plan is currently limited to such precautionary measures as an anticipated increased level of finished goods and raw materials to minimize the potential disruption in the Company's ability to manufacture and distribute products and also the identification of alternate suppliers. At this time, however, the Company is unable to quantify any potential adverse impact but will continue to monitor and evaluate the situation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As required by the Company's Australian and French subsidiary's financing agreements, separate three-year floating-to-fixed rate swap agreements were entered into, on approximately $43.3 million principal amount of debt. The debt arrangements are discussed in greater detail in Liquidity and Capital Resources in included in Item 2 hereof.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 22, 1998, the Board of Directors adopted a resolution creating a series of 2,500,000 shares of Preferred stock designated as Series B Preferred Stock. The shares of the Series B Preferred Stock are generally non voting and otherwise are substantially similar to the Company's Common Stock. The Series B Preferred Stock is convertible into Common Stock on a share for share basis at the option of the Series B Preferred Stock stockholder or the Company. In July 1998, the Company exchanged 1,704,845 shares of a newly authorized Series B Preferred Stock for an equal number of its outstanding shares of Common Stock. Such shares are held by the Company as treasury stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
Exhibit
Number
 3.1  Certificate of Designations of Series B Preferred Stock of
      American Banknote Corporation **
 4.1 Amending Agreement to the Senior Debt Facility Agreement dated August 10, 1998 between ABN Australasia Limited ("Borrower") American Banknote Corporation and Chase Securities Australia Limited ("Agent"), for itself and as Agent of the Participants. **
 4.2  Registration Rights Agreement Entered into as of  July 30,
      1998, Between American Banknote Corporation and Bay Harbour
      Management, L.c., for its Managed Accounts **
27 Article 5 Financial Data Schedule ** ** Filed electronically herewith

(b)      Report on Form 8-K - Form 8-K filed August 3, 1998
           Items 2 and 7

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Banknote Corporation


By s/ Patrick J. Gentile
   ------------------------
   Patrick J. Gentile
   Senior Vice President and
   Chief Accounting Officer
   Date: November 16, 1998

                           Exhibit Index



List of Exhibits Pursuant to Item 601 of Regulation S-K:
Exhibit

 3.1  Certificate of Designations of Series B Preferred Stock of
      American Banknote Corporation
 4.1 Amending Agreement to the Senior Debt Facility Agreement dated August 10, 1998 between ABN Australasia Limited ("Borrower") American Banknote Corporation and Chase Securities Australia Limited ("Agent"), for itself and as Agent of the Participants.
 4.2  Registration Rights Agreement Entered into as of  July 30,
      1998, Between American Banknote Corporation and Bay Harbour
      Management, L.c., for its Managed Accounts
27    Article 5 Financial Data Schedule