Form 10-K
period 2000-12-31
AMERICAN BANKNOTE CORP
filed 2001-08-30
CIK 51124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 1-3410
                                -----------------

                          AMERICAN BANKNOTE CORPORATION
             (Exact name of Registrant as specified in its charter)

      Delaware                                           13-0460520
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                 410 Park Avenue, New York, New York 10022-4407
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 593-5700

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

    Title of each class:                    Name of exchange on which registered
 Common Stock, par value $.01 per share                    OTC-BB

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At August 17, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $501,785, based on the closing price of $.02 per share as reported on the OTC-BB on that date. At August 17, 2001, 25,089,230 shares of Common Stock were outstanding.

Documents Incorporated by Reference.

None.

                          AMERICAN BANKNOTE CORPORATION

                                TABLE OF CONTENTS

PART I
     ITEM 1.   BUSINESS
     ITEM 2.   PROPERTIES
     ITEM 3.   LEGAL PROCEEDINGS
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS
     ITEM 6.   SELECTED FINANCIAL DATA
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     ITEM 11.  EXECUTIVE COMPENSATION.
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS                                                F-1

                                     PART I


ITEM 1.   BUSINESS

INTRODUCTION

     American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

     Through its subsidiaries in the United States, Brazil, Australia, New Zealand, France, and Argentina, the Company is a trusted provider of secure printed documents, printed and personalized secure and non-secure transaction and identification cards and systems, and a wide array of document management and transaction services and solutions. The Company provides its customers in the private and public sectors with products and services that incorporate anti-fraud and counterfeit resistant technologies. The Company operates and manages its business based on geographic location in a single industry along three principal product lines: Transaction Cards and Systems; Printing Services and Document Management; and Security Printing Solutions. The Company is endeavoring to expand along these and complementary product lines, with particular emphasis on fields that are relevant to its existing customer base, such as electronic commerce.

     The Parent's principal subsidiaries are:

          American Bank Note Company ("ABN") a New York corporation and the Company's domestic operating subsidiary,

          American Bank Note Company Grafica e Servicos Ltda. ("ABNB"), a 77.5% owned Brazilian company,

          ABN Australasia Limited, trading as the Leigh-Mardon Group (`LM"), an Australian company, with an operating subsidiary in New Zealand

          CPS Technologies, S.A. ("CPS"), a French company, and

          Transtex S.A. ("Transtex"), an Argentine company.

     As discussed in more detail below under "Chapter 11 Proceeding," Item 3, "Legal Proceedings" and Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters," in December 1999, the Parent (but none of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). At that time, the Parent also filed a plan of reorganization (as subsequently amended, the "Plan"). In November 2000, the Bankruptcy Court confirmed the Parent's Plan in the Chapter 11 Proceeding. The Plan has not yet been consummated.

     None of the Parent's subsidiaries is now or has ever been a party to the Chapter 11 proceeding or any other insolvency or similar proceeding. Each one of the subsidiaries continues to operate its respective business in the normal course, on a stand-alone basis.

     The Parent was incorporated in Delaware in 1993 as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation. The Company's principal executive offices are located at 410 Park Avenue, New York, New York 10022, and its telephone number is (212) 593-5700.

CHAPTER 11 PROCEEDING

EVENTS LEADING TO CHAPTER 11 PROCEEDING

     During the several years prior to the Chapter 11 Proceeding, the Company embarked upon an international expansion program that was financed primarily through a combination of the U.S. public debt markets, local bank borrowings and cash flow from operations.

     In 1999, the ability to service the Parent's U.S. dollar denominated debt became severely impacted by a major devaluation in Brazil's currency, the Real. The Real devalued against the U.S. dollar in 1999 by approximately 48% when compared to its 1998 value. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." As ABNB accounted for more than half of the Company's consolidated revenues, operating profit and cash flow from operations, the devaluation of the Real significantly reduced the available cash in U.S. dollars to be upstreamed to the Parent to service its U.S. debt and to fund its corporate operating expenses.

     The inability to upstream dividends was further impacted by the restrictive terms of the Australian subsidiary's local bank borrowing agreement wherein cash flow from operations generated by this subsidiary can only be used to service its local debt.

     Over the past several years, beginning in 1996, ABN has experienced certain negative trends primarily resulting from a decrease in revenues generated from its high margin stock and bond certificate and food coupon products. As a result, ABN utilized a good portion of its cash flow generated from operations to complete a restructuring of its business that resulted in less cash being available to be upstreamed to service the Parent's debt.

     Finally, the high cost of legal and investigative fees in connection with the Parent's defense of the various legal proceedings put further strain on the Company's cash flow. See Item 3, "Legal Proceedings."

     In early 1999, the Parent realized that it would be unable to continue to service its U.S. public debt obligations. On May 28, 1999, the Parent announced that it would not make the semi-annual interest payment due June 1, 1999 on its 11 1/4% Senior Subordinated Notes due December 1, 2007 (the "Senior Subordinated Notes"), but that it would make the semi-annual interest payment on its 10 3/8% Senior Notes due 2002 (the "Senior Secured Notes"). In addition, the Parent announced that its advisors, The Blackstone Group ("Blackstone"), had initiated discussions with holders of approximately 50% of the Senior Subordinated Notes to address a possible restructuring of these notes.

     On June 30, 1999, the Parent reiterated that it would not make the semi-annual interest payment on the Senior Subordinated Notes as and when due after taking into consideration the 30-day grace period. Blackstone began to hold discussions with an informal committee of holders of more than 85% of the Senior Subordinated Notes, seeking a consensual restructuring which would convert all or a substantial portion of that debt to equity.

     On August 31, 1999, the Parent further announced that it would not make its interest payment due on its 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "Senior Unsecured Notes") after taking into consideration the 30-day grace period.

     On November 2, 1999, the Parent announced that it had reached an agreement in principle on the terms of a financial restructuring with an informal committee who held 85% of the Senior Subordinated Notes and 56% of the Senior Secured Notes. The Parent also reached a separate agreement with a holder of the Parent's Convertible Subordinated Notes (the "Convertible Notes") who held in excess of 95% of such notes. See Item 5, "Market Price for the Registrant's Common Equity and Related Stockholder Matters - Chapter 11 Plan of Reorganization," for further information.

     The following table summarizes the Parent`s outstanding principal indebtedness as of December 8, 1999, the date the Company filed a petition for reorganization relief under Chapter 11:

                                                             Amount
   DEBT                                                   (IN MILLIONS)       MATURITY DATE
   --------------------------------------------           -------------       ----------------------

   10 3/8% Senior Secured Notes                            $   56.5           June 1, 2002
   11 5/8% Senior Unsecured Notes                               8.0           August 1, 2002
   111/4% Senior Subordinated Notes                            95.0           December 1, 2007
   Zero Coupon Convertible Subordinated Notes:
        July 24, 1997 issuance                                  0.6           August 2, 2002
        November 25, 1997 issuance                              3.1           November 25, 2002
                                                            -------
                                                           $  163.2

CHAPTER  11 FILING  AND  CONFIRMATION  OF THE
REORGANIZATION PLAN

     On December 8, 1999, the Parent (but none of its subsidiaries) filed a petition for reorganization relief commencing its Chapter 11 Proceeding. On that date, the Parent also filed its Plan, which sets forth the manner in which claims against and interests in the Parent will be treated following its emergence from Chapter 11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries is a party to the Chapter 11 proceeding or any other insolvency or similar proceeding.

     The terms of the Plan had been pre-negotiated between the Parent and an informal committee of unaffiliated noteholders (the "Noteholders Committee"). The Noteholders' Committee included holders of at least 85% of the $95 million aggregate principal amount of the Senior Subordinated Notes and at least 56% of the $56.5 million aggregate principal amount of the Senior Secured Notes. Both the Noteholders Committee and an official Committee of Equity Security Holders appointed by the United States Trustee on April 12, 2000 (the "Equity Committee") recommended the Plan and the classes they represented subsequently voted for the acceptance of the Plan.

     The Plan was subsequently amended three times. On November 3, 2000 (the "Confirmation Date"), the Bankruptcy Court confirmed the Parent's third and final amended Plan. Final emergence from Chapter 11 will occur on the Consummation Date, after the satisfaction or waiver by the Noteholders Committee of certain conditions precedent as set forth in the Plan. The two major remaining significant conditions precedent that require resolution to permit the consummation of the Plan are:

     (a) A final judgment of permanent injunction will have been entered by a United States District Court which enjoins the Parent from violating the antifraud provisions of the Securities Act of 1933 (Section 17(a)) and the antifraud, periodic reporting, internal accounting controls, and record-keeping provisions of the Securities Exchange Act of 1934 (Sections 10(b), 13(a) and 13(b)(2)(A) and (B) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder) and which does not require the Parent to pay any disgorgement or civil penalty; and

     (b)A final resolution will have occurred in a manner satisfactory to the Parent and the Noteholders' Committee of the United States Attorney's Office investigation in the revenue recognition issues at the Parent's former wholly-owned subsidiary American Bank Note Holographics, Inc. ("ABH").

     The Parent has not yet been advised by the Noteholders Committee whether the present status of the U.S. Attorney's Office investigation (as discussed in more detail under Item 3, "Legal Proceedings") constitutes a satisfactory resolution of condition (b) above. The Parent believes that condition (a) has been met. However, a further condition precedent to consummation is that the Parent must have adequate resources on hand to pay its liabilities in the normal course of business.

     In the intervening nine months since the Bankruptcy Court's confirmation of the Plan, the Company has been adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. In addition, the Company has serious concerns about the potential impact of Brazil's ongoing energy crisis. That crisis has already resulted in disruptions to the Brazilian economy, and many analysts believe it will reduce future economic growth. The Company cannot predict the duration or the severity of the Brazilian energy crisis and therefore has not yet been able to assess its impact on future operating results.

     As a result, the Parent has increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation. Consequently, management expects to propose to the Bankruptcy Court certain amendments to the Plan (a) to give the Parent the option to defer cash interest payments payable under its Senior Unsecured Notes if, in the reasonable judgment of management, sufficient cash is not available to pay such interest in cash and fund all other working capital needs of the Company, (b) to extend the maturity date of its Senior Unsecured Notes, and (c) to grant the Parent an option to extend the maturity date of its Senior Secured Notes. Such proposals would be subject, in all respects, to the approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

     As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, lower than anticipated operating income for the first six months of the year 2001 has increased the risk that the Plan may require further amendment prior to consummation. Furthermore, if the Parent is charged with and subsequently convicted of one or more violations of federal law with respect to the recent United States Attorney's Office Foreign Corrupt Practices Act investigation, (the "FCPA") there could be further negative consequences. See Item 3, "Legal Proceedings."

PRIMARY PURPOSES OF THE PLAN

     The primary purposes of the Plan are to reduce the Parent's debt service requirements and overall level of indebtedness, to realign its capital structure and to provide it with greater liquidity. The Plan contemplates reducing the principal amount of the Parent's indebtedness, significantly lessening its debt service requirements, and transferring majority ownership of the Parent from its present equity security holders primarily to the present holders of the Senior Subordinated Notes. See Item 5, "Market Price for the Registrant's Common Equity and Related Stockholder Matters - Chapter 11 Plan of Reorganization" for further discussion.

     WHILE THE PLAN IS INTENDED TO MATERIALLY IMPROVE THE PARENT'S INDEBTEDNESS, CAPITAL STRUCTURE AND LIQUIDITY, MANY OF THE SAME RISKS THAT RESULTED IN THE PARENT'S INABILITY TO MEET ITS INTEREST PAYMENTS IN 1999 REMAIN TODAY, INCLUDING FOREIGN CURRENCY RISK, ECONOMIC RECESSION, AN ACCELERATED DECREASE IN HIGH MARGIN PRODUCTS, AND A HIGH LEVEL OF PRINCIPAL INDEBTEDNESS (AND RESTRICTIVE DEBT COVENANTS) FOR ITS AUSTRALIAN SUBSIDIARY. THE PARENT'S ABILITY TO CONTINUE AS A GOING CONCERN DEPENDS UPON NUMEROUS FACTORS INCLUDING: THE RESTRUCTURING OF ITS INDEBTEDNESS IN ACCORDANCE WITH THE PLAN, AS PROPOSED TO BE AMENDED, REFINANCING ITS EXISTING CREDIT FACILITIES AS THEY BECOME DUE AND GENERATING SUFFICIENT CASH FLOW FROM OPERATIONS TO MEET ITS RESTRUCTURED AND OTHER OBLIGATIONS ON A TIMELY BASIS. FOR A FURTHER DISCUSSION OF THESE RISKS, PLEASE SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ITEM 7A, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

     IN ADDITION TO THE RISKS MENTIONED ABOVE AND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," LIABILITIES ASSOCIATED WITH THE ONGOING FCPA MATTER MAY CONTINUE TO HAVE A NEGATIVE IMPACT ON THE PARENT'S CASH FLOW, AND THEREFORE, ITS ABILITY TO SERVICE AND REPAY THE PRINCIPAL ON ITS RESTRUCTURED INDEBTEDNESS. SEE ITEM 3, "LEGAL PROCEEDINGS" FOR FURTHER INFORMATION.

COMPANY STRUCTURE AND STRATEGY

     In each of the markets that it serves, the Company is a leading regional provider of secure transaction solutions, documents and systems for financial institutions, governments and corporations. The Company's regional operations are based in the United States, Brazil, Australia, New Zealand, France and Argentina. The Company's Brazilian and Australian subsidiaries hold a significant market position in virtually every product line offered in their respective home markets.

     Through its subsidiaries, the Company designs solutions and manufactures products that incorporate anti-fraud and counterfeit resistant technologies, including stored-value (imbedded circuit) and prepaid telephone, magnetic-stripe, memory and microprocessor-based transaction cards ("smart cards"), licenses, identification and issuance systems, bank and other checks, stock and bond certificates and a wide variety of electronically or digitally produced personalized documents. Through strategic alliances and joint ventures funded through operating cash flow, as well as a program to realign and refine its manufacturing operations, the Company continues to look for ways to improve its financial performance and expand its technological base and product lines. There is no assurance that the Company can generate sufficient cash to pay the Parent's debt and still have the ability to pursue these activities, particularly in light of the Chapter 11 Proceeding.

     During the past several years, the Company has undergone several major restructurings of its operations and has made strategic decisions to: (i) restructure, consolidate and reduce its manufacturing costs, (ii) diversify and expand its products and services in the major geographic regions where it conducts business, (iii) package complete "end-to-end" transaction and printing solutions, products and services to retain and grow market share and (iv) create strategic joint ventures and alliances with partners who provide strong technology and/or value added products that are complementary to its business. These restructurings and strategic decisions were directed at reducing the Company's reliance on maturing product lines which have been declining in favor of new products and services with growth potential.

     The Company operates and manages its business based on geographic location. Each of its operating subsidiaries has a local management team that manages and makes daily business decisions in relation to their respective operations. The Company's corporate management provides general oversight of local management, supplies strategic focus and direction, establishes and oversees global corporate policies, and works with local management on potential acquisitions, joint ventures, capital planning and financing opportunities. The Company's corporate and local management work closely together to refine the Company's operations, while at the same time pursuing new products and growth opportunities.

     In addition to the risks described under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," the Company is subject to numerous risks in connection with doing business in its foreign countries, including the risk that the Company will be subject to future government imposed restrictions in these countries including, but not limited to, new laws or prohibitions on the repatriation of dividends, or government action or intervention resulting in the nationalization or expropriation of the Company's assets.

FINANCIAL INFORMATION ABOUT SEGMENTS

     The Company has five reportable segments: (1) United States, (2) Brazil,
(3) Australia, (4) France and (5) Argentina. The Australian segment also has operations throughout New Zealand and in parts of Asia. The Argentine segment has operations in Chile and Peru and also services several other South American markets. The Company evaluates performance and allocates resources based on operating results of the reportable segments. There are no material intersegment sales or transfers between reportable segments. Each of these segments supplies products to their customers within one or more of the following three main product lines: (1) Transaction Cards and Systems, (2) Printing Services and Document Management and (3) Security Printing Solutions. For further information on the Company's reportable segments, as well as the accounting policies for these segments, see Note Q of Notes to Consolidated Financial Statements included herein.

UNITED STATES

     A supplier of secure documents of value, ABN principally operates within the Company's Security Printing Solutions product line. ABN offers a full range of security printing solutions to a wide array of government, corporate and commercial accounts. In addition to secure base printing, the Company offers its customers a wide variety of core competencies, including but not limited to secure storage, direct fulfillment, distribution, personalization, accountability, and inventory and database management. ABN and its predecessors have printed security documents for over 200 years.

     ABN principally sells its products in the U.S. markets, but from time to time sells into foreign markets particularly in parts of Latin America, Eastern Europe and certain developing countries. U.S. export sales in 2000 were approximately $0.2 million or less than 1% of ABN's total sales.

     Over the past several years ABN has restructured and streamlined its operations in an attempt to exit negative margin product lines and to reduce its cost structure to a level more appropriate to its remaining business. As a result, ABN believes it can now be more competitive in its remaining core operations and can effectively and efficiently provide additional value added products in a secure environment to its existing customer base and to new customers. However, for the first half of 2001, ABN has continued to experience a decline in demand for its mature high margin product lines (particularly stock and bond certificates and food coupons) and has been unable, thus far, to find a sufficient number of opportunities in lower margin product lines to fully offset the significant decline in expected operating income and cash flow for 2001. Based upon a comparison of the results of operations for the first six months of 2001 versus the first six months of 2000, operating income at ABN declined by approximately $2.3 million (approximately 50%) from 2000. The lower levels of operating income for 2001 has had a negative effect on ABN's ability to upstream dividends to the Parent to fund its corporate obligations.

BRAZIL

     The Company's international expansion began in 1993 with the acquisition of ABNB, currently the largest private-sector security printer and manufacturer of transaction cards in Brazil. ABNB is also a leading provider of stored-value telephone cards to many of the newly created regional telephone companies in Brazil. ABNB provides a wide variety of document management systems and solutions to many of the largest corporate, financial and government institutions in Brazil. Over 95% of ABNB's sales are in Brazil.

     In July 1995, ABNB acquired the security printing operations of Grafica Bradesco Ltda. from Banco Bradesco, S.A., Brazil's largest privately owned commercial bank, in exchange for a 22.5% minority ownership interest in ABNB valued at a negotiated purchase price of approximately $17 million. In May 1997, the Company acquired the plastic cards division of a company in Brazil, Menno Equipamentos para Escritorio Ltda. for approximately $10 million in cash and notes. ABNB produces products in all three of the Company's product lines (Transactions Cards and Systems, Printing Services and Document Management, and Security Printing Solutions).

     Subject to, and effective only upon, consummation of the Plan, the Company intends to sell a 2% interest in ABNB to local management for an aggregate purchase price of approximately $0.8 million for the purpose of creating a management incentive plan to retain ABNB's key management. The purchase price for said interest is based upon ABNB's approximate book value as of December 31, 2000.

AUSTRALIA

     The Company's international expansion continued in 1996 with the acquisition of LM, Australia and New Zealand's oldest, largest and only fully integrated provider of secure document and transaction card solutions.

     In 1996, LM was acquired in a two step leveraged acquisition for a negotiated purchase price of approximately $79.2 million. LM is the leading transaction card manufacturer and printer of security documents in Australia and New Zealand. LM produces products in all three of the Company's product lines (Transactions Cards and Systems, Printing Services and Document Management, and Security Printing Solutions).

     In the first quarter of 2000, LM expanded its market reach by taking over the in-house card personalization operations of a major bank in Taiwan. LM has received a long term outsourcing arrangement with this bank to provide base stock cards and card personalization and continues to generate card opportunities with other major financial institutions in the Asia Pacific region.

     In June 2001, the Company granted to LM's Managing Director options to purchase a 5% equity interest in LM to vest over a 27 month period at an aggregate exercise price of $10. The Company is engaging in this transaction as a part of a management incentive plan to retain the services of LM's Managing Director into the future, and as a restructuring of a prior service agreement to reduce the aggregate cash compensation.

     In an attempt to become more efficient, LM restructured its business in 1998 and 1999. This resulted in the closure of several personalization sites across Australia and New Zealand and the consolidation of its existing plants. The restructuring provided improved efficiencies and economies of scale in the production process. As a result, LM was able to achieve in 2000 an operating income (as a percent of sales) similar to that of the Company's other segments.

     LM continues to explore opportunities to restructure and streamline its operations in order to provide new value added products that complement its core business as a trusted third party provider of secure documents and solutions to new and existing customers. Management believes the recent restructuring in June 2001 of the terms of LM's debt with its local banking syndicate should allow LM to have the near and long-term liquidity to attempt to implement additional profit improvement programs. Under the terms of LM's amended bank facility, dividends payable to the Company will continue to be completely restricted. See
Item 7, "Liquidity and Capital Resources" for further information.

FRANCE

     The Sati Group ("Sati"), was acquired by the Company in August 1997 for approximately $11.6 million, such purchase being effected primarily through a leveraged transaction.

     In March 1998, a subsidiary of Sati acquired CPS, a secure card personalization facility. CPS operates within the Company's Transaction Cards and Systems product line. All sales are generated locally in France.

     In October 2000, the Company sold the entire printing operations of Sati but retained its equity ownership in CPS. The Company received approximately $9.8 million in cash proceeds and repaid local subsidiary indebtedness of $4.7 million, resulting in net proceeds of $5.1 million. The Company's carrying value in Sati was approximately $4.5 million, resulting in a gain on sale of $0.6 million. Income from discontinued operations of $1.1 million represents the net income of Sati up to the date of sale.

ARGENTINA

     In April 1999, the Company acquired Transtex, Argentina's leading manufacturer of transaction cards including debit, credit, telephone and smart cards for a total cash purchase price of approximately $15.5 million. Transtex maintains a sales office in Chile, where the Company is also the leading supplier of secure transaction cards. It also maintains a representative office in Peru. Transtex operates within the Company's Transaction Card and Systems product line. Transtex principally sells its products within the three country region mentioned above but also services several other countries in South America.

PRODUCT LINES

     Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems, Printing Services and Document Management, and Security Printing Solutions. The Company manages and oversees these product lines on a country-by-country basis.

     The following table presents the components of these sales for the year ended December 31, 2000 (in millions):

                                                   SALES      PERCENTAGE

     Transaction Cards and Systems              $  83,187        32%
     Printing Services and Document Management     50,324        19%
     Security Printing Solutions                  126,428        49%
                                                ---------       ----
                                                $ 259,939       100%
                                                =========       ====

TRANSACTION CARDS AND SYSTEMS

     The Company is a leading supplier of a wide range of transaction cards, products and systems in the Latin American, Australian, and New Zealand markets. In France, CPS is one of the largest personalizers of bank and prepaid phone cards. The Company continues to expand and improve its production and service capabilities to capitalize on the trend toward cashless financial transactions. These products primarily include: (i) stored-value and prepaid cards, (ii) transaction cards and personalization services, (iii) licenses and issuance systems and (iv) micro-chip imbedded "smart-card" applications.

     Stored-Value and Prepaid Cards. The Company is a leading supplier of stored-value and prepaid telephone cards in Latin America, Australia, New Zealand and France. In Brazil, ABNB supplies stored-value telephone cards to many regional telephone companies as well as prepaid phone cards to many mobile telecom operators. In Argentina and France, the Company is a major supplier of prepaid phone cards to their respective local telephone carriers. The Company's Australian subsidiary, LM, is a major supplier of prepaid phone cards to Australia's national telephone company. The Company also provides stored-value cards as well as contact and contactless cards to various firms in the financial and transportation industries.

     Transaction Cards and Personalization Services. The Company is a leading producer and personalizer of magnetic-stripe transaction cards, including credit, debit, ATM, transportation, access and identification cards, supplying customers in Latin America, Australia, New Zealand and other parts of the Asia Pacific region. The Company supplies cards to financial institutions, including those issued for Visa(TM), MasterCard(TM) and American Express, as well as cards for major corporations and other institutions. In France, CPS is a leading personalizer of debit cards for many of the major French banks.

     In Latin America, Australia and New Zealand, the Company is a leader in the manufacture and personalization of non-magnetic stripe transaction cards, including loyalty (frequent buyer) and health insurance program cards.

     License and issuance systems. The Company handles large scale license contracts in Brazilian and Australian states, including the production and personalization of driver's and shooter's licenses as well as various corporate identification programs. In Brazil, ABNB is a leading provider of issuance systems including management of Motor Vehicle Departments for a number of states in Brazil.

     Smart card applications. The Company's subsidiaries in Brazil and Australia have formed separate but similar joint venture companies with Gemplus S.A., the world's leading systems designer and manufacturer of smart cards. A smart card is a transaction card with an imbedded micro-chip which allows for the storage of materially more data than the traditional magnetic stripe card. The two joint venture companies will each manufacture, market and sell smart card systems and products in the Brazilian and Australian markets. The Company currently has a 50% ownership interest in each of these joint ventures. In France, CPS is a third-party personalizer of smart GSM phone cards and in Argentina, Transtex has started to supply smart loyalty program cards and prepaid chip phone cards.

PRINTING SERVICES AND DOCUMENT MANAGEMENT

     The Company's Printing Services and Document Management business allows public and private sector institutions to outsource their in-house printing, personalization and document processing operations. Utilizing advanced inventory control systems, e-commerce solutions and "just-in-time" distribution capabilities, the Company helps businesses and governmental institutions effectively lower costs by supplying all of their printing, storage, processing, system and distribution needs.

     Electronic Printing Applications. The Company is a full service provider of electronic printing applications to a number of its corporate and government customers. Electronic printing applications encompass the secure data handling, electronic printing, personalization and mailing of documents for large-scale billing cycles. This process involves the computerized printing of an array of variable data onto pre-printed base stock. Some of the primary applications are billing and fund collection systems, check and credit card statements, letter checks and invoices.

     In Brazil, Australia, and New Zealand, the Company provides electronic printing application services for institutions in the banking, insurance, utilities and telecommunication industries, as well as for a number of state and federal government agencies.

     Printing, Storage & Distribution. The Company prints products such as business forms and checks and provides storage and distribution services to the end user on behalf of its customers. For example, in addition to printing, ABN stores and distributes food coupons for the United States Department of Agriculture (the "USDA"). In Australia, LM prints and distributes medical forms for the Australian Health Insurance Commission, a government agency. In Brazil, ABNB performs print and document management and distribution services for leading financial institutions.

SECURITY PRINTING SOLUTIONS

     The Company supplies counterfeit-resistant documents of value in each of the countries where it does business. Such documents include checks, money orders, passports, stock and bond certificates and other commercial documents of value such as gift certificates. The Company utilizes a variety of anti-counterfeiting features such as special inks and papers, computer generated bar and micro encoding, elaborate steel-engraved designs and distinctive lithographic printing techniques all of which enable the Company to manufacture products containing state-of-the-art security features. As an additional security feature, many of the Company's manufacturing, storage and distribution facilities employ high levels of plant security, including guards, alarms, video monitoring and extensive accountability controls.

     Checks. The Company is the leading private sector supplier of personalized checks for major banks in Brazil, Australia and New Zealand. The Company supplies banks and other financial institutions with checks, same-day check personalization, and a wide array of security printing products such as money orders, vouchers and deposit books.

     With the advent of electronic payment systems, demand for bank checks in all three countries continue to decline. While in Brazil checks represent a small part of ABNB's total revenue and gross margin for 2000 (approximately 9% and 7%, respectively), LM's revenue base and gross margin for bank checks in Australia and New Zealand in 2000, when compared to its total revenue, is much higher (approximately 36% and 37%, respectively).

     Stock and Bond Certificates. ABN produces stock and bond certificates. ABN is one of the few remaining producers of engraved printed certificates with the unique border designs and vignettes that have traditionally been required by the New York Stock Exchange, Inc. (the "NYSE"). ABN maintains a library of engraving plates for a large percentage of publicly traded securities.

     Stock and Bond certificates represent a declining product and there is considerable risk of further decline. This risk may be further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001, granting approval to the NYSE to change its listing requirement rules with respect to the physical format for stock and bond certificates. If adopted by the NYSE, the use of intaglio printing or the inclusion of a vignette on the certificate's face would no longer be required.

     Government Products. Government products include a variety of security documents printed for federal, state and local governments throughout the world. The Company manufactures food coupons, passports, visas, tax revenue stamps, property tax vouchers, postal panels, gas coupons, and similar products for federal governments. The Company also supplies secure documents such as motor vehicle registrations, title certificates and licenses, birth certificates, identity cards, and transportation passes for its government customers.

     The USDA is the Company's largest single domestic customer, for which the Company has printed food coupon requirements for more than 20 years. Food coupons are engraved printed documents accepted by grocery stores in lieu of currency. Revenue from food coupons as a percentage of total consolidated sales for 2000 is approximately 2.5%, but represents approximately 19% of total sales of ABN. However, like stock and bond certificates this represents a declining product line, and there is considerable risk of further decline. See "Special Note Regarding Forward-Looking Statements" for more information.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company's foreign and domestic operations are managed by geographic region. As a result, the Company considers each geographic region a reportable segment. Financial information relating to foreign and domestic operations and export sales for 2000 was as follows:

                                                     2000
                                                     ----
                                                  (in millions)
     Sales to unaffiliated customers:
         United States                            $  37.5
         Brazil                                     132.9
         Australia                                   69.8
         France                                       9.9
         Argentina                                    9.8

     Operating profit or loss:
         United States                            $   1.6
         Brazil                                      14.2
         Australia                                   (0.2)
         France                                       0.2
         Argentina                                   (9.5)

     Export sales: United States                  $   0.2

     For further information on the Company's foreign and domestic operations and export sales, see Note Q of Notes to Consolidated Financial Statements and the Report of Independent Auditors included herein.

SALES AND MARKETING

     The Company sells its products and services through a combination of direct sales personnel, commissioned sales personnel, independent sales representatives and alliances. Each one of the Company's subsidiaries maintains its own respective sales and marketing departments. Each of the Company's subsidiaries market and sell secure products and services to a number of financial institutions, corporations, governments and government agencies worldwide. Each sales force is supported by marketing professionals who provide research and product development assistance. The sales and marketing activity is focused on the three main product lines within each geographically defined market.

MAJOR CUSTOMER

     The Company derives $35.6 million, or approximately 13.7% of total consolidated revenue from Banco Bradesco under a two-year supply contract which expires in June 2002. Bradesco owns a 22.5% minority shareholder interest in ABNB. The Company has supplied products to Bradesco under multi-year supply arrangements since 1995. There can be no assurance that this supply contract will be renewed or if renewed, will be based upon the same prices and conditions that exist today.

COMPETITION

     Competition in the Company's markets is based upon price, service, quality, reliability and the ability to offer a broad range of secure transaction products and services. Certain of the Company's product lines, particularly Transaction Cards and Systems and Security Printing Solutions, have high costs of entry into these markets. Conversely, the cost to enter certain markets such as Printing Services and Document Management is much lower and in such markets, the Company faces many more diverse competitors who possess equal or greater technology infrastructures. In addition, certain of the Company's global competitors also have greater financial resources than does the Company.

     Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. Additionally, government privatization of certain agencies, particularly in Brazil with the sale of Brazil's national telephone company, has created smaller regional phone companies, which has resulted in greater pricing sensitivity. In addition, there are several smaller local competitors in Brazil who have similar manufacturing capabilities in certain transaction cards and systems and have therefore created additional competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

PATENTS

     The Company presently holds, or is licensed under, United States and foreign patents, trademarks and copyrights and continues to pursue protection when available in strategic markets. The Company believes that no one patent, license, trademark or copyright is critical to its business such that if one expired or became unavailable there would be no material adverse effect to the Company's financial position, results of operation or cash flow.

BACKLOG

     At December 31, 2000, the Company had an overall backlog of approximately $13.1 million. This backlog principally consists of orders related to stored-value telephone cards, food coupons, passports, personal checks and financial payment cards. Generally, a substantial portion of the Company's backlog is produced and shipped within twelve months. The Company believes that its backlog is not a meaningful representation of the Company's expected revenues.

RAW MATERIALS

     Sources of raw materials are generally reliable. However, the Company's dependency upon any one supplier for raw materials and consumables used in its businesses is dependent primarily upon the type of product and the region where the Company conducts business. For instance, with respect to certain product lines such as transaction cards, certain raw materials, such as specific chemicals or plastics for card manufacturing and consumables for card personalization, are available from either one or a limited number of suppliers. In addition, some of these materials may contain certain petroleum or precious metal based by-products that may cause periods of price volatility. There can be no assurance that significant price increases in raw materials and consumables can be passed on either in whole or in part to the Company's customers. As a result, any significant price increase may have a material adverse effect on the results of operations, financial position and cash flow of the Company.

ENVIRONMENTAL

     The Company uses and disposes of substances that may be toxic or hazardous substances under applicable environmental laws. Management believes that its compliance with such laws has not had, and will not have, a material effect on its capital expenditures, earnings, financial, or competitive position.

EMPLOYEES

     At December 31, 2000, the Company had approximately 3,060 employees consisting of 2,640 manufacturing employees, 300 plant administration and sales and 120 executive, corporate and administrative personnel. Approximately 28% of the Company's domestic employees, 45% of LM's employees, 87% of Transtex employees and all of ABNB's employees are represented by labor unions. None of CPS's employees are represented by labor unions. The Company has multi-year contracts with labor unions covering a substantial number of employees of ABN, several of which were renegotiated or entered into during 1999. The Company's future profitability will depend, in part, on its ability to maintain satisfactory relationships with labor unions and employees and in avoiding strikes and work stoppages. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES

                                                        Owned
                                        Approximate      or
BUSINESS SEGMENT AND LOCATION             FOOTAGE       LEASED     OPERATIONS

UNITED STATES:
  410 Park Avenue, New York, New York      2,600        Leased     Executive, administration and offices,
                                                                   lease expires 9/03
  Trevose, Pennsylvania                   11,000        Leased     Administration and sales offices;
                                                                   printing, lease expires 12/04
  Philadelphia, Pennsylvania              95,000        Owned      Security printing
  Columbia, Tennessee                     50,000        Owned      Administration and sales offices; security
                                                                   printing
  Hamilton Place, Tennessee               23,000        Leased     Finishing and storage, lease expires 7/01

BRAZIL:
  Jandira, Sao Paulo                     310,000        Leased     Printing, storage and distribution,
                                                                   electronic printing and smart-card
                                                                   manufacturing and personalization.  Lease
                                                                   expires 10/01
  Rio de Janeiro, Rio de Janeiro         140,000        Owned      Checks, financial and telephone cards,
                                                                   intaglio documents, printing and card
                                                                   personalization,
  Erechim, Rio Grande do Sul              29,000        Leased     Production and personalization of credit and
                                                                   transaction cards, lease expires 11/01
  Erechim, Rio Grande do Sul              40,000        Owned      Production of transaction cards

AUSTRALIA: (Includes New Zealand and Taiwan)
  Highett, Victoria                      139,000        Leased     LM head office, administration, sales
                                                                   imaging, plastic cards, manufacturing and
                                                                   personalization, base stock check printing,
                                                                   smart card manufacturing and personalization,
                                                                   Expires 5/06
  Ingleburn, NSW                          59,000        Leased     Sales, check and card personalization,
                                                                   printing services and document management,
                                                                   lease expires 3/07
  Wellington, New Zealand                 23,000        Leased     Sales, card manufacturing and check and card
                                                                   personalization; executive offices, lease
                                                                   expires 2/06
  Auckland, New Zealand                   15,000        Leased     Check and card manufacturing and
                                                                   personalization, lease expires 10/02
  Perth, Western Australia                13,000        Leased     Sales, check personalization and printing,
                                                                   lease expires 11/02
  Taiwan, Taipei                             529        Leased     Card personalization, lease expires 1/02

FRANCE:
  Craponne, Lyon                          11,000        Leased     CPS head office, sales and card
                                                                   personalization, lease expires 7/07

ARGENTINA: (includes Chile and Peru)
  Buenos Aires, Argentina                 32,000        Leased     Card manufacturing and personalization, lease
                                                                   expires 4/04
  Santiago, Chile                            100        Leased     Sales and card personalization, lease expires
                                                                   12/01
  Lima, Peru                                 100        Leased     Sales and card personalization, leases
                                                                   expires 3/01

     The Company believes that all its material property, plants and equipment are well maintained, in good operating condition and suitable for its purposes and needs through calendar year 2005. See Note R to Consolidated Financial Statements for additional information regarding lease costs. The Company believes that there will be no difficulty either negotiating renewals of its real property leases as they expire or in finding other satisfactory space.

ITEM 3.  LEGAL PROCEEDINGS.

CHAPTER 11 FILING AND CONFIRMATION OF THE PLAN

     On December 8, 1999, the Parent (but none of its subsidiaries) filed a petition for reorganization relief commencing its Chapter 11 Proceeding. On that date, the Parent also filed its Plan, which sets forth the manner in which claims against and interests in the Parent will be treated following its emergence from Chapter 11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries is a party to the Chapter 11 proceeding or any other insolvency or similar proceeding.

     The terms of the Plan had been pre-negotiated between the Parent and the unaffiliated Noteholders Committee. The Noteholders' Committee included holders of at least 85% of the $95 million aggregate principal amount of the Senior Subordinated Notes and at least 56% of the $56.5 million aggregate principal amount of the Senior Secured Notes. Both the Noteholders Committee and an official Equity Committee recommended the Plan and the classes they represented subsequently voted for the acceptance of the Plan.

     The Plan was subsequently amended three times. On November 3, 2000, the Confirmation Date, the Bankruptcy Court confirmed the Parent's third and final amended Plan. Final emergence from Chapter 11 will occur on the Consummation Date, after the satisfaction or waiver by the Noteholders Committee of certain conditions precedent as set forth in the Plan. The two major remaining significant conditions precedent that require resolution to permit the consummation of the Plan are:

     (a) A final judgment of permanent injunction will have been entered by a United States District Court which enjoins the Parent from violating the antifraud provisions of the Securities Act of 1933 (Section 17(a)) and the antifraud, periodic reporting, internal accounting controls, and record-keeping provisions of the Securities Exchange Act of 1934 (Sections 10(b), 13(a) and 13(b)(2)(A) and (B) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder) and which does not require the Parent to pay any disgorgement or civil penalty; and

     (b) A final resolution will have occurred in a manner satisfactory to the Parent and the Noteholders' Committee of the United States Attorney's Office investigation in the revenue recognition issues at ABH.

     The Parent has not yet been advised by the Noteholders Committee whether the present status of the U.S. Attorney's Office investigation (as discussed in more detail under Item 3, "Legal Proceedings") constitutes a satisfactory resolution of condition (b) above. The Parent believes that condition (a) has been met. However, a further condition precedent to consummation is that the Parent must have adequate resources on hand to pay its liabilities in the normal course of business.

     In the intervening nine months since the Bankruptcy Court's confirmation of the Plan, the Company has been adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. In addition, the Company has serious concerns about the potential impact of Brazil's ongoing energy crisis. That crisis has already resulted in disruptions to the Brazilian economy, and many analysts believe it will reduce future economic growth. The Company cannot predict the duration or the severity of the Brazilian energy crisis and therefore has not yet been able to assess its impact on future operating results.

     As a result, the Parent has increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation. Consequently, management expects to propose to the Bankruptcy Court certain amendments to the Plan (a) to give the Parent the option to defer cash interest payments payable under its Senior Unsecured Notes if, in the reasonable judgment of management, sufficient cash is not available to pay such interest in cash and fund all other working capital needs of the Company, (b) to extend the maturity date of its Senior Unsecured Notes, and (c) to grant the Parent an option to extend the maturity date of its Senior Secured Notes. Such proposals would be subject, in all respects, to the approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

     As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, lower than anticipated operating income for the first six months of the year 2001 has increased the risk that the Plan may require further amendment prior to consummation. Furthermore, if the Parent is charged with and subsequently convicted of one or more violations of federal law with respect to the FCPA investigation (see below), there could be further negative consequences.

GOVERNMENT INVESTIGATION, RESIGNATION IN DECEMBER 1999 OF THE PARENT'S INDEPENDENT ACCOUNTANTS AND THE MATTERS RELATING TO AMERICAN BANK NOTE HOLOGRAPHICS

     EVENTS LEADING TO INVESTIGATION. Effective July 20, 1998, the Parent completed an initial public offering (the "Offering") of all of its shares of a wholly-owned subsidiary, American Bank Note Holographics, Inc. ("ABH"). On January 19, 1999, the Parent issued a press release stating that ABH had announced that its sales and net income had been overstated for the second and third quarters of 1998, and that these overstatements would require restatement of ABH's financial statements for such periods.

     On January 25, 1999, the Parent issued a press release stating that ABH had announced that its interim financial statements for each of the first three quarters of 1998 would require restatement and that its net income had been over-stated for each of the years ended December 31, 1997 and December 31, 1996. The Parent stated that its own consolidated financial statements as of December 31, 1997 and 1996 and for the three-year period ended December 31, 1997 and the related Report of Independent Auditors should no longer be relied upon.

     On February 1, 1999, the Parent issued a press release announcing that its Board of Directors had formed a Special Committee (the "Special Committee") to further investigate the potential revenue recognition issues being investigated by ABH's Audit Committee. The Parent retained Morgan, Lewis & Bockius LLP ("ML&B") to advise the Parent, and PricewaterhouseCoopers LLP to assist ML&B.

     On April 20, 1999, the Parent issued a press release stating that the Securities and Exchange Commission had initiated a formal investigation of the Parent relating to the ABH revenue recognition issues and that the Parent was cooperating with the investigation.

     On or about May 1999, Deloitte & Touche LLP ("D&T"), who at the time was the Parent's independent auditors, advised the Chairman of the Parent's Audit Committee that D&T had concerns relating to a $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay a consultant in connection with certain foreign printing projects. Thereafter, the Audit Committee directed ML&B also to investigate this matter.

     On December 30, 1999, D&T resigned as the Parent's independent accountants. By letter dated January 18, 2000 to the SEC, which was filed as an exhibit to the Parent's Form 8-K/A filed on January 20, 2000, D&T indicated it had orally advised the Parent and the Chairman of the Parent's Audit Committee that, because of the ongoing investigations by the Special Committee and the Audit Committee into the revenue recognition issues involving ABH, D&T was unable to conclude whether or not it could rely on the representations of the Parent's management.

     D&T further indicated that it had orally advised the Parent in May 1999 that a January 8, 1998 letter agreement to pay a United Kingdom-based entity $1.5 million "to act as a consultant for the express purpose of procuring a banknote reorder from a foreign governmental entity, as well as, stock certificates, checks and other security products within the country," which fee for "service ...is not contingent upon achieving success," raised concerns including but not limited to potential violations of the Foreign Corrupt Practices Act.

     In response, the Parent stated in its January 20, 2000 Form 8-K/A that the Special Committee concluded that the relationship that involved the $1.5 million consulting fee did not involve a violation of the Foreign Corrupt Practices Act, but that the accounting for the consulting fee may need to be restated to conform with generally accepted accounting principles.

     UNITED STATES ATTORNEY'S OFFICE AND SEC INVESTIGATIONS. In its January 20, 2000 Form 8-K/A filing, the Parent disclosed that it had been advised by the United States Attorney's Office for the Southern District of New York that it was a target of a criminal investigation, and that the Parent had been advised by the staff of the SEC that it was prepared to recommend to the SEC that enforcement proceedings be commenced against the Parent. Each of these actions related to the ABH income recognition issues.

     On July 18, 2001, as reported by the Parent in its current report on Form 8-K filed on July 23, 2001, the SEC simultaneously instituted and settled civil claims against the Parent and ABH. The Parent, without admitting or denying the allegations of the SEC's complaint against it, consented to the entry of an order by the United States District Court permanently restraining and enjoining it from violating the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws.

     Because the Parent is unable to produce consolidated audited financial statements for years prior to 2000, the settlement and related order provides that, notwithstanding the Parent's obligation to obey the terms of the consent decree, the Parent may omit from any report or statement required to be filed with the SEC pursuant to Section 13(a) of the Exchange Act the presentation of, and management's discussion and analysis about, financial statements for the fiscal years ended December 31, 1998 and 1999 and any quarterly periods within either of such fiscal years and selected and any other required financial information for the fiscal years ended December 31, 1996, 1997, 1998 and 1999.

     The Parent also reported in its Form 8-K filed on July 23, 2001 that it had been advised by the United States Attorney's Office for the Southern District of New York that, conditional upon its continuing cooperation with the United States Attorney's Office, that it was no longer a target of the Office's criminal investigation, but that its investigation remained ongoing with respect to certain matters. Specifically, the Parent has been informed that the Justice Department is investigating whether the $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay a consultant in connection with certain foreign printing projects previously investigated by the Audit Committee, the Special Committee, and ML&B involved potential violations of the Foreign Corrupt Practices Act. To the Parent's knowledge, this investigation remains ongoing.

     Resolution of both the United States Attorney's Office and the SEC investigations are conditions precedent to the consummation of the Chapter 11 Plan. See Item 1, "Business - Chapter 11 Proceeding" for further information.

     The Parent has cooperated fully and will continue to cooperate with the U.S. Attorney's office and the SEC staff. Management of the Parent cannot predict the duration of the ongoing U.S. Attorney's Office investigation or its potential outcome.

     In January 2000, the Parent was advised by counsel to Morris Weissman ("Weissman"), the Company's former Chairman of the Board and Chief Executive Officer, that the United States Attorney's Office for the Southern District of New York had notified such counsel that Weissman was a target of the United States Attorney's investigation detailed above, and that the staff of the SEC had notified such counsel that it was prepared to recommend to the SEC that enforcement proceedings be commenced against Weissman. On July 18, 2001, as reported in the Parent's July 23, 2001 Form 8-K filing, the SEC instituted civil claims against certain former officers of the Corporation, including Weissman and John Gorman, and Patrick Gentile, current Senior Vice President and Chief Accounting Officer of the Corporation, for certain alleged violations of the antifraud, periodic reporting, record keeping, internal controls and lying to auditors provisions of the federal securities laws. On that same date, the United States Attorney's Office for the Southern District of New York also announced that it had obtained a criminal indictment against Weissman as a result of the investigation detailed above.

     CLASS ACTION LITIGATION. On May 10, 1999, various securities lawsuits (the "Actions") against the Parent were consolidated in two purported class action lawsuits in the United States District Court for the Southern District of New York (the "District Court"). The actions are captioned In re American Bank Note Holographics, Inc. Securities Litigation, No. 99 Civ. 0412 (CM) and In re American Banknote Corporation Securities Litigation, No. 99 Civ. 0661 (CM) (S.D.N.Y.).

     The consolidated class action complaint was brought against the Parent, certain of its former and current officers, ABH, certain of its former officers and directors, the four co-lead underwriters of ABH's initial public offering and the previous outside auditors of the Parent and ABH. The complaint alleges violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Parent's common stock during the class period (May 2, 1996 through and including January 25, 1999) and purchasers of common stock of ABH purchased during the class period (July 15, 1998 through and including February 1, 1999) (the "Plaintiffs").

     On April 26, 2000, the District Court entered an order granting the Parent's motion to dismiss the Plaintiffs' claims under Section 11 of the Securities Act, and denying all other motions to dismiss. In October 2000, the Parent and all other parties entered into a definitive agreement to settle all of the remaining claims. The settlement agreement was entered and approved in the District Court in December 2000.

     Under the settlement agreement, the Parent's and ABH's insurance carrier deposited $12.5 million in cash and D&T deposited $2.4 million in cash, both to be held in interest-bearing escrow accounts for the benefit of the classes. Upon consummation of the Plan, in accordance with the separate agreement described below among the Plaintiffs, the Parent and the Equity Committee, the Parent shall deliver to the Plaintiffs 40% of the allocation of the equity reserve (the "Equity Reserve"), which results in a distribution of 366,159 shares, or approximately 7.7%, of New Common Stock and 248,992 New Warrants, in accordance with the terms of the Plan (see Item 5, "Market Price for the Registrant's Common Equity and Related Stockholder Matters" - "Securities to be issued in connection with the Plan" and Item 3, "Legal Proceedings" - "Settlement between the Equity Committee and Class Action Plaintiffs" below). In order to allow for the foregoing settlement, the Plaintiffs and the Equity Committee had agreed that the Plaintiffs would receive forty percent (40%) of the Equity Reserve, and that the existing common and preferred stockholders of the Parent will receive sixty percent (60%) of the Equity Reserve, but that the Plaintiffs would not share in any recovery of stock, options, or warrants from Morris Weissman. See "Settlement Agreement with the Parent's Former Chairman and Chief Executive Officer" below.

     The proposed plan of allocation, (the "Allocation") was formulated by Plaintiffs counsel and approved by the District Court. Under the Allocation, each authorized claimant will receive a pro rata share of the net settlement fund (the "Fund"), less certain fees and expenses, to be determined by the ratio that such authorized claimant's recognized claim bears to the total allowed claims of the respective authorized claimants in each action. The claims administrator will determine each authorized claimant's pro rata share of the Fund.

     SETTLEMENT BETWEEN THE COMPANY AND ABH. At the time of the Offering of the shares of ABH, the Parent and ABH entered into a separation agreement (the "Separation Agreement"). ABH filed a proof of claim with the Bankruptcy Court in the amount of $47.8 million, based in part upon alleged obligations under the Separation Agreement and liabilities stemming from the alleged inaccurate financial statements filed by ABH. The Parent and ABH entered into a memorandum of understanding whereby both parties will settle their respective claims as follows: (i) the Parent and ABH will release each other from (a) any obligations pursuant to the Separation Agreement and (b) any sums allegedly owing by each of them and their affiliates to the other; (ii) the Parent will be responsible for all income, franchise, or similar tax liabilities of ABH or any person for that ABH is or may be liable, including costs and expenses, for the period January 1, 1990 through July 20, 1998; (iii) ABH will remit to the Parent any franchise or similar tax refunds for the periods prior to July 20, 1998; (iv) ABH and ABN and the Sati Group will exchange mutual releases; (v) ABH will withdraw its proof of claim in the Chapter 11 Proceeding with prejudice; and (vi) ABH shall receive 25,000 shares of the Parent's New Common Stock.

OTHER LITIGATION AND SETTLEMENTS

     SETTLEMENT AGREEMENT WITH PARENT'S FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER. The Parent's former Chairman and Chief Executive Officer, Morris Weissman, filed a proof of claim with the Bankruptcy Court on January 24, 2000, asserting a claim for accrued vacation pay and accrued bonuses totaling approximately $2.3 million, after adjustment to reflect certain authorized payments (the "Consultant Claim"). On June 29, 2000, the Bankruptcy Court entered an order approving a settlement agreement with Weissman (the "Weissman Settlement Agreement"), the principal economic terms of which are as follows:

     o Weissman agreed to (i) resign his positions as Chairman, Chief Executive Officer and director of the Parent, ABN, and each of the Parent's subsidiaries for which he serves in such capacities, and (ii) withdraw the Consultant Claim with prejudice.

     o The Parent agreed to engage Weissman on a consulting basis for a term of three years. Weissman's compensation will consist of a yearly fee of $300,000; a transaction fee of 1.0% of any consideration received by the Parent upon completion of any transactions initiated by Weissman and approved by the Board of Directors; options to purchase up to 88,531 shares or 0.64% of New Common Stock at a strike price of $2.50 per share; and certain insurance benefits and reimbursement of expenses, including an office and secretarial services.

     o The outstanding receivable owed by Weissman to the Parent in the amount of $1,620,000 plus interest will be forgiven over a seven-year period in full settlement of Weissman's claim and conditioned upon Weissman's agreement not to compete with the Company for an 84-month period.

     o Three existing life insurance policies maintained by the Parent on Weissman's life will be assigned to Weissman, who will execute a promissory note in favor of the Parent in an amount equal to the cash surrender value of the policies. The Parent will have no further liability for the premiums on the life insurance policies, and will reimburse Weissman up to $100,000 during the term of the Weissman Settlement Agreement only for premiums on a term life insurance policy.

     o Weissman will elect survivorship benefits under his supplemental employment retirement benefit ("SERP"), and will be paid an annual SERP benefit in the approximate amount of $297,000 per year for approximately the next six years, and $275,000 per year thereafter. Upon Weissman's death, the benefit will be paid to his current spouse until her death.

     o Unless waived by Weissman, if (i) the Chapter 11 Proceeding is converted to a Proceeding under Chapter 7 of the Bankruptcy Code, or
          (ii) a reorganization plan consistent with the Weissman Settlement Agreement is not consummated, the Weissman Settlement Agreement will terminate, the mutual releases contained in the Weissman Settlement Agreement will be null and void, and Weissman's employment agreement will be deemed to have been rejected as of the date the Bankruptcy Court approved the Weissman Settlement Agreement, with all parties reserving all of their rights under Weissman's employment agreement and under applicable law. In these circumstances, the Parent understands that it is Weissman's position that he could assert a claim against the Parent and ABN jointly and severally, in excess of $5 million.

     o If the Weissman Settlement Agreement is terminated for "Cause" (which includes Weissman pleading guilty to or being convicted of a felony or crime which is reasonably likely to have a material adverse effect on the Company or its business), Weissman will not be entitled to any further consulting fees. He will, however, be entitled to any earned transaction fee. In addition, if Weissman is terminated for Cause due to a conviction which is later reversed, Weissman will be entitled to receive any consulting fees that he would otherwise have received but for such conviction. In July 2001, Weissman was indicted by the United States Attorney's Office for the Southern District of New York as a result of the ABH investigation. However, he has not been convicted of a felony or crime.

     o Weissman, the Parent, and ABN shall release each other from any and all claims except for those arising under the Weissman Settlement Agreement.

     In addition to the above settlement with the Parent, Weissman also agreed with the Equity Committee to grant to the holders of Preferred Stock and Common Stock interests his entitlement to receive New Common Stock hereunder as defined under the Plan, other than the options referred to above. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" - "Chapter 11 Plan of Reorganization."

     In November 2000, the Parent determined to no longer utilize any of Weissman's services. However, pursuant to the Weissman Settlement Agreement, the Parent continues to pay Weissman in accordance with its terms. As a result the Parent has recorded a $1.0 million liability for the estimated remaining future cost of this agreement.

     LITIGATION WITH BANK OF LITHUANIA. On August 5, 1993, the Parent and Lietuvos Bankas, a/k/a the Bank of Lithuania (the "Bank") entered into an agreement (the "Memorandum Agreement") resolving all disputes arising out of earlier printing contracts providing for ABN's printing of banknotes for the Bank and the government of Lithuania. On April 7, 1997, in accordance with the Memorandum Agreement, the Parent commenced an arbitration proceeding (the "Arbitration") before the International Chamber of Commerce in Paris, France (the "ICC"), asserting claims under the Memorandum Agreement. The Parent's claim was withdrawn without prejudice, but the Bank asserted a counterclaim in the Arbitration.

     On January 21, 2000, the Bank filed with the Bankruptcy Court a proof of claim in the amount of $6.5 million. On February 18, 2000, the Bank moved in the Bankruptcy Court for modification of the automatic stay to liquidate its claim against the Parent in the Arbitration. The Bankruptcy court denied the Bank's request for modification of the automatic stay on March 7, 2000. The Parent subsequently filed a counterclaim and an amended objection to the Bank's proof of claim. The Bank then appealed to the District Court from the Bankruptcy Court's denial of its motion for relief from the automatic stay. On March 24, 2000, the Bank sought a stay pending appeal. Only July 6, 2000, the District Court heard oral argument on the Bank's stay request and the merits of its appeal of the Bankruptcy Court order. The District Court denied the bank's request for a stay pending appeal, and reserved the decision on the merits.

     On September 22, 2000, the Parent and the Bank entered into a settlement agreement (the "Bank Settlement Agreement"), to settle and release one another from all pending claims and counterclaims. Under the Bank Settlement Agreement, the Parent agreed to pay the Bank $2.2 million in accordance with the following payment terms including applicable interest to begin upon the consummation of the Parent's Chapter 11 Plan: (i) $0.3 million to be paid on the consummation date (the "Consummation Date"); (ii) $0.2 million to be paid six months after the Consummation Date; (iii) $0.5 million to be paid upon the first anniversary of the Consummation Date; (iv) $0.3 million to be paid eighteen months after the Consummation Date; (v) $0.3 million to be paid upon the second anniversary of the Consummation Date; (vi) $0.3 million to be paid thirty months after the Consummation Date and (vii) $0.3 million to be paid upon the third anniversary of the Consummation Date.

     The settlement has been approved by the board of directors of both the Parent and the Bank, by the Bankruptcy Court on October 12, 2000 and by the Arbitral Tribunal in the form of an ICC award by consent on February 14, 2001. The Parent, ABN and the Bank exchanged mutual releases with one another as part of the final settlement, subject to payment of the amounts described above. The Parent has recorded a liability of $2.2 million on its books in connection with the settlement.

     SETTLEMENT AGREEMENT WITH RABBI TRUST PARTICIPANTS. In 1989, the Parent established a post-retirement welfare benefit trust, commonly known as a "rabbi trust," to pay the post-retirement medical benefits of certain of its former employees (the "Rabbi Trust") pursuant to that certain Trust Agreement (the "Trust Agreement"), dated December 29, 1989, between the Parent (as successor) and The Chase Manhattan Bank, N.A., as successor trustee (the "Rabbi Trust Trustee"). At December 31, 2000, the assets in the Rabbi Trust included marketable securities and cash with a fair market value of approximately $0.7 million. Pursuant to the terms of the Trust Agreement the Rabbi Trust assets are available to the Parent's creditors in the event of a filing by the Company of a petition under the Bankruptcy Code.

     The Parent filed a complaint on the Petition Date seeking turnover of the Rabbi Trust corpus under 11 U.S.C. ss. 542, (the "Adversary Proceeding") and filed a motion for summary judgment in the Adversary Proceeding on July 21, 2000. The Rabbi Trust Trustee asserted that, pursuant to the terms of the Trust Agreement, the Rabbi Trust Trustee (i) has a valid and enforceable right of setoff against, and lien upon the assets held, in the Rabbi Trust securing the payment of its fees, expenses, and compensation and (ii) the right to an indemnity by the Parent. The Parent did not dispute these assertions, and acknowledges that it is responsible for such fees, expenses, compensation, and indemnification rights in accordance with the terms of the Trust Agreement.

     Under the order confirming the Plan (the "Confirmation Order"), the parties settled the Adversary Proceeding. Pursuant to the settlement (i) each of the participants in the Rabbi Trust (the "Participants") is required to enroll in Medicare, Blue Cross/Blue Shield, and the health insurance plans offered by the Parent (collectively, the "Medical Plans"), and the Medical Plans are required to be continued without interruption for the benefit of the Participants throughout their lifetimes; (ii) each of the Participants is required to submit to the Medical Plans any claims that qualify as medical care under section 105(b) of the Internal Revenue Code ("Covered Medical Claims"), and to cooperate in the coordination of benefits among the medical plans; (iii) the Parent is required to reimburse the Participants for any Covered Medical Claims that remain unreimbursed by each of the Medical Plans; (iv) the Parent paid $20,000 to counsel to the Participants in respect of their court-approved fees and disbursements; (v) if the Parent terminates any of the Medical Plans (other than Blue Cross/Blue Shield), it is required to replace the plan with a health insurance plan with comparable benefits; (vi) if substantially all of the current executive level employees of the Parent cease to be employed by the Company and are employed by an affiliate, the Parent or its successor is required to permit the Participants to participate in any health insurance plans in which such executives participate; (vii) the corpus of the Rabbi Trust is to be turned over to the Parent, net of the Rabbi Trustee's compensation, fees and expenses, following (a) the receipt by the Parent and the Rabbi Trust Trustee of satisfactory written release agreements and (b) entry of the Confirmation Order; and (viii) each of the Participants, and any former participant of the Rabbi Trust is enjoined from commencing any suit, action, demand, or proceeding arising out of or in connection with the Rabbi Trust of any kind whatsoever, arising at any point in time. Because one of the releases referred to in clause
(vii)(a) above has not yet been delivered, the corpus of the Rabbi Trust has not yet been turned over to the Parent.

     SETTLEMENT WITH PARENT'S FORMER CHIEF FINANCIAL OFFICER. The Parent's former Chief Financial Officer, John T. Gorman ("Gorman"), filed a proof of claim in the Chapter 11 Proceeding in the amount of $629,822, and asserted his entitlement to certain amounts in connection with the Parent's bonus program. By agreement dated as of October 30, 2000 between the Parent and Gorman, the parties agreed to settle their dispute regarding Gorman's claim and assertions. Under the settlement, among other things, (i) the Parent will pay Gorman the sum of $427,200 in thirty equal monthly installments (the "Installment Period"), commencing upon the consummation of the Plan; (ii) Gorman will participate during the Installment Period in the Parent's group insurance plans and, if Gorman is not eligible to so participate, the Parent will reimburse Gorman in an amount not to exceed $40,000 for the reasonable premiums of comparable commercially available insurance plans plus any increased tax liability attributable to such reimbursement; (iii) upon confirmation of the Plan, Gorman will commence receiving monthly benefits of $4,815 under the Parent's Supplemental Executive Retirement Plan (iv) the Parent will continue to provide life insurance during the Installment Period to Gorman in the amount of $1,600,000; (v) in the event of a change of control of the Parent (as defined in the settlement agreement), the amounts due under clause (i) above will become immediately due and payable within five business days and (vi) the parties are deemed to have exchanged mutual releases, subject to the consummation of the Plan.

     BRAZILIAN TAX CLAIMS. During 1997, ABNB received assessments from the Brazilian tax authorities for approximately $16.5 million relating to taxes other than income taxes. In 2000, ABNB received a favorable court decision on a similar assessment resulting in no liability. Based upon the opinion of management's local counsel, the Company believes that there will be a similar outcome for these assessments or an alternate result which will not have a material impact on the Company's consolidated financial position or results of operations. As a result, the Company has not made any provision for the assessment.

     STATE AND LOCAL TAX ASSESSMENTS. The Parent has reserved approximately $3.4 million, including interest, for potential adjustments that may result from audits by state and local taxing authorities. Management believes and it was confirmed by the state auditor that the statute of limitations permitting the assessment of certain of these taxes has expired in 2001. This will result in the reversal of approximately $1.8 million of this reserve in the third quarter of 2001.

     UNITED STATES BANKNOTE DERIVATIVE LITIGATION. In January 1994, Atencio v. Weissman, et al., was filed in the Court of Chancery for the State of Delaware, New Castle County, against various former officers and directors of the Parent, on behalf of a putative class of shareholders and derivatively on behalf of the Parent. In February 1994, Rosenberg v. Weissman, et al., was filed in the same court against the same defendants derivatively on behalf of the Parent. The cases have been consolidated under the caption In re United States Banknote Derivative Litigation. The operative complaint in the consolidated action asserts claims for breach of fiduciary duty and alleges among other things, the sale of the Parent's common stock by certain defendants while in the possession of material non-public information. The claims against the officer defendants subsequently were dismissed. The Parent's insurer has paid the costs of defending such action on behalf of the individual defendants under a reservation of rights. The consolidated action has been stayed for various reasons by the state court since March of 1995. The Parent could face indemnification claims from the remaining defendants in connection with this litigation to the extent defense costs or a settlement or judgment ultimately are not covered by insurance.

     The Parent and its subsidiaries are also parties to various additional lawsuits related to matters arising in the ordinary course of business. The Parent and its subsidiaries are not currently involved in any other litigation that they expect, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     During 1999 and through February 29, 2000, the Parent's Common Stock traded on the New York Stock Exchange ("NYSE") under the symbol "ABN." In July 1999, the Parent was informed by the NYSE that trading in its stock would be suspended prior to the opening of the NYSE on August 3, 1999, or such earlier date as (i) the Parent commenced trading in another securities marketplace, (ii) information was received that the Parent did not meet the listing requirements of such other securities marketplace, or (iii) the Parent made a material adverse news announcement. The NYSE took these actions in light of the Parent's failure to meet certain listing standards. Following suspension on August 3, 1999, the NYSE applied to the SEC to delist the shares. The Parent appealed the NYSE's suspension pursuant to the NYSE's internal appeal procedures. The NYSE subsequently notified the Parent that effective as of the opening of the trading session on February 29, 2000, the Common Stock was removed from listing and registration on the NYSE by order of the SEC. Effective February 29, 2000, the Parent's Common Stock has been traded on the over-the-counter market and quoted on the NASD OTC Bulletin Board under the symbol "ABNK."

     The table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the NYSE until February 29, 2000, and the high and low bid prices of the Common Stock as reported by the OTC Bulletin Board starting on February 29, 2000:

                                                   HIGH                   LOW
         1999
              First Quarter                      $  1.69               $ 0.31
              Second Quarter                        0.50                 0.13
              Third Quarter                         0.38                 0.03
              Fourth Quarter                        0.22                   *
         2000
              First Quarter                         0.10                 0.01
              Second Quarter                        0.09                 0.03
              Third Quarter                         0.08                   *
              Fourth Quarter                        0.06                 0.03
         2001
              First Quarter                         0.06                 0.04
              Second Quarter                        0.06                 0.03

     * Stock price less than a penny.

     The OTC market quotations reflect inter-dealer quotations, without markup, markdown or commission and may not represent actual transactions.

     As of August 10, 2001, the Parent had approximately 2,511 shareholders of record. The Parent believes there are more than 9,000 beneficial owners of Common Stock.

DIVIDEND POLICY

     No cash dividends have been paid on Common Stock in 2000, and the Parent does not expect to pay cash dividends in the foreseeable future. The Parent is restricted from paying cash dividends on its Common Stock by the terms of its financing agreements. In addition, the Parent pursuant to its Chapter 11 Plan does not anticipate that any dividends with respect to the New Common Stock will be paid in the near term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CHAPTER 11 PLAN OF REORGANIZATION

     On December 8, 1999, the Parent (but none of is subsidiaries) filed a petition for reorganization relief under Chapter 11. The Plan proposed by the Parent and confirmed by the Bankruptcy Court allows the Parent to reduce the principal amount of its outstanding indebtedness by converting a substantial portion of that indebtedness into New Common Stock. Although the Plan has been confirmed by the Bankruptcy Court, it has not yet been consummated.

     Because following consummation a majority of the New Common Stock will be closely held by a small number of holders, because Management cannot predict the final terms upon which the Plan may be consummated, and because of the continuing risks disclosed herein, Management believes that the New Common Stock may be speculative and therefore cannot predict its value.

SECURITIES TO BE ISSUED IN CONNECTION WITH THE PLAN

     NEW COMMON STOCK. The principal terms of the New Common Stock to be issued by the reorganized Parent under the Plan are as follows:

         Authorization:                           20 million shares, $.01 par
                                                  value per share

         Initial Issuance:                        11,827,142 shares

         Shares Reserved For Issuance:

              Rights Offering:                    1,383,292 shares

              Management Incentive Options:       1,117,700 shares (estimated
                                                  maximum)

              Consultant Options:                 88,531 shares

              New Warrants:                       622,481 shares

              Equity Options:                     177,061 shares

              Total                               15,216,207 shares

         Par Value:                               $.01 per share

         Voting Rights:                           One vote per share

         Preemptive Rights:                       None

         Dividends:                               Payable at the discretion of
                                                  the Board of Directors of the
                                                  reorganized Parent

     NEW WARRANTS. The principal terms of the New Warrants to be issued by the reorganized Parent under the Plan are as follows:

         Authorization:                           622,481 warrants, each
                                                  representing the right to
                                                  purchase one share of New
                                                  Common Stock, equal to 5% of
                                                  the New Common Stock subject
                                                  to dilution by the Management
                                                  Incentive Options, the Rights,
                                                  the Equity Options, and the
                                                  Consultant Options

         Initial Issuance:                        622,481 warrants, each
                                                  representing the right to
                                                  purchase one share of New
                                                  Common Stock

         Vesting:                                 Immediately upon issuance

         Term                                     Five years from the
                                                  Consummation Date

         Strike Price:                            311,241 warrants (the New
                                                  Series 1 Warrants) will have a
                                                  strike price of $10.00

                                                  311,241 warrants (the New
                                                  Series 2 Warrants) will have a
                                                  strike price of $12.50

         Anti-dilution Rights:                    Strike price and number of
                                                  shares of New Common Stock
                                                  issuable upon exercise
                                                  shall be adjusted for stock
                                                  splits, dividends,
                                                  recapitalization, and similar
                                                  events. Upon the merger or
                                                  consolidation of the Company,
                                                  holders of New Warrants shall
                                                  receive the market value of
                                                  the New Warrants or warrants
                                                  in the merged or consolidated
                                                  company

     All references in this Report to "on a fully diluted basis" or "subject to dilution" shall give effect to the issuance of the number of shares of New Common Stock reserved for issuance stated above.

     MANAGEMENT INCENTIVE OPTIONS. Under the Plan, the Parent Company has been authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Consummation Date, pursuant to the Parent's Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options would permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the compensation committee upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. Initial grants will be determined after the date of distribution (the "Distribution Date") by the compensation committee of the Board of Directors of the reorganized Parent.

     CONSULTANT OPTIONS. Consultant Options that will entitle Weissman to purchase up to 88,531 shares of New Common Stock or 0.64% on a fully diluted basis at an exercise price of $2.50 per share will be issued to Weissman. The Consultant Options shall expire on the tenth anniversary of the effective date of the Plan. Pursuant to the Weissman Settlement Agreement (See Item 3, "Other Litigation and Settlements"), in the event that Weissman is terminated for Cause prior to the effective date of the Plan, Weissman shall not be granted any Consultant Options. Notwithstanding the foregoing, if Weissman is terminated for Cause under the Weissman Settlement Agreement due to Weissman's pleading guilty to or being convicted of a felony or crime which is reasonably likely to have a material adverse effect on the Company or its business and Weissman's conviction is subsequently reversed on appeal, the Parent will (x) immediately grant Weissman or his estate, as applicable, any Consultant Options to which Weissman would have been entitled through the date of entry of the order reversing Weissman's conviction but for such termination for Cause (as defined in the Weissman Settlement Agreement) and (y) will grant Weissman or his estate, as applicable, any other Consultant Options as Weissman's right to such Consultant Options accrues under the Weissman Settlement Agreement.

     EQUITY OPTIONS. Equity Options will be issued that will entitle the holders of Preferred Stock and Common Stock claims to purchase (i) up to 88,531 shares of New Common Stock, or 0.64% on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the New Common Stock trades at an average price of $5.00 over twenty (20) consecutive trading days, and (ii) up to 88,531 shares of New Common Stock or 0.64% on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the New Common Stock trades at an average price of $7.50 over twenty (20) consecutive trading days. The term of an Equity Option shall commence on the grant date and terminate upon the expiration of ten years from the grant date. At the expiration date all rights under an Equity Option shall cease. To the extent all or any portion of an Equity Option becomes exercisable as described above, such Equity Option will remain exercisable until the expiration date even though the New Common Stock subsequently trades at an average price less than the target levels described above, provided however that no portion of any Equity Options shall be exercisable after the expiration date.

     RIGHTS OFFERING. In accordance with the terms contained in the Rights Offering procedures, the Rights Offering will permit each holder of a Preferred Stock and Common Stock claim, other than Weissman, entitled to vote in respect of the Plan to elect to subscribe for the Rights. The Rights, which will not be evidenced by certificates, will consist of the right to purchase up to 10% of the issued and outstanding shares of New Common Stock on a fully diluted basis as of the Distribution Date. Each Right will represent the right to purchase one share of New Common Stock for a purchase price of $8.00 per share. Subject to any requirement of the securities laws, the Rights will be transferable in accordance with the provisions set forth in the Rights Offering procedures; provided, however, that no person may acquire Rights by way of transfer such that as of the Distribution Date, after giving effect to the exercise of all Rights properly subscribed to and acquired by transfer, such person would hold an amount of New Common Stock greater than five percent (5%) of the New Common Stock issued and outstanding as of the Distribution Date. The term of a Right shall commence on the grant date and terminate upon the expiration of ten years from the grant date. Upon the expiration date all rights under a Right shall cease. The Parent received deposit subscriptions for 22,698 Rights.

DISTRIBUTIONS UNDER THE PLAN

     The following descriptions are summaries of material terms of the Plan. This summary is qualified by the material agreements and related documents constituting the Plan, copies of which have been filed as exhibits to this Annual Report on Form 10-K and by the provisions of applicable law.

     EXISTING CREDITOR CLAIMS. The major classes and the respective distributions that these classes will receive of the above securities under the plan are described below. For more complete information of the claims and recoveries under the Plan, reference is made to the Plan and the related Disclosure Statement attached as exhibits to this Form 10-K.

     11 1/4% SENIOR SUBORDINATED NOTE CLAIMS. Holders of the $95 million principal amount of 11 1/4% Senior Notes will receive, in full satisfaction, settlement, release, discharge of and in exchange for these notes, approximately
10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent. This percentage is subject to dilution as discussed above.

     10 3/8% SENIOR SECURED NOTE CLAIMS. Holders of the $56.5 million principal amount of 10 3/8% Senior Secured Notes will have their claims reinstated with the following modifications: (1) the Parent will at its sole option have the right to make interest payments in kind ("PIK") in the form of additional 10 3/8% Senior Secured Notes for any interest payments that become or has become due on or prior to June 1, 2002; (2) a one-year extension of the maturity date to June 1, 2003 will be granted; (3) amendments to the note indenture will be granted to provide greater flexibility as follows: (a) a $5 million increase in the permitted unrestricted subsidiary investments basket from $15 to $20 million, (b) a modification to allow the Parent to enter into any new credit agreement in an amount of up to $5 million, (c) the Parent and its Subsidiaries will be allowed to incur up to $1 million of indebtedness in the form of one or more loans from public finance authorities or private third-party lenders and
(d) an increase of $2.5 million on the retention of proceeds from asset sales by the Parent from $5 million to $7.5 million; and (4) in consideration of these modifications, the noteholders will receive a $1.1 million increase in the aggregate principal amount of the notes equal to 2% of the outstanding principal amount. This increase will be paid in the form of additional PIK 10 3/8% Senior Secured Notes.

     The Parent did not make the semi-annual interest payments due under the 10 3/8% Senior Secured Notes on December 1, 1999, June 1, 2000 and December 1, 2000. As of December 31, 2000, approximately $9.8 million in accrued and default interest was outstanding, which will upon consummation be added as PIK to the outstanding principal amount of the notes.

     11 5/8% SENIOR UNSECURED NOTE CLAIMS. Holders of the $8 million principal amount of 11 5/8% Senior Unsecured Notes will be reinstated with the payment of all accrued but unpaid interest due up to the last interest payment date. The total amount of unpaid interest due at December 31, 2000 was approximately $1.9 million. The principal amount will be due and payable on August 1, 2002.

     As a result of the Parent's increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, Management expects to propose to the Bankruptcy Court certain amendments to the Plan (a) to give the Parent the option to defer cash interest payments payable under its Senior Unsecured Notes if, in the reasonable judgment of management, sufficient cash is not available to pay such interest in cash and fund all other working capital needs of the Company, (b) to extend the maturity date of its Senior Unsecured Notes, and (c) to grant the Parent an option to extend the maturity date of its Senior Secured Notes. Such proposals would be subject, in all respects, to the approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

     CONVERTIBLE SUBORDINATED NOTEHOLDERS. Convertible Subordinated Noteholders, who in the aggregate are owed $3.7 million by the Parent, will receive 221,573 shares of New Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claims. This represents approximately 1.9% of the initial shares of New Common Stock subject to dilution.

     WARRANT INTERESTS. Warrant Interests issued to operating management in prior years, (the "Warrants") will not be entitled to, and will not receive or retain any equity interest on account of such Warrants.

     UNSURRENDERED PREFERRED STOCK CLAIMS. Unsurrendered Preferred Stock holders, who in the aggregate have a claim of approximately $0.4 million, will receive 43,245 shares of New Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claim, representing approximately 0.4% of the initial shares of New Common Stock. This percentage is subject to dilution.

     GENERAL UNSECURED CLAIMS. Under the Plan, all General Unsecured Creditors will be unimpaired. As a result, each holder of a General Unsecured Claim will retain the full value for its claim, which will be paid or negotiated by the Parent in the ordinary course of business. The estimated total face amount of such claims is approximately $7.6 million.

     EXISTING EQUITY CLAIMS. All existing equity holders will share in the Equity Reserve. The Equity Reserve will contain 915,396 shares of New Common Stock, representing approximately 7.7% of the New Common Stock, subject to dilution. In addition, the Equity Reserve will hold 622,481 New Warrants, representing the right to purchase approximately 5% of the New Common Stock, subject to dilution.

     The New Warrants will consist of New Series 1 Warrants ("New Series 1 Warrants") and New Series 2 Warrants ("New Series 2 Warrants"). These Warrants will be evenly split, with 311,241 New Series 1 Warrants representing the right to purchase 311,241 aggregate shares of New Common Stock at an exercise price of $10 per share, and 311,241 New Series 2 Warrants representing the right to purchase 311,240 aggregate shares of New Common Stock at an exercise price of $12.50 per share.

     The Equity Reserve will be distributed to the holders of Preferred Stock, Common Stock and the holders of Securities Claims on the Distribution Date pursuant to the following allocations discussed below.

     PREFERRED STOCK AND COMMON STOCK CLAIMS - PRIMARY SHARE DISTRIBUTION. Holders of 2,404,845 shares of Preferred Stock and 23,486,135 shares of Common Stock (exclusive of 1,603,095 Common Stock shares owned by Weissman) will receive their pro-rata share of 60% of the 915,396 shares of New Common Stock in the Equity Reserve. This will result in 549,238 shares of New Common Stock allocated to these holders on a pro-rata basis with 51,015 shares of New Common Stock issued to the Preferred Stockholders and 498,223 shares of New Common Stock issued to the Common Stockholders.

     WARRANT DISTRIBUTION. The holders of Preferred Stock and Common Stock will also receive on a pro-rata basis 60% of the 311,241 New Series 1 Warrants and 60% of the 311,240 New Series 2 Warrants in the Equity Reserve. This will result in 186,745 New Series 1 and 186,745 New Series 2 Warrants allocated to these holders on a pro-rata basis as follows: 17,345 New Series 1 and 17,346 New Series 2 Warrants will be issued to the Preferred Stockholders and 169,399 New Series 1 and 169,399 New Series 2 Warrants will be issued to the Common Stockholders.

     EQUITY OPTIONS DISTRIBUTION. In addition to the Preferred and Common stockholders' participation in the Equity Reserve, these holders will also receive on a pro-rata basis 177,061 Equity Options exercisable at $2.50 per share dependent upon average trading prices for the New Common Stock. Fifty percent of the Equity Options are exercisable at such time as the New Common Stock trades at an average of $5.00 over twenty consecutive days, and the remaining fifty percent is exercisable at such time as the New Common Stock trades at an average price of $7.50 over twenty trading days. These options, if exercised, will allow the holders to purchase up to 1.28% of the outstanding shares of New Common Stock on a fully-diluted basis. The Preferred Stockholders will be entitled to receive 16,446 Equity Options and the Common Stockholders will receive 160,615 Equity Options.

     ABN AND ABH SECURITIES CLAIMS. As a component of the ABN and ABH class actions settlements, (see Item 3 "Legal Proceedings" for additional information), the ABN and ABH Securities Claimants will share in the remaining 40% of the New Common Stock and New Warrants in the Equity Reserve. This will result in a transfer on the Distribution Date of 366,159 shares of New Common Stock, 124,496 New Series 1 Warrants and 124,496 New Series 2 Warrants to the District Court Claims Administrator. As soon as possible thereafter, the District Court Claims Administrator will effectuate these distributions to each holder in full satisfaction, settlement, release and discharge of and in exchange for the ABN Securities Claim and the ABH Securities Claim pursuant to an allocation formula as set forth by the District Court Claims Administrator.

     The following chart summarizes the pro-forma equity structure of the reorganized Parent:

ALLOWED CLAIM                CLAIM AMOUNT              PRIMARY SHARES                 FULLY DILUTED BASIS(2)
                                  (in                                           Options
                              thousands)            Shares                        and
                                except               to be      Ownership      Warrants       Total    Ownership
                                SHARES              ISSUED          %           ISSUED       SHARES        %
                                ------              ------          -           ------       ------        -
11 1/4Senior Subordinated
  Note Claims                   $106,219           10,621,928      89.81%                  10,621,928     76.79%
Convertible Subordinated
  Noteholders                     $3,693              221,573       1.87%                     221,573      1.60%
Unsurrendered Preferred
  Stock Claims                      $432               43,245       0.37%                      43,245      0.31%
Preferred Stock Claims         2,404,845 shares        51,015(3)    0.43%       51,137(4)     102,152      0.74%
Common Stock Claims           23,486,135 shares       498,223(3)    4.21%      499,413(4)     997,636      7.21%
Securities Claims                                     366,159(3)    3.10%      248,992(4)     615,151      4.45%
ABH Settlement Claim                                   25,000(1)    0.21%          -           25,000      0.18%
Consultant Options (5)                                    -         0.00%       88,531         88,531      0.64%
Management Incentive
  Options (6)                                             -         0.00%    1,117,700      1,117,700      8.08%
                                                   ----------     -------    ---------      ---------  ----------
Totals                                             11,827,143     100.00%    2,005,773     13,832,916    100.00%
                                                   ==========     =======    =========     ==========  =========

     (1) Part of the overall settlement between the Parent and ABH. See Item 3, "Legal Proceedings" for further information.

     (2) Fully diluted basis takes into consideration the potential shares to be issued resulting from the exercise of the Equity Warrants, Equity Options, Management Incentive Options and Consultant Options.

     (3) Represents the allocation of New Common Stock totaling 915,396 shares issued from the Equity Reserve.

     (4) Represents 622,481 Equity Warrants and 177,061 Equity Options totaling 799,542 of potential common stock equivalents.

     (5) Consultant Options will be issued to Weissman to purchase up to 88,531 shares of New Common Stock or 0.64% on a fully diluted basis at an exercise price of $2.50 per share and shall expire on the tenth anniversary of the effective date of the Plan.

     (6) Under the Plan, the Parent has been authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Consummation Date, pursuant to the Parent's Incentive Plan. Such Management Incentive Options would permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the compensation committee upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability, or retirement or (iv) termination of employment for cause. Initial grants will be determined after the date of distribution (the "Distribution Date") by the compensation committee of the Board of Directors of the reorganized Parent.

     ADMINISTRATIVE CLAIMS. Administrative Claims under the Plan include primarily legal fees, U.S. Trustee fees and various printing and public notification costs. Expenses incurred in year 2000 pursuant to the restructuring is as follows:

                                                              In thousands

            Legal                                               $ 2,246
            Trustee fees                                             20
            Printing and mailing                                    131
            Information agent                                       343
                                                                -------
                                                                $ 2,740

     Legal fees were paid in December 2000 in accordance with fee applications submitted to the Bankruptcy Court. Approximately $1.3 million were paid on that date with the balance payable of approximately $0.5 million primarily owed to the Parent's bankruptcy counsel to be paid over six equal monthly installments.

     In addition, Blackstone, the Parent's investment advisor, is owed $1.6 million for services rendered pursuant to an unsecured promissory note to be payable upon consummation.

EMERGENCE FROM CHAPTER 11

     Final emergence from Chapter 11 will occur on the Consummation Date, after the satisfaction or waiver by the Noteholders Committee of certain conditions precedent as set forth in the Plan. The two major remaining significant conditions precedent that require resolution to permit the consummation of the Plan are:

     (a) A final judgment of permanent injunction will have been entered by a United States District Court which enjoins the Parent from violating the antifraud provisions of the Securities Act of 1933 (Section 17(a)) and the antifraud, periodic reporting, internal accounting controls, and record-keeping provisions of the Securities Exchange Act of 1934 (Sections 10(b), 13(a) and 13(b)(2)(A) and (B) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder) and which does not require the Parent to pay any disgorgement or civil penalty; and

     (b) A final resolution will have occurred in a manner satisfactory to the Parent and the Noteholders' Committee of the United States Attorney's Office investigation in the revenue recognition issues at ABH.

     The Parent has not yet been advised by the Noteholders Committee whether the settlements with the SEC and the U.S. Attorney's office constitute a satisfactory resolution of the above conditions precedent. The Parent believes that condition (a) has been met. However, a further condition precedent to consummation is that the Parent must have adequate resources on hand to pay its liabilities in the normal course of business.

     In the intervening nine months since the Bankruptcy Court's confirmation of the Plan, the Company has been adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. In addition, the Company has serious concerns about the potential impact of Brazil's ongoing energy crisis. That crisis has already resulted in disruptions to the Brazilian economy, and many analysts believe it will reduce future economic growth. The Company cannot predict the duration or the severity of the Brazilian energy crisis and therefore has not yet been able to assess its impact on future operating results.

     As a result, the Parent has increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation. Consequently, management expects to propose to the Bankruptcy Court certain amendments to the Plan (a) to give the Parent the option to defer cash interest payments payable under its Senior Unsecured Notes if, in the reasonable judgment of management, sufficient cash is not available to pay such interest in cash and fund all other working capital needs of the Company, (b) to extend the maturity date of its Senior Unsecured Notes, and (c) to grant the Parent an option to extend the maturity date of its Senior Secured Notes. Such proposals would be subject, in all respects, to the approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors

     As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, lower than anticipated operating income for the first six months of the year 2001 has increased the risk that the Plan may require further amendment prior to consummation. Furthermore, if the Parent is charged with and subsequently convicted of one or more violations of federal law with respect to the FCPA investigation, there could be further negative consequences.

ITEM  6.  SELECTED FINANCIAL DATA

     The selected financial data presented below is for the year 2000 only and is derived from the consolidated financial statements, and should be read in conjunction with such consolidated financial statements, including the notes thereto, appearing elsewhere herein. The Parent is omitting from this report (and from any future report or statement required to be filed with the Commission) the presentation of selected financial information for the fiscal years ended December 31, 1996, 1997, 1998 and 1999, because that financial information would be required to reflect the operations of ABH, the Parent's former wholly-owned subsidiary until it became an independent public company in July 1998. ABH restated its financial statements for its fiscal years ended December 31, 1996, 1997 and 1998 in December 1999. The Parent had no involvement in that restatement process and does not have access to the information that ABH used to prepare the restated financial statements. Therefore, only selected financial data for the year ended December 31, 2000 is included in this section.

                           YEAR ENDED DECEMBER 31,2000
             (Dollars in thousands, except share and per share data)

  INCOME STATEMENT DATA:
  Continuing Operations
       Sales                                                       $  259,939
       Cost of goods sold                                             191,664
       Selling and administrative                                      36,252
       Goodwill impairments                                            13,624
       Depreciation and amortization                                   12,088
                                                                   -----------
                                                                        6,311
       Interest expense                                                15,766
       Interest and other, net                                           (751)
                                                                   ----------
       Loss before reorganization items, taxes on income
         and minority interest                                         (8,704)
       Reorganization costs                                             2,740
       Taxes on income                                                  5,186
                                                                   ----------
       Loss before minority interest                                  (16,630)
       Minority interest                                                1,968
                                                                   ----------
       Loss from continuing operations                                (18,598)
  Discontinued Operations
       Income from discontinued operations (1)                          1,732
                                                                   ----------
       Net loss                                                    $  (16,866)
                                                                   ==========
  Income (loss) per common share - basic and diluted:
       Continuing operations                                       $     (.67)
       Discontinued operations                                            .06
                                                                   ----------
       Net (loss) per share                                        $     (.61)
                                                                   ==========
  Shares used in computing per share amounts - basic
       and diluted:
       Continuing operations                                       27,494,000
       Discontinued operations                                     27,494,000

     (1) Discontinued operations include the operations of a subsidiary sold and the gain on its sale of $0.6 million in October 2000.

                             AS OF DECEMBER 31, 2000
                             (Dollars in thousands)

         BALANCE SHEET DATA:
         Cash and cash equivalents                                   $    8,278
         Working capital deficiency (1)                                (181,716)
         Total assets                                                   181,098
         Long-term debt of subsidiaries, including current portion       46,303
         Stockholders' deficit                                         (148,620)

     (1)  Includes Parent liabilities subject to compromise.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of operations relates entirely to the fiscal year ended December 31, 2000. The Parent is omitting from this report (and from any future report or statement required to be filed with the Commission) the presentation, and management's discussion and analysis, of financial information for the fiscal years ended December 31, 1998 or 1999, because such financial information would be required to reflect the operations of ABH, the Parent's former wholly-owned subsidiary until it became an independent public company in July 1998. ABH restated its financial statements for its fiscal years ended December 31, 1996, 1997 and 1998 in December 1999. The Parent had no involvement in that restatement process and does not have access to the information that ABH used to prepare the restated financial statements. Therefore, only the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 is included in this section.

     The Company operates and manages its businesses based on geographic location. See Note Q of "Notes to Consolidated Financial Statements," which include geographic information for the Company's businesses.

RESULTS OF OPERATIONS - 2000

SALES

     Sales for the year 2000 were $259.9 million. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations is as follows:

                                                  SALES                %
                                                  -----                -

        Brazil                                 $  132.9              51.1%
        Australia                                  69.8              26.9%
        United States                              37.5              14.4%
        Argentina                                   9.8               3.8%
        France                                      9.9               3.8%
                                               --------           --------
                                               $  259.9             100.0%
                                               ========           ========

     Sales by foreign subsidiaries represented 85.6% of the Company's consolidated sales.

COST OF GOODS SOLD

     Cost of goods sold was $191.7 million or 73.8% of sales. Cost of goods sold, in millions, and as a percentage of sales for each of the Company's geographic locations is as follows:

                                                   Cost of
                                                 GOODS SOLD              %
                                                 ----------              -

        Brazil                                   $  103.3              77.7%
        Australia                                    53.6              76.8%
        United States                                19.8              52.8%
        Argentina                                     6.7              68.4%
        France                                        8.3              83.8%
                                                 --------
                                                 $  191.7              73.8%
                                                 ========

SELLING AND ADMINISTRATIVE

     Selling and administrative expense was $36.3 million or 13.9% of sales. Selling and administrative expense, in millions, and as a percentage of sales for each of the Company's geographic locations is as follows:

                                                    Selling and
                                                  Administrative
                                                      EXPENSE               %
                                                      -------               -

       Brazil                                       $    9.7               7.3%
       Australia                                         8.5              12.2%
       United States                                     8.4              22.4%
       Argentina                                         1.9              19.4%
       France                                            0.9               9.1%
       Corporate office                                  6.8                -
                                                    --------
                                                    $   36.2              13.9%
                                                    ========

GOODWILL IMPAIRMENTS

     During the fourth quarter of 2000, the Company evaluated the recoverability of certain goodwill at its Argentine ($9.5 million) and Australian ($4.1 million) subsidiaries and made a determination that there was an aggregate impairment provision of $13.6 million. The evaluation was based on various analyses including cash flow and profitability projections and addresses the impact on existing Company business. The evaluation involves significant management judgment.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense was $12.1 million in 2000 which consisted of $5.8 million in Brazil, $3.8 million in Australia, $0.8 million in the U.S., $1.2 million in Argentina and $0.5 million in France.

INTEREST EXPENSE

     Interest expense was $15.8 million in year 2000. The major components of interest expense are: $8.1 million of the Parent's U.S. dollar public debt which will be reorganized upon consummation in accordance with the Parent's Plan of Reorganization, interest on long-term local bank borrowings in Australia of $5.2 million, revolving credit, mortgage and other interest in the various subsidiaries totaling $1.3 million, and $1.2 million of interest in Brazil previously related to short-term working capital loans and equipment financing.

INTEREST AND OTHER, NET

     Interest and other, net was $0.8 million in 2000 and relates primarily to the gain on the sale of assets of $0.9 million, offset by other miscellaneous expense of $0.1 million.

REORGANIZATION COSTS

     Reorganization costs represent administrative claims incurred by the Parent under the Plan. Expenses incurred in year 2000, pursuant to the restructuring are as follows:

                                                      (In millions)

           Legal                                      $     2.2
           Printing and mailing                             0.1
           Information agent                                0.4
                                                      ---------
                                                      $     2.7

TAXES ON INCOME

     Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of foreign taxes in the U.S. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition the Company has provided a valuation allowance against its U.S. net operating losses and other U.S. deferred tax assets due to the uncertainty as to the realization of the U.S. taxable income in the future.

MINORITY INTEREST

     Minority interest represents the 22.5% minority interest in ABNB held by Banco Bradesco.

DISCONTINUED OPERATIONS

     Discontinued operations represents the net income of $1.1 million of SATI through September 30, 2000 and the corresponding gain on the sale of $0.6 million in October 2000.

LIQUIDITY AND CAPITAL RESOURCES

     CASH AND SHORT TERM BORROWINGS. At December 31, 2000, the Company had approximately $8.3 million in cash and cash equivalents. The Company's domestic subsidiary, ABN has a three-year asset based revolving credit facility, which matures on July 7, 2002, (the "Credit Facility") for general working capital and letters of credit purposes. At December 31, 2000, ABN had approximately $1.7 million of availability under the Credit Facility of which $0.6 million was used for outstanding letters of credit and $0.9 million was used for working capital purposes leaving $0.2 million of remaining availability. The Company's French subsidiary, CPS, has available a working capital revolving credit facility of approximately $1.4 million of which $0.4 million was used, leaving approximately $1.0 million available. In addition, the Company's Australian subsidiary, LM, has a working capital facility of $3.0 million with a local bank collateralized by LM's banking syndicate. At December 31, 2000, LM had used approximately $1.2 million of borrowings and $0.4 million for outstanding letters of credit under the line, leaving approximately $1.4 million available. The Company's Argentine subsidiary, Transtex, had available short-term factoring arrangements totaling $0.6 million with several local banks primarily secured by specific accounts receivable.

     The Company's cash and cash equivalent position at June 30, 2001 is approximately $6.7 million, which is $1.6 million lower as compared to December 31, 2000. The lower cash position is primarily the result of reorganization costs paid related to the Parent's Chapter 11 Plan of approximately $0.8 million and other related legal and professional fees of approximately $0.2 million. The balance of the net change in cash and cash equivalents results primarily from net changes for the first six months of 2001 in cash flow from operating activities, capital expenditures and short-term borrowings at the subsidiaries. Such net changes in cash flow are not indicative, comparable or representative of the cash flows for a full twelve month period.

     Availability under the subsidiaries' short-term borrowing arrangements at June 30, 2001 remain consistent with the availability at December 31, 2000, with the exception of Transtex, which is dependent upon factoring specific accounts receivable. Transtex has increased its short-term borrowing through factoring arrangements from $0.6 million at December 31, 2000 to $0.8 million at June 30, 2001, primarily as a result of the continued weakness in the Argentine economy, See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further information.

     LONG-TERM DEBT. The Parent's long-term debt subject to compromise under the Plan (excluding accrued interest) consists of $56.5 million of the Senior Secured Notes, $95.0 million of the Senior Subordinated Notes, and $8.0 million of the Senior Unsecured Notes. Long-term debt of subsidiaries includes $43.3 million of LM's senior and subordinated non-recourse debt (the "LM debt"), $2.0 million of borrowings at ABNB primarily related to equipment purchases and $1.0 million of mortgage and other indebtedness. The terms of the LM debt were amended on July 26, 2001, See "Non-Compliance of Debt Covenants and Ability to Service Debt."

     SUMMARY OF CASH FLOWS. The Company's operating cash flows (before changes in operating assets and liabilities) for the year ended December 31, 2000, generated positive cash flow of $9.7 million. Changes in operating assets and liabilities for the same period resulted in a net use of cash of $0.8 million, due primarily to the pay down of past due payables at ABN and LM and an increase in accounts receivable due to slower collections, particularly at ABNB. These uses were in large part offset by the deferral of accrued interest on the Parent's Senior Secured Notes and Senior Unsecured Notes pursuant to the Plan, as well as the deferral of fees and expenses related to the Plan which were paid in the first half of 2001.

     Investing activities for the year ended December 31, 2000 resulted in a net cash use of $1.4 million, due primarily to $8.5 million in capital expenditures being offset by receipt of $ 2.9 million of proceeds from the sale of Sati, $3.6 million of proceeds from the sale of ABN's Pennsylvania facility and proceeds from other miscellaneous asset sales of $0.5 million.

     Financing activities resulted in a use of cash of $3.8 million primarily related to the repayment of equipment and working capital loans at ABNB of $5.4 million and the payment of $0.4 million in dividends to ABNB's minority shareholder. These uses were partially offset by net borrowings at the Parent's other subsidiaries of $2.0 million principally under revolving credit and working capital facilities.

ECONOMIC CONDITIONS AND CURRENCY DEVALUATION

     In 1999, the Brazilian Real experienced tremendous volatility with a devaluation versus the U.S. dollar of approximately 48% for the year, and as high as 79% at its peak. Currently, the further devaluation for the year 2001 is approximately 22%, which represents a decline in the Real exchange rate from approximately $.51 to the Real at December 31, 2000 to approximately $.40 to the Real at July 31, 2001. As the Parent continues to rely upon ABNB for dividends to upstream cash to the Parent, there is no guarantee or assurance that significant further devaluation will not adversely affect the Parent's ability to service the remaining U.S. dollar denominated public debt or the Parent's corporate overhead.

     The Parent is unable to repatriate dividends from its Australian subsidiary due to restrictions under its banking facility (see below). In addition, the Australian dollar has also suffered a devaluation of approximately 18% versus the U.S. dollar compared to 1999.

NON-COMPLIANCE OF DEBT COVENANTS AND ABILITY TO SERVICE DEBT

     The Company's Australian subsidiary, LM, is highly leveraged with approximately $43.8 million of local bank debt which is non-recourse to the Parent. The Parent and LM notified the banking syndicate in December 2000 that LM would be unable to fully repay the loan by the December 31, 2001 maturity date and therefore requested that the banks consider a modification, restructuring and extension to the existing terms of the present banking facility.

     On July 26, 2001, the banking syndicate amended the LM debt extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its current interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment due on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, LM's banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

     As a holding company, the Parent is dependent on dividends from its subsidiaries to service its US publicly held debt and to fund its corporate office expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund the U.S. obligations. There can be no assurance that ABN and ABNB will continue to generate sufficient excess cash flow from their respective operations to service and repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133," and will now be effective for fiscal years beginning after June 15, 2000. SFAS 133 will therefore be effective for the Company in the year 2001. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133 and is to be adopted concurrently with SFAS
133. The new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K, under the captions, "The Company," "Business," and "Management Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "Plan of Reorganizations," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

     Factors that could cause actual results to differ materially include, but are not limited to those described below:

     o General economic, political, market and business conditions, which may, among other things, affect demand for the Company's products;

     o Economic conditions, inflation, recession and currency exchange rates in those foreign countries in which the Company generates a large portion of its sales (including Brazil, Australia, France and Argentina which accounted for approximately 51%, 27%, 4% and 4%, respectively, of consolidated sales and where the majority of positive foreign operating income is generated by ABNB ($14.2 million)) which may, among other things, affect the Company's ability to service its debt;

     o New product development and technological advances which may, among other things, affect the Company's printing business and certain government contract performance;

     o New plant and contract start-up conditions which may, among other things, affect the profitability of the Company's operations;

     o    Seasonality;

     o    Competition;

     o    Changes in business strategy or expansion plans;

     o    Raw material costs, availability and price volatility;

     o    Customer inventory levels;

     o    The loss of any of the Company's significant customers;

     o    The ability to achieve anticipated cost reductions and synergies;

     o    The possibility of unsuccessful bids for government contracts;

     o Changes in, or the failure of the Company to comply with, government regulations, bid requirements or product specifications; and

     o    Other factors referenced in this Report.

     The Company's stock and bond business is also subject to certain risks, such as the trend towards shorter settlement cycles and book entry ownership, which may impact future results. The continued trend towards shorter settlement cycles and electronic book entry ownership have significantly impacted the volume of stock and bond certificate sales. Additionally, the risk of reduced sales may be further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001 granting approval to the NYSE to change its listing requirement rules with respect to the physical format for stock and bond certificates. As a result, the use of intaglio printing or the inclusion of a vignette on the certificate's face would no longer be required. The complete elimination of or substantial further reduction in the use of certificates and the SEC's order to eliminate the above requirements could have a material adverse effect on the sales, earnings and cash flow of the Company.

     The future results of the Company's food coupon printing may be adversely affected by the growing acceptance and implementation of electronic card-based systems. The USDA is promoting the nationwide issuance of electronic card-based food coupon benefits. As of today, approximately 48 of the states have implemented these types of systems.

     Despite the increase in operating efficiencies and reductions in manufacturing and overhead costs achieved through its restructuring, ABN continues to be negatively impacted by a decline in demand for its products due to the growth in electronic commerce. Overall there has been a continued movement toward the dematerialization of paper-based documents as well as the complete or partial elimination of intaglio printing as a security feature. For example, volumes for stock and bond certificates and food coupons have shown significant declines over the past several years.

     Transaction Cards and Systems are subject to certain risks that may impact future results including continued consumer acceptance and rate of conversion of coin-based telephones and other devices to card systems. In addition competitive pricing pressures on certain card products may reduce operating margins. Other forward-looking risks affecting the Company's business are described in other filings with the SEC under the Securities Exchange Act of 1934.

     In addition to factors previously disclosed herein, certain other factors could cause actual results to differ materially from such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by reference to such factors.

     Our forward-looking statements represent our judgment only on the dates such statements are made. By making any forward-looking statements, we assume no duty to update them to reflect new changed, or unanticipated events or circumstances.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION

     The introduction by the Brazilian government of a new currency in 1994 in order to achieve the government's economic stabilization program effectively eliminated the country's hyper-inflation. As a result of this program, the inflation rate has decreased substantially to approximately 10% for 2000 as compared to 941% for 1994. As a result, the Company is no longer required to translate ABNB's financial statements as if ABNB were operating in a hyperinflationary economy whereby gains and losses resulting from translation and transactions were reflected in earnings. The Company follows the non-hyperinflationary method for ABNB as well as its other foreign subsidiaries in accordance with FASB Statement No. 52 "Foreign Currency Translation." As a result, the Company translates its foreign subsidiaries by reflecting exchange gains and losses in other comprehensive income as a separate component of shareholders' equity. The Company's U.S., Australia, New Zealand, French and Argentine operations have not been affected materially by inflation.

ARGENTINE ECONOMIC RECESSION

     Since the latter part of 1999, the Argentine economy has experienced a deep recession, resulting in high levels of government debt, interest rates and unemployment. The government has imposed zero deficit budget spending measures at the federal and local levels in an attempt to continue to meet its interest and debt payments on foreign borrowings. There is no assurance that the government can stabilize its economy or meet its debt service requirements as and when due, nor is it certain that Argentina can continue to keep its currency, the Peso on equal parity with the U.S. dollar. In addition, the Argentine recession continues to impact its neighboring South American countries, including Brazil, which has also begun to see an economic slowdown relative to its GDP in 2001 and has experienced significant currency devaluation in part due to the Argentine crisis.

BRAZIL ENERGY CRISIS

     In the second quarter of 2001, Brazil began to experience a significant shortage in hydroelectric power as a result of severe droughts. As a result the government has imposed a program of mandatory cutbacks of up to 20% of current usage with fines imposed on companies that do not achieve these conservation levels. The crisis has already resulted in disruptions to the Brazilian economy and many analysts believe it will reduce future economic growth. The Company cannot predict the duration or the severity of the Brazilian energy crisis and therefore has not yet been able to assess its impact on future operating results.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

     The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. As of July 31, 2001, the Company experienced significant devaluation in the Brazilian, French and Australian currencies of approximately 22%, 7% and 9.7% respectively. In particular the Brazilian Real has historically demonstrated significant weakening against the U.S. dollar. In 1999, the Real devalued by approximately 48%, and since the introduction of this currency in 1995, the Real has devalued by more than 50% against the U.S. dollar. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

     The Company has, from time to time, entered into foreign currency option contracts in order to limit the effect of currency fluctuations on future expected cash receipts which are used for general Company purposes, including debt service. The options generally have covered periods from two to four months from the date of purchase. However, with the significant devaluation and volatility of the Brazilian currency over the past two years, the market to purchase foreign currency option contracts is either non-existent or prohibitively expensive. When practical, the Company has established restricted investment accounts which are controlled by the parent, and in the case of ABNB, have funds which are from time to time invested in U.S. dollar-indexed money market investments. Such activities may be discontinued at any time depending on, among other things, management's views concerning future exchange rates, local interest rates and the cost of such contracts. At present, the current interest rate in Brazil of between approximately 26 to 28% for local denominated investments is far greater than the return that would be earned in a U.S. dollar-indexed account, thereby rendering this type of hedging mechanism ineffective in the opinion of management. Therefore the Company has not engaged in material hedging activities. Currently, repatriation of earnings from ABNB is permitted, subject to certain approvals. Dividends or distributions from Brazil could be subject to government restrictions in the future. In 2000, the Company received approximately $0.9 million in cash dividends from ABNB.

     Earnings on foreign investments, including operations and earnings of foreign companies in which the Company may invest or rely upon for sales, are generally subject to a number of risks, including high rates of inflation, recession, currency exchange rate fluctuations, trade barriers, exchange controls, government expropriation, energy risks and political instability and other risks. These factors may affect the results of operations in selected markets included in the Company's growth strategy, such as in Latin America and Asia. For example, the ongoing recession in Argentina has affected the sales, operating income and cash flow of that subsidiary and has also adversely impacted the strength of the Brazilian currency. Additionally in Australia, the recent slow down in economic growth may result in a further devaluation of that country's currency and potential reduced demand for LM's goods and services. The Company's financial performance on a dollar-denominated basis can be significantly affected by these changes. The Company's cash balances and borrowings in foreign currency can mitigate the effects of fluctuating currency exchange rates; however, borrowings and investments in foreign currency and markets may not be available or practical and may face local interest rate and principal risks. In addition, adverse changes in foreign interest and exchange rates could adversely affect the Company's ability to meet its interest and principal obligations as well as applicable financial covenants with respect to its dollar-denominated debt, including the Senior Subordinated Notes, the Senior Secured Notes, the Senior Unsecured Notes and other indebtedness of the Company.

     See Notes A and Q of "Notes to Consolidated Financial Statements" for the disclosure of certain financial information relating to foreign operations.

     The Company has from time to time reorganized and restructured, and may in the future reorganize and restructure, its foreign operations based on certain assumptions about the various tax laws (including capital gains and withholding tax), foreign currency exchange and capital repatriation laws and other relevant laws of a variety of foreign jurisdictions. While management believes that such assumptions are correct, there can be no assurance that foreign taxing or other authorities will reach the same conclusion. If such assumptions are incorrect, or if such foreign jurisdictions were to change or modify such laws, the Parent may suffer adverse tax and other financial consequences which could impair the Parent's ability to meet its obligations pursuant to the Plan, subject to the Plan modifications which Management expects to propose, along with the Company's other subsidiary indebtedness.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and schedules, together with the Independent Auditors' Report thereon, are set forth in Item 14 (a)(1) and (2) of this Form 10-K are only presented for the year 2000. The Parent is omitting from this report (and from any future report or statement required to be filed with the Commission) the presentation of financial statements and related notes for years prior to 2000, as they relate to the Balance sheet for the fiscal year ended December 31, 1999, and the Statement of Operations, Statement of Stockholders' Equity and the Statement of Cash Flows as they relate to fiscal years ended December 31, 1998 and 1999, because such financial information would be required to reflect the operations of ABH, the Parent's former wholly-owned subsidiary until it became an independent public company in July 1998. ABH restated its financial statements for its fiscal years ended December 31, 1996, 1997 and 1998 in December 1999. The Parent had no involvement in that restatement process and does not have access to the information that ABH used to prepare the restated financial statements. Therefore, only the financial statements and related notes for the year ended December 31, 2000 are included in this section.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 5, 2001, Ernst & Young LLP ("E&Y") advised the Parent that it was resigning as the Parent's independent accountants. E&Y had orally advised the Parent that it was resigning because it had concluded that it was unwilling to rely on the representations of certain members of management. E&Y advised the Parent that it reached this conclusion because of the uncompleted investigations of the United States Attorney's Office for the Southern District of New York and the Securities and Exchange Commission relating to the revenue recognition issues involving the Parent's former subsidiary, ABH, a $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay to a consultant in connection with a foreign printing project, and past and potential future SEC proceedings involving certain members of management.

     E&Y was engaged by the Parent as its independent accountants in March 2000 and had not issued a report on the Parent's financial statements for any fiscal period.

     During the period prior to its resignation, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement(s) in connection with its audit report on the Parent's financial statements if issued. Nor had E&Y discovered any facts which lead it to believe that any misconduct of any kind had occurred during the period covered by its engagement.

     E&Y had discussed its concerns with a non-employee director of the Parent.

     The Board of Directors authorized the Parent to engage the firm of Ehrenkrantz Sterling & Co. LLC (a member of DFK International) ("ES"), to serve as the Parent's independent accountants. The Parent has authorized E&Y to fully respond to inquiries of ES, or any other successor accountant, concerning the reasons for E&Y's resignation and any other matters.

     The Parent had not consulted with ES regarding the application of accounting principles or practices to any specific transaction, or the type of audit opinion that might be rendered on the Parent's financial statements. Since there was no disagreement between the Parent and E&Y on any matter of accounting principles or practices or any reportable events, the Parent had not consulted with ES regarding any matter that was the subject of a disagreement or a reportable event.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the current executive officers and directors of the Parent. All officers serve at the discretion of the Board of Directors.

            NAME        AGE   OFFICER/DIRECTOR SINCE   POSITION
            ----        ---   ----------------------   --------
Steven G. Singer        40    November 2000            Chairman of the Board and
                                                       Chief Executive Officer
C. Gerald Goldsmith     73    December 1990            Chairman EMERITUS and
                                                       Director
Sidney Levy             44    June 1998                Director
Raymond L. Steele       66    March 2001               Director
Steven A. Van Dyke      41    July 2001                Director
Patrick J. Gentile      42    June 1995                Senior Vice President,
                                                       Finance and Chief
                                                       Accounting Officer
Patrick D. Reddy        59    July 1990                Vice President and
                                                       Secretary

     STEVEN G. SINGER has served as Chairman of the Board and Chief Executive Officer and as a Director of the Parent since November 2000. Since 1995, Mr. Singer has served as Executive Vice President and Chief Operating Officer of Romulus Holdings, Inc., a family owned investment fund, and as Chairman and Chief Executive Officer of Pure 1 Systems, a manufacturer and distributor of water treatment products.

     C. GERALD GOLDSMITH has been an independent investor and financial advisor since 1976. He has served as a director of Palm Beach National Bank and Trust since 1991, Innkeepers USA Trust since 1996, and Plymouth Rubber Company, Inc. since 1998. He has served as Chairman of the Board of Property Corp. International, a private real estate investment company, since 1996, has previously served as a director of several other banks and New York Stock Exchange listed companies and various philanthropic organizations.

     SIDNEY LEVY has served as Director of the Parent since June 1998 and has served as Managing Director of ABNB since February 1994. Prior to joining ABNB in 1994, Mr. Levy was employed as Managing Director of De La Rue Lerchundi in Spain since 1991 and prior thereto was employed by Thomas De La Rue Grafica e Servicos Ltda. in Brazil, serving in various management capacities.

     RAYMOND L. STEELE has served as a Director of the Parent since March 2001. Mr. Steele has served as a director of Modernfold, Inc. since 1991, I.C.H. Corporation since 1998, DualStar Technologies Corporation since 1998 and Video Services Corp. since 1997. He has previously served as a director of Orion Pictures Corporation and Emerson Radio Corp.

     STEVEN A. VAN DYKE has served as a Director of the Parent since July 2001. He has been a principal of Bay Harbour Management L.C. and its predecessor Tower Investment Group since 1986. Bay Harbour is an investment advisor and manages private equity and debt funds. He is a Chartered Financial Analyst and is a member of both the Financial Analysts Society of Central Florida and the Association for Investment Management and Research. Mr. Van Dyke has served on the board of directors of Barneys New York since 1999, Swifty Serve since 1997, and Buckhead America Corp. since 1997.

     PATRICK J. GENTILE has served as Senior Vice President Finance and Chief Accounting Officer since September 1998, as Vice President from June 1995 to September 1998, and as Comptroller from 1989 to June 1995. Mr. Gentile also served as Assistant Comptroller of a predecessor of the Parent from 1986 to 1989.

     PATRICK D. REDDY has served as Vice President and Secretary since January 2001 and as Vice President and Assistant Secretary from July 1990 to January 2001. He was also Treasurer from February 1990 through July 1990. Mr. Reddy held many positions with a predecessor of the Parent since 1969, including Vice President, Treasurer, Secretary and Comptroller.

     Each of the directors had been approved by the Bankruptcy Court to serve on the Board of Directors following consummation. At the request of the other members of the Board of Directors, Messrs. Singer, Steele and Van Dyke agreed to join the Board of Directors prior to consummation. Effective upon consummation of the Plan, the Parent intends to increase its Board of Directors by two additional outside directors, thereby bringing the post-consummation Board of Directors to seven members.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Parent's executive officers and directors, and persons who own more than 10% of the Parent's Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Parent with copies of all such reports they file.

     Based solely on a review of the copies of such reports furnished to the Parent, or written representations that no Form 5 was required, the Parent believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2000, except that Steven G. Singer's initial report of ownership was filed late.

ITEM 11.  EXECUTIVE COMPENSATION.


                       COMPENSATION OF EXECUTIVE OFFICERS


     The table below contains information about the annual and long-term compensation for services rendered in all capacities for the last three (3) fiscal years for the chief executive officer and all executive officers.


                                                   SUMMARY COMPENSATION TABLE

                               Annual Compensation                   Long-Term Compensation Awards
                               ----------------------------------    --------------------------------------------------
                                                         Other         Restricted                           All Other
                                                        Annual           Stock      Options       LTIP     Compensation
  Name and Principal             Salary     Bonus     Compensation       Award(s)    /SARs       Payouts    ($)(3) (4)
       Position         Year       ($)       ($)        ($) (1)         ($) (2)       (#)          ($)      (5) (6)
          (a)           (b)        (c)       (d)          (e)              (f)        (g)          (h)        (i)

Steven G. Singer         2000     15,000      -           -                -           -           -       150,000
Chairman and
Chief Executive
Officer (7)

Sidney Levy              2000    265,239    293,083      96,000(8)         -           -           -        71,417(9)
Director and             1999    234,547    304,731      96,000(8)         -           -           -        54,910(9)
Chief Executive          1998    197,121    435,186      96,000(8)         -     160,000           -        73,009(9)
Officer
Of ABNB

Patrick J. Gentile       2000    190,835     75,000           -            -           -           -       127,043
Senior Vice President    1999    180,833    100,000           -            -           -           -         3,627
- Finance and Chief      1998    125,000          -           -       56,067      50,000           -         7,395
Accounting Officer

Patrick D. Reddy         2000    135,000                      -            -           -           -        51,769
Vice President           1999    135,000     25,000           -            -           -           -         3,427
and Secretary            1998    135,000          -           -            -       7,500           -         7,157
Morris Weissman          2000    400,000          -           -            -           -           -       545,046(10)
Former Chairman and      1999    800,000    500,000(11)       -            -           -           -        19,202
Chief Executive          1998    800,000          -           -    1,715,625           -           -        22,760
Officer - resigned
effective June 30, 2000


     (1) The value of each of the named executive officer's perquisites did not exceed the threshold for disclosure established under Regulation S-K.

     (2) Amounts for 1998 consist of the market value on the date of grant of 14,706 and 450,000 shares of restricted stock granted effective April 23, 1998 to Messrs. Gentile and Weissman, respectively. Restrictions lapsed on one-third of the shares upon each of the first three anniversaries of the date of award.

     (3) Amounts shown for 2000 include awards in connection with services performed during 2000, in connection with bankruptcy proceedings to Mr. Singer ($150,000), Mr. Gentile ($125,000) and Mr. Reddy ($50,000).
          Awards are payable over 36 months beginning in January 2001.

     (4) Amounts shown for 2000 include: (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Gentile ($1,600), Mr. Reddy ($1,368) and Mr. Weissman ($800), and (ii) allocable costs of life insurance for Mr. Gentile ($443), Mr. Reddy ($401) and Mr. Weissman ($48,861). Mr. Weissman's amount includes required coverage as a non-employee, subsequent to the July 2000 termination of his employment in accordance with the Weissman Settlement Agreement ($40,515).

     (5) Amounts shown for 1999 include: (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Gentile ($3,200), Mr. Reddy ($3,026) and Mr. Weissman ($3,200), and (ii) allocable costs of life insurance for Mr. Gentile ($427), Mr. Reddy ($401) and Mr. Weissman ($16,002).

     (6) Amounts shown for 1998 include: (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Gentile ($7,100), Mr. Reddy ($6,838) and Mr. Weissman ($8,000), and (ii) allocable costs of life insurance for Mr. Gentile ($295), Mr. Reddy ($319) and Mr. Weissman ($14,760).

     (7) Began serving as Chairman of the Board of Directors and Chief Executive Officer effective November 21, 2000.

     (8) Amounts payable to Mr. Levy pursuant to his Consulting Agreement with the Parent.

     (9) Reimbursement of Mr. Levy's annual school and apartment allowances of $71,417 in 2000, $54,910 in 1999 and $73,009 in 1998.

     (10) Amounts paid to Mr. Weissman for services after his resignation as follows: commissions on sale of assets of $196,735; consultant fees of $150,000, and retirement payments under unfunded SERP agreement of $148,650.

     (11) The Compensation Committee in 1999 awarded the bonus for services rendered in 1998. The amount was paid in April 1999.

                OPTION GRANTS/EXERCISES IN THE LAST FISCAL YEAR

     No stock options were granted or exercised during 2000. The following table sets forth for each of the named executive officers: (a) the number of shares of Common Stock acquired upon the exercise of options during 2000; (b) the value realized from options exercised during 2000; (c) the number of options held as of December 31, 2000, both exercisable and unexercisable; and (d) the value of such options as of that date. No named executive officer exercised any options during the last fiscal year.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                            Number of
                            Shares                    Securities Underlying           Value of Unexercised
                          Acquired on     Value    Unexercised Options/SARs at    In-the-Money Options/SARs at
                           Exercise     Realized       Fiscal Year End (#)             Fiscal Year End ($)
Name                          (#)          ($)      Exercisable  Unexercisable    Exercisable    Unexercisable

Steven G. Singer              ---          ---         ---            ---             ---             ---
Sidney Levy                   ---          ---       190,666         53,334           ---             ---
Patrick J. Gentile            ---          ---        84,834         16,666           ---             ---
Patrick D. Reddy              ---          ---        24,700          2,500           ---             ---

Notwithstanding the above table, all options to purchase securities of the Parent issued pursuant to any option plan existing prior to commencement of the Parent's Chapter 11 Proceeding will be cancelled upon consummation of the Plan.

              LONG TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

     No LTIP awards were made to any of the named executive officers in the Summary Compensation Table.


                              EMPLOYMENT AGREEMENTS

     Mr. Steven G. Singer was appointed Chief Executive Officer and Chairman of the Board of Directors on November 21, 2000, and serves pursuant to an employment agreement with the Parent with a term ending on April 1, 2004. Initially, in November 2000, the Parent's agreement with Mr. Singer provided for a base rate of $180,000 per annum and did not require his services full time. During early 2001, it was determined that Mr. Singer's services were required full time, and an employment agreement was entered into as of April 1, 2001, with a base salary of $390,000 per annum. Mr. Singer's employment agreement is subject to automatic two-year extensions, unless advance notice of non-renewal is given. The agreement provides for his engagement as Chairman of the Board and Chief Executive Officer of the Parent and each of its major operating subsidiaries.

     In the event Mr. Singer's employment with the Parent is terminated by the Parent other than for cause or is terminated by Mr. Singer for "good reason" (as defined in the agreement), Mr. Singer is entitled to receive a lump sum payment equal to three years of the base salary in effect on the date of termination, and the continuation of medical, dental, life and other insurance coverage called for in the agreement for a period of three years. In addition, all stock options that may be issued to Mr. Singer will become vested and exercisable. The agreement also provides that each year, the Compensation Committee of the Board of Directors shall establish a bonus plan based on achievement of specified performance targets. The target bonus amount is 50% of base salary, based upon 100% achievement of the performance targets established, but the bonus plan includes provision for payment of a range of bonus amounts, both above (up to 75% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and requires, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid.

     On November 21, 2000, the Board of Directors created a restructuring bonus pool (the "Restructuring Bonus Pool") for services performed during the bankruptcy period by specified employees and consultants to the Parent, which services would have cost significantly more if performed by outside service providers. On March 22, 2001 certain changes to the Restructuring Bonus Pool were ratified and approved. Mr. Singer was awarded a participation in the Restructuring Bonus Pool at a $150,000 level, such amount being payable over a 36-month period beginning in January 2001. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters.

     Mr. Sidney Levy serves pursuant to an employment agreement with the American Bank Note Company Grafica e Servicos Ltda, the Parent's 77.5% owned Brazilian subsidiary. The term of the agreement, as amended, ends on January 1, 2004, and is not subject to automatic renewal provisions. The agreement provides for his engagement as President and General Manager of ABNB and a base salary determined in local currency and adjusted for inflation. The US dollar equivalent for the year ended December 31, 2000 was approximately $265,000. In addition, for 1999 and 2000, Mr. Levy participated in a target bonus plan at ABNB pursuant to which he became eligible for a performance bonus based upon criteria established by the Parent. Mr. Levy's 1998 bonus under his prior contract included a bonus for achieving a three-year performance level plus an additional amount equal to six months of his 1998 salary. In the event his current employment agreement is not renewed, Mr. Levy will be entitled to enter into a two-year consulting agreement with ABNB at an annual rate not lower than one half of his annual base salary. In the event Mr. Levy's employment is terminated other than for cause, or is terminated by Mr. Levy for good reason or a change in control (as defined in the agreement), then he will be entitled to receive a severance payment equal to twice his annual base salary, plus any accrued incentive bonus.

     The Parent also has a consulting agreement with Mr. Levy, the term of which as amended, ends on January 1, 2004, and is not subject to automatic renewal provisions. The agreement provides for Mr. Levy to assist and advise the Parent in its business affairs, and to keep it aware of business opportunities and changes in the business environment that may impact the Parent's interest. Mr. Levy receives $96,000 per annum for these services. In the event the consulting agreement is not renewed, Mr. Levy will be entitled to enter into a new two-year consulting agreement with the Parent, at an annual rate not lower than $48,000.

     In January 2001, the Parent entered into a Stock Purchase and Sale Agreement with Mr. Levy whereby he could purchase a 1.6% interest in ABNB, for an aggregate purchase price of approximately $0.6 million. The sale is subject to, and effective only upon, consummation of the Plan.

     Mr. Patrick J. Gentile serves as Senior Vice President, Finance and Chief Accounting Officer, pursuant to a letter agreement with the Parent dated January 29, 1999, and an additional agreement dated November 13, 2000. The letter agreement provided for a base compensation of $185,000 per annum, which was increased by the Board of Directors to $220,000 per annum effective November 15, 2000. In the event that his employment is terminated by the Parent for any reason other than "For Cause," as defined in the letter, or at his initiative, the Parent will continue his salary for two years with benefits or, at his option, pay him a lump sum equal to two years of the base salary in effect on the date of termination, without benefits. The agreement also provides that Mr. Gentile will participate in any Compensation Committee approved incentive bonus program at a target bonus level commensurate with other senior managers of the Company. For the year 2001, the Parent has established a bonus plan for Mr. Gentile based on achievement of specified performance targets. The target bonus amount is 45% of base salary, based upon 100% achievement of the performance targets established, but the bonus plan includes provision for payment of a range of bonus amounts, both above (up to 67.5% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and requires, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. Mr. Gentile was awarded a participation in the Restructuring Bonus Pool at a $125,000 level, such amount being payable over a 36-month period beginning in January 2001.

     Mr. Patrick D. Reddy serves pursuant to a severance letter, which provides for continuation of salary, for one year, and the continuation of certain other benefits. For the year 2001, the Parent has established a bonus plan for Mr. Reddy based on achievement of specified performance targets. The target bonus amount is 20% of base salary, based upon 100% achievement of the performance targets established. The bonus plan includes provision for a partial bonus upon achieving at least 85% of the performance targets established, but the bonus plan includes provision for payment of a range of bonus amounts, both above (up to 30% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and requires, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. Mr. Reddy was awarded a participation in the Restructuring Bonus Pool at a $50,000 level, such amount being payable over a 36-month period beginning in January 2001.

     Mr. Weissman served as Chairman and Chief Executive Officer of the Parent pursuant to an employment agreement with the Parent with a term ending on December 31, 1999. The term of Mr. Weissman's agreement was subject to automatic extension, unless advance notice of non-renewal was given. The agreement provided for a base salary of $800,000. Mr. Weissman participated in the Executive Incentive Plan. The employment agreement provided for an annual bonus equal to 6% of his annual base salary in 1994 (adjusted in each subsequent year by compounding the 1994 base salary by 1.07) multiplied by the number of percentage points by which Return on Equity, (as defined in the agreement), exceeds 10% up to a maximum annual bonus equal to 200% of base salary (as adjusted). No bonus amounts were payable under the employment agreement for 2000.

     In the event Mr. Weissman's employment with the Parent was terminated by the Parent (other than for cause) or was terminated by Mr. Weissman for "good reason" (as defined in the agreement), Mr. Weissman was entitled to receive a lump sum payment equal to the greater of his "total direct compensation" (as defined in the agreement) for 1994 or his "estimated total direct compensation" (as defined in the agreement) then in effect, as if his employment agreement had remained in effect for the entire term or, if following a "change in control" (as defined in the agreement) the greater of such amount or $5,000,000, plus the value of his unexercised options and maintenance of certain benefits for the remainder of the term of the agreement.

     Mr. Weissman's employment agreement has been terminated, and the Parent and Mr. Weissman have entered into a consulting agreement pursuant to the Weissman Settlement Agreement. For a discussion of the Weissman Settlement Agreement, see
Item 3, "Legal Proceedings" - "Settlement Agreement with Parent's Former Chairman and Chief Executive Officer."


                                 RETIREMENT PLAN

     Effective April 1, 1994, the Board of Directors approved a supplemental retirement plan for certain executives and management employees of the Parent (the "SERP"). In general, the SERP provides that a participant retiring at age 65 will receive a monthly retirement benefit equal to an amount determined, in the case of the Parent's senior executives, including the Named Executive Officers, by multiplying the participant's "final average compensation" (as defined in the SERP) by a percentage equal to 3% for each of the first ten years plus 1.5% for each of the next twenty years of service, or for junior level executives, by a percentage equal to 2% for each of the first ten years, 1.5% for each of the next ten years and 1% for each of the next ten years. The result of the computation is decreased by a participant's Social Security benefits and any amounts available from the participant's pension or profit sharing plan from the Parent or its predecessors. The retirement income is to be paid at normal or deferred retirement dates for life only with the appropriate actuarial reduction of a joint and survivor election. Early retirement benefits are available with a reduction of 2% for each year less than age 62. No benefit will be provided prior to a participant achieving age 55 and 10 years of service. All participants will receive credit for past service to the Parent or any of its wholly owned subsidiaries. Compensation in excess of $425,556 as of April 1, 2000 (increased by 6% on each plan anniversary date), will not be considered when calculating plan benefits. However, as provided for in Mr. Weissman's employment contract, his benefit in the SERP was calculated based upon compensation of $800,000.

     The following table shows the estimated annual benefit payable to employees in various compensation and years of service categories based upon the senior executive accrual rates. The estimated benefits apply to an employee retiring at age sixty-five in 2000 who elects to receive his or her benefit in the form of a single life annuity. These benefits would be reduced by any benefits attributable to the Parent's (and its predecessor's) contributions (and the earnings thereon) to pension and/or profit sharing plans and social security.


                               PENSION PLAN TABLE

REMUNERATION                            YEARS OF SERVICE
------------     -------------------------------------------------------------
                     10           15           20           25            30
                 --------      -------      ----------    -------     --------

$125,000         $ 37,500     $ 46,875      $ 56,250     $ 65,625     $ 75,000
  150,000          45,000       56,250        67,500       78,750       90,000
  175,000          52,500       65,625        78,750       91,875      105,000
  200,000          60,000       75,000        90,000      105,000      120,000
  225,000          67,500       84,375       101,250      118,125      135,000
  250,000          75,000       93,750       112,500      131,250      150,000
  300,000          90,000      112,500       135,000      157,500      180,000
  400,000         120,000      150,000       180,000      210,000      240,000
  425,556         127,667      159,583       191,500      223,417      255,333


                 DIRECTORS COMPENSATION AND CONSULTING CONTRACTS


     Up to June 30, 2000, non-employee directors were paid $25,000 per annum for serving as directors and $2,000 for each Board meeting attended in excess of four in any fiscal year and $1,000 for each committee meeting attended. Prior to 1999, under the Deferred Stock and Compensation Plan for Non-Employee Directors (the "Directors Plan"), non-employee directors received common equivalent shares and could elect to defer a portion of their director's fees for serving on or acting as the chairperson of committees of the Board of Directors. The deferral of fees earned interest, and depending on the market value of the Common Stock, could be converted into shares of Common Stock. Any rights to receive shares under the Directors Plan will be cancelled upon consummation of the Plan.

     At December 31, 2000, approximately $37,600 was accrued under the Directors Plan for Mr. Goldsmith, the only non-employee director of the Parent who participated in the Directors Plan. No fees were deferred under the Directors Plan in 2000.

     In 2000, Mr. Goldsmith received director's fees of $12,500 for the first six months of 2000, and $50,000 for the balance of the year for services as the Acting Chairman of the Board and as a consultant. At the November 21, 2000 Board of Directors meeting, Mr. Goldsmith was elected Chairman of the Board EMERITUS and became a consultant to the Parent, at the rate of $10,000 per month, subject to Compensation Committee ratification. In July 2001, the Parent and Mr. Goldsmith agreed to terminate Mr. Goldsmith's consulting fees. Mr. Goldsmith was awarded a participation in the Restructuring Bonus Pool at a $100,000 level, such amount being payable over a 36-month period beginning in January 2001. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters.

     The Parent does not presently pay Directors fees and does not provide any Director retirement benefits.


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Parent did not have a Compensation Committee subsequent to the filing of a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code, on December 8, 1999. Subsequent to the confirmation of the Plan and prior to April 2001, compensation agreements and plans subject to Compensation Committee action were instead addressed by the full Board of Directors.

     In April 2001, the Board of Directors established a Compensation Committee and delegated to the Compensation Committee, among other things, authority over all compensation and employee benefit matters, including executive and senior management compensation matters. The committee seeks to balance the interests of its stockholders and creditors with the Parent's need to attract and retain effective members of management. As such, the administration of executive and senior management compensation programs and development of compensation policy and philosophy fall within the authority of the Compensation Committee. The Compensation Committee undertakes this role by reviewing and approving compensation issues for the Parent's executives and senior management. The Compensation Committee is comprised of Mr. Goldsmith (Chairman) and Mr. Steele, neither of whom is an employee of the Company.

     It is contemplated that, at the next meeting of the Compensation Committee, a Compensation Philosophy and Policy will be adopted for the coming year. Such philosophy and policy shall be designed to provide employees with fair, competitive and dynamic compensation, enable the Company to attract, retain and develop a highly-skilled and motivated workforce, and link a material portion of compensation to the accomplishment of specific performance targets.


                                PERFORMANCE GRAPH

     The following performance graph compares the Parent's cumulative total stockholder return from December 31, 1995 through December 31, 2000 to that of the Media General Composite, a broad market index, and a peer group index selected by the Parent.

     Because the Company is involved in a wide variety of businesses, including security printing, and credit and telephone cards, and approximately 85% of its sales are derived from Latin America, Australia and France, no published peer group closely reflects the Company's overall business or matches the relative contributions of those businesses to the Company's overall performance. The following companies have been included in the customized peer group index: Bowne & Co., Inc., Deluxe Corporation, John H. Harland Co., Moore Corp. and The Standard Register Company. The customized peer group index assumes an equal investment in each of the constituent companies' common stock.

     The graph assumes simultaneous $100 investments on December 31, 1995, with initial valuations based upon stock prices as of the close of the relevant markets on such date, in the Parent's Common Stock and in each index. The comparison assumes that all dividends are reinvested. Stock price performances shown on the graph are not indicative of future price performance. This data was furnished by Media General Financial Services.

                               [GRAPHIC OMITTED]

 CUMULATIVE TOTAL RETURN AMONG AMERICAN BANKNOTE CORPORATION, PEER GROUP INDEX,
  AND COMPOSITE BROAD MARKET INDEX FROM DECEMBER 31, 1995 TO DECEMBER 31, 2000

                                Dec. 31,     Dec. 31,      Dec. 31,     Dec. 31,    Dec. 31,     Dec. 31,
                                  1995         1996          1997         1998         1999        2000

American Banknote Corporation    $100.00      $380.00       $420.00      $115.00       $4.00        $3.20
Peer Group Index                 $100.00      $127.20       $123.78      $116.77      $88.01       $75.40
Media General Composite          $100.00      $120.77       $156.82      $191.71     $233.86      $211.11

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table reflects the number of shares of Common Stock beneficially owned on August 12, 2001 by (i) each director of the Parent, (ii) each of the executive officers as set forth above in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each other person known by the Parent to own more than 5% of any class of equity securities of the Parent. The address of each director and executive officer is c/o American Banknote Corporation, 410 Park Avenue, New York, NY 10022.

                                                Holdings                           Estimated Holdings
                                           Before Consummation                     After Consummation
                                   ----------------------------------     -----------------------------------
                                     Amount and                             Amount and
                                     Nature of        Percentage of          Nature of        Percentage of
                                     Beneficial     Class Beneficially       Beneficial     Class Beneficially
                                   Ownership(1)(2)         Owned            Ownership(1)(2)         Owned

COMMON STOCK
   Steven G. Singer (3)              1,141,000              4.5%            2,159,436              18.3%
   C. Gerald Goldsmith                   1,100              *                      23               *
   Sidney Levy                         210,666              *                     424               *
   Raymond L. Steele                         0              -                       0               -
   Steven A. Van Dyke (4)            2,326,245              9.3%            3,192,467              27.0%
   Patrick J. Gentile                  115,373              *                     471               *
   Patrick D. Reddy                     24,800              *                       2               *
   All directors and
     executive officers
     as a group (7 persons)          3,819,184             15.0%            5,352,823              45.3%

   Morris Weissman
     122 Kings Road,
     Palm Beach, FL 33480 (5)        2,862,428             10.9%                3,182               *

SERIES B PREFERRED STOCK (6)
   Steven A. Van Dyke (4)            2,378,735             98.9%                    0               -
   All directors and
     executive officers
     as a group (7 persons)          2,378,735             98.9%                    0               -

------------------
*  Less than 1%

     (1) Unless otherwise indicated, each stockholder has sole voting and investment power.

     (2) Beneficial ownership before consummation includes existing Common Stock issuable upon exercise of stock options that are exercisable in the next 60 days for the named executive officers as follows: Mr. Levy
          - 190,666 shares; Mr. Gentile - 93,167 shares; Mr. Reddy - 24,700 shares; and all directors and executive officers as a group (7 persons) -308,533 shares in the aggregate. Beneficial ownership before consummation for Mr. Weissman includes 1,109,333 shares of existing Common Stock issuable upon exercise of stock options that are exercisable in the next 60 days. All such stock options are significantly out of the money. Upon consummation of the Plan, all rights to receive shares pursuant to stock option plans, warrants and deferred compensation plans will be cancelled and holders of such derivative securities will not receive any shares of New Common Stock in exchange therefor. Estimated amounts after consummation exclude a small number of shares that may be received by persons in the table, in connection with the Securities Claims under the Plan.

     (3) Prior to consummation, Castor Investments, L.L.C., an entity for which Mr. Singer acts as Manager, and whose owners are all related to Mr. Singer, owns 1,141,000 shares of Common Stock, and $19,097,000 principal amount of the 11 1/4% Senior Subordinated Notes.

          Amounts after consummation for Castor Investments include: 24,205 shares of New Common Stock that will be exchanged for existing Common Stock; and 2,135,231 shares of New Common Stock that will be exchanged for a 11 1/4% Senior Subordinated Notes Claim ($19,907,000 principal amount).

     (4) Amounts before consummation include: 77,620 shares of existing Common Stock and 22,380 shares of Series B Preferred Stock directly held by Mr. Van Dyke; and 2,248,625 shares of existing Common Stock and 2,356,355 shares of Series B Preferred Stock held directly by Bay Harbour Management L.C., 885 Third Avenue, New York, NY 10022 ("Bay Harbor"). Because Bay Harbour is majority owned by Tower Investment Group, Inc. ("Tower"), whose sole stockholder is Steven Van Dyke, both Tower and Mr. Van Dyke may be considered to beneficially own the securities held by Bay Harbour. Bay Harbour holds these shares for the account of five private investment funds and seven managed accounts.

          Amounts after consummation include: 1,647 shares of New Common Stock that will be received by Mr. Van Dyke in exchange for his directly held shares of existing Common Stock; 475 shares of New Common Stock that will be received by Mr. Van Dyke in exchange for his directly held shares of Series B Preferred Stock; 47,701 shares of New Common Stock that will be received by Bay Harbour in exchange for its directly held shares of existing Common Stock; 49,986 shares of New Common Stock that will be received by Bay Harbour in exchange for its directly held shares of Series B Preferred Stock; and 3,092,658 shares of New Common Stock that will be received by Bay Harbour in exchange for its $27,660,000 principal amount of 11 1/4% Senior Subordinated Notes.

     (5) Amounts before consummation are based on Amendment No. 4 to a Schedule 13D dated January 13, 2000, as filed by Morris Weissman. Amount includes (i) 110,000 shares held by his spouse and (ii) 40,000 shares as to which Mr. Weissman has sole voting power and a right of first refusal with respect to any future sales.

          Under the Weissman Settlement Agreement, following consummation, Mr. Weissman will forego any conversion rights to 1,603,095 existing shares of Common Stock.

     (6) Except for Mr. Van Dyke, none of the Parent's directors and named executive officers beneficially own any shares of Series B Preferred Stock.


                                CHANGE IN CONTROL


     When the Plan is consummated, there will be a change in control. The holders of the Parent's 11 1/4% Senior Subordinated Notes will receive, in exchange for such notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In recognition of services provided during the bankruptcy period, Mr. Gary
A. Singer, a brother of Mr. Steven G. Singer, was awarded a participation in the Restructuring Bonus Pool at a $325,000 level, such amount being payable over a 36-month period beginning in January 2001. On November 21, 2000, the Board of Directors authorized, (but the Company did not execute, pending Compensation Committee ratification), a three-year consulting agreement with Mr. Singer, to ensure the continuity of his services. On March 22, 2001, as Mr. Singer had continued to provide consulting services to the Parent but the authorized agreement remained unexecuted, the Board of Directors authorized the payment to Mr. Singer of $10,000 for consulting services rendered in January 2001. Thereafter, the Parent entered into a three-year consulting agreement, effective retroactively as of February 1, 2001, and expiring on February 1, 2004, providing for annual consulting fees of $120,000, payable monthly. The consulting agreement provides that if the agreement is terminated, other than for cause, as defined therein, Mr. Singer shall receive a lump-sum payment in an amount that would have otherwise been paid through the term of the agreement. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters.

     Subject to, and effective only upon, consummation of the Plan, the Parent intends to sell a 2% interest in ABNB to local management for an aggregate purchase price of approximately $0.8 million for the purpose of creating a management incentive plan to retain ABNB's key management. The purchase price for said interest is based upon ABNB's approximate book value as of December 31, 2000. Mr. Levy could purchase 1.6% of ABNB, as part of such proposed sale.

     On June 29, 2000, the Bankruptcy Court entered an order approving the Weissman Settlement Agreement with the Parent's former Chairman and Chief Executive Officer, Morris Weissman. Pursuant to the Weissman Settlement Agreement, Mr. Weissman agreed to resign his positions as Chairman, Chief Executive Officer, and director of the Parent, and each of the subsidiaries for which he serves in such capacities and withdraw his claims under the Plan, with prejudice. In exchange, the Parent agreed to: engage Mr. Weissman on a consulting basis for a term of three years at a yearly consulting fee of $300,000; pay him commissions for transactions initiated by him; offer him options to purchase up to 0.64% of the New Common Stock at a strike price of $2.50 per share; pay for certain insurance benefits for him; reimburse him for expenses relating to his consulting services; and forgive Mr. Weissman for an outstanding receivable totaling $1,620,000 plus interest over a seven-year period. In addition, life insurance policies on Mr. Weissman's life were assigned to him in return for promissory notes issued by Mr. Weissman in favor of the Parent in an amount equal to the cash surrender value of the policies and the Parent agreed to reimburse Mr. Weissman up to $100,000 during the term of the Weissman Settlement Agreement for premiums on a term life insurance policy. In addition to the Weissman Settlement Agreement, Mr. Weissman also agreed to grant to holders of Preferred Stock and Common Stock his entitlement to receive shares of New Common Stock. For more information, see Item 3, "Legal Proceedings" - "Settlement Agreement with Parent's Former Chairman and Chief Executive Officer."


                           LOANS TO EXECUTIVE OFFICERS

     On April 8, 1998, the Parent loaned Mr. Gentile $55,000. The loan bears interest at a rate published by a major bank and was payable at maturity on April 8, 2001. On December 31, 2000, the amount outstanding under the loan was approximately $68,008. In November 2000, in connection with Mr. Gentile's employment agreements, the Board of Directors agreed to forgive this loan over a three-year period, beginning January 1, 2001.

                                     PART IV



ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report on Form 10-K:
     1.   The following consolidated financial statements are
          included as follows:
            Independent Auditors' Report                                  F-1
            Consolidated Balance Sheet as of December 31, 2000            F-2
            Consolidated Statement of Operations for the year
              ended December 31, 2000                                     F-4
            Consolidated Statement of Cash Flows for the year
              ended December 31, 2000                                     F-5
            Consolidated Statement of Stockholders' Deficit and
              Comprehensive Loss for the year ended December 31, 2000     F-6
            Notes to Consolidated Financial Statements                    F-7

     2.   The following consolidated financial statement schedules
          are included as follows:
            Schedule I - Condensed Financial Information of Parent        S-1
            Schedule II - Valuation and Qualifying Accounts               S-5

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits:  See "Exhibit Index"

(b)  REPORTS ON FORM 8-K
     Form 8-K filed August 16, 2001
            - Item 5 - Other Events
     Form 8-K filed July 23, 2001
            - Item 5 - Other Events
            - Item 7 - Financial Statement, Pro Forma Financial Information and
                       Exhibits
     Form 8-K filed April 6, 2001
            - Item 4 - Changes in Registrant's Certifying Accountant
            - Item 7 - Financial Statement, Pro Forma Financial Information and
                       Exhibits
     Form 8-K filed December 8, 2000
            - Item 5 - Other Events
            - Item 7 - Financial Statement, Pro Forma Financial Information and
                       Exhibits

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Banknote Corporation
New York, New York


     We have audited the accompanying consolidated balance sheet of American Banknote Corporation, a Delaware corporation, as of December 31, 2000, and the related consolidated statements of operations, cash flows, and stockholders' deficit and comprehensive loss for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Banknote Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's net loss for the year ended December 31, 2000, insufficient funding sources to satisfy its Parent Company's indebtedness and overhead, as well as the Parent Company's failure thus far to consummate its Plan of Reorganization continues to raise substantial doubt as to its ability to continue as a going concern at December 31, 2000. Management's plans in regard to these matters are discussed in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ehrenkrantz Sterling & Co., L.L.C.



Livingston, New Jersey
August 16, 2001

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
(Dollars in thousands, except per share data)



ASSETS
Current assets
     Cash and cash equivalents                                     $    8,278
     Accounts receivable, net of allowance for doubtful
         accounts of $1,554                                            34,613
     Inventories, net of allowances of $2,037                          21,051
     Prepaid expenses and other                                         3,499
     Deferred tax assets                                                1,868
                                                                   ----------
              Total current assets                                     69,309
                                                                   ----------

Property, plant and equipment
     Land                                                               1,500
     Buildings and improvements                                        17,111
     Machinery, equipment and fixtures                                 84,655
     Construction in progress                                           1,252
                                                                   ----------
                                                                      104,518
     Accumulated depreciation and amortization                        (52,172)
                                                                   ----------
                                                                       52,346

Other assets                                                            8,007

Investment in non-consolidated subsidiaries                             2,405

Deferred taxes of subsidiaries                                          4,341

Goodwill                                                               44,690
                                                                   ----------
                                                                   $  181,098
                                                                   ==========
                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
(Dollars in thousands, except per share data)


LIABILITIES AND STOCKHOLDERS' DEFICIT
Pre-petition liabilities subject to compromise of parent

     Parent company debt obligations                               $    163,151
     Accrued interest on parent company debt obligations                 22,981
     Other liabilities                                                   17,075
                                                                   ------------
              Total pre-petition liabilities subject to compromise      203,207

Current liabilities
     Post-petition liabilities of parent                                  2,701
     Revolving credit facilities of subsidiaries                          3,025
     Accounts payable and accrued expenses of subsidiaries               40,301
     Current portion of long-term debt of subsidiaries                    1,791
                                                                   ------------
              Total current liabilities                                  47,818

Long-term debt of subsidiaries                                           44,512

Other long-term liabilities of subsidiaries                              17,704

Deferred taxes of subsidiaries                                            4,077

Minority interest in subsidiary                                          12,400

              Total liabilities                                         329,718

Commitments and Contingencies

Stockholders' deficit
     Preferred Stock, authorized 2,500,000 shares
         no shares issued or outstanding
     Preferred Stock Series B, par value $.01 per share authorized
         2,500,000 shares, issued and outstanding 2,404,895 shares           24
     Common Stock, par value $.01 per share, authorized 50,000,000
         shares; issued 27,812,281 shares                                   278
     Capital surplus                                                     82,525
     Retained deficit                                                  (191,883)
     Treasury stock, at cost (2,723,051 shares)                          (1,285)
     Accumulated other comprehensive loss                               (38,279)
                                                                   -------------
               Total stockholders' deficit                             (148,620)
                                                                   -------------
                                                                   $    181,098
                                                                   =============
                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands, except per share data)

CONTINUING OPERATIONS

Sales                                                              $    259,939
                                                                   ------------
Costs and expenses
     Cost of goods sold                                                 191,664
     Selling and administrative                                          36,252
     Goodwill impairments                                                13,624
     Depreciation and amortization                                       12,088
                                                                   ------------
                                                                        253,628
                                                                   ------------

                                                                          6,311
Other expense (income)
     Interest expense                                                    15,766
     Interest and other, net                                               (751)
                                                                   ------------
                                                                         15,015
                                                                   ------------
     Loss before reorganization items, taxes on income
        and minority interest                                            (8,704)

Reorganization costs                                                      2,740
                                                                   ------------

     Loss before taxes on income and minority interest                  (11,444)

Taxes on income                                                           5,186
                                                                   ------------

     Loss before minority interest                                      (16,630)

Minority interest                                                         1,968
                                                                   ------------

     Loss from continuing operations                                    (18,598)

DISCONTINUED OPERATIONS
     Income from discontinued operations (net of taxes $807)              1,084
     Gain on sale (net of tax $0)                                           648
                                                                    -----------
     Income from discontinued operations                                  1,732
                                                                    -----------

     NET LOSS                                                      $    (16,866)
                                                                   ============

Net loss per common share - Basic and Diluted
     Continuing operations                                         $       (.67)
     Discontinued operations                                                .06
                                                                   ------------
              Net loss                                             $       (.61)
                                                                   =============
                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands)


Operating Activities

Net loss                                                           $    (16,866)
Adjustments to reconcile loss to net cash provided by
    operating activities
     Discontinued operations                                             (1,732)
     Depreciation and amortization                                       12,950
     Goodwill impairments                                                13,624
     Gain on sale of assets                                                (658)
     Deferred taxes                                                         602
     Minority interest                                                    1,968
     Other                                                                 (142)
Changes in operating assets and liabilities
     Accounts receivable                                                 (3,029)
     Inventories                                                            915
     Prepaid expenses and other                                           1,138
     Accounts payable and accrued expenses                               (7,509)
     Pre-petition liabilities subject to compromise                       5,924
     Post-petition liabilities of Parent                                  2,503
     Other                                                                 (757)
                                                                   -------------
Net cash provided by operating activities                                 8,931
                                                                   ------------

Investing Activities
     Capital expenditures                                                (8,489)
     Proceeds from sale of assets and subsidiary                          7,049
                                                                   -------------
 Net cash used in investing activities                                   (1,440)
                                                                   -------------

Financing Activities
     Revolving credit facilities, net                                     1,491
     Payment of long-term debt, net                                      (4,907)
     Dividend to minority shareholder                                      (377)
                                                                   ------------
 Net cash used in financing activities                                   (3,793)
                                                                   ------------

Effect of foreign currency exchange rate changes on cash
   and cash equivalents                                                     (30)
Increase in cash and cash equivalents                                     3,668
Cash and cash equivalents - beginning of year                             4,610
                                                                   ------------
Cash and cash equivalents - end of year                            $      8,278
                                                                   ============

Supplemental  disclosures of cash flow information
     Taxes                                                         $      4,800
     Interest                                                             5,700
     Reorganization items                                                 1,900

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands)

                                                                                            Accumulated
                                                                                               Other
                  Preferred                      Compre-                Unearned              Compre-
                    Stock    Common    Capital   hensive    Retained     Compen-  Treasury    hensive     Total
                  Series B    Stock    Surplus     Loss      Deficit     Sation    Stock        Loss     Deficit
                  --------    -----    -------     ----      -------     ------    -----        ----     -------
Balance -
January 1, 2000      $24      $278    $82,525               $(175,017)    $(374)  $(1,285)   $(31,361)   $(125,210)

Amortization
  of Unearned
  Compensation                                                              374                                374

Net loss                                         (16,866)     (16,866)                                     (16,866)

Other

  Comprehensive
  Loss:

Minimum
  Pension
  Liability                                       (1,333)                                      (1,333)      (1,333)

Currency
  Translation
  Adjustments                                     (5,585)                                     (5,585)       (5,585)
                                                  ------
  Total
  Comprehensive                                  (23,784)
                                                 ========
  Loss

Balance
  December 31,
   2000              $24      $278    $82,525               $(191,883)   $   -    $(1,285)   $(38,279)   $(148,620)
                     ===      ====    =======                =========    =======  =======    ========    =========

                 See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands)

NOTE  A - Basis Of Presentation And Summary Of Significant Accounting Policies


GENERAL

     American Banknote Corporation is a holding company. Through its subsidiaries in the United States, Brazil, Australia, New Zealand, France, and Argentina, it operates regionally in a single industry along one or more of three principal product lines: Transaction Cards and Systems; Printing Services and Document Management; and Security Printing Solutions. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

     The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), its domestic operating subsidiary, American Bank Note Company Grafica e Servicos Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), an Australian company with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

     The Parent was incorporated in 1993 in Delaware as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation.

     On December 18, 1999, the Parent (but not any of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). Each of the Parent's subsidiaries have, since that date, continued to operate in the normal course of business, and each is capable of meeting its debts as and when due.

     In November 2000, the Bankruptcy Court confirmed the Parent's plan in the Chapter 11 Proceeding. The plan of reorganization (the "Chapter 11 Plan") has not yet been consummated.


PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. All significant intercompany items have been eliminated. "Investment in non-consolidated subsidiaries" represents ABNB's and LM's respective fifty percent equity interests in separate but similar smart card joint ventures in Brazil and Australia. These joint ventures are recorded under the equity method of accounting.


USE OF ESTIMATES

     The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results may differ from those estimates.


COMPREHENSIVE INCOME

     The Company applies FASB Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statement of income of transaction gains and losses is insignificant in 2000.


CONCENTRATION OF BUSINESS AND CREDIT RISK

     The Company extends credit to its customers, principally on a net 30 to 45 day basis depending upon the subsidiaries' policies in effect where the Company conducts business. In some instances the Company may require collateral based on evaluations of customers' financial condition and credit history. The Company's allowance for doubtful accounts is based upon expected collectibility of its trade accounts receivables.

     The Company derives a significant amount of its revenues, operating income and cash flows from security printing sales of such products as bank checks, stock and bond certificates and USDA food coupons. The continued trend toward electronic commerce, electronic payment systems and benefits may result in lower sales, operating income and cash flow from these product lines. The risk of reduced sales may be further impacted by the Securities and Exchange Commission's order dated July 26, 2001 granting approval to the New York Stock Exchange, (the "NYSE") to change its listing requirement rules with respect to the physical format for stock and bond certificates. If adopted by the NYSE, the use of intaglio printing or the inclusion of a vignette on the certificate's face would no longer be required.

     The Company's dependency upon any one supplier for raw materials and consumables used in its businesses is dependent primarily upon the type of product and the region where the Company conducts business. With respect to certain product lines such as transaction cards, certain raw materials, such as specific chemicals or plastics for card manufacturing and consumables for card personalization, are available from either one or a limited number of suppliers. In addition, some of these materials may contain certain petroleum or precious metal based by-products that may cause periods of price volatility. There can be no assurance that significant price increases in raw materials and consumables can be passed on either in whole or in part to the Company's customers. As a result, any significant price increase may have a material adverse effect on the results of operations, financial position and cash flow of the Company.

     Certain geographic areas in which the Company operates subjects it to fluctuations in operating performance based upon fiscal restraints imposed by foreign governments and foreign currency fluctuations.

CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity date of three months or less, when purchased, are considered to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

DEPRECIATION AND AMORTIZATION

     Property, plant and equipment is recorded at cost and depreciated by the straight-line method over the assets estimated useful lives of 3 to 20 years. Amortization of leasehold improvements is computed by the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter.

INTANGIBLE ASSETS

     Patents and other intangibles are amortized over their useful lives. Goodwill is amortized over periods ranging from 20 to 30 years using the straight-line method. In accordance with Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company will implement fresh start reporting and will reevaluate the fair market value of its assets and liabilities at such time as the Plan is consummated.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of revolving credit facilities approximates the fair value since these debt instruments have variable interest rates similar to those that are currently available to the Company.

LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that a recorded asset might not be recoverable by taking into consideration such factors as recent operating results, projected undiscounted cash flows and plans for future operations. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

REVENUE RECOGNITION

     Revenue is recognized when goods are shipped and title has passed. In some instances, at the customer's request, arrangements are made to provide on-site secure storage at the Company's premises. The Company treats this service as a component of a multiple element arrangement and revenue is allocated among the elements based on their respective fair values. The amount allocated to storage revenue is recognized over the expected storage period.

     In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition. The Company has adopted SAB No. 101 effective for the fourth quarter of 2000 and it has not had a material impact on the Company's consolidated financial position or results of operations, nor did it result in the Company reporting a change in accounting principles from its application.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands)

INCOME TAXES

     The Parent accounts for income taxes under the liability method, which requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Parent's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than changes in the tax law or rates.


EARNINGS PER SHARE COMPUTATIONS

     Amounts used in the calculation of basic and diluted per share amounts follow:

     Numerator for loss from continuing operations                   $ (18,598)
                                                                     =========
     Numerator for income from discontinued operations               $   1,732
                                                                     =========

     Denominator for per share computations
     Weighted average number of shares outstanding (in thousands):
     Common Stock                                                       25,089
     Series B Preferred Stock                                            2,405
                                                                     ---------
     Denominator for per share computations                             27,494
                                                                     =========

     The Series B Preferred Stock has all the rights and privileges of the Parent's Common Stock with the exception of voting rights. As a result, these shares are included in the denominator for computing basic and diluted per share amounts. The denominator for computing diluted income per share excludes stock options to purchase approximately 2.3 million shares of Common Stock, as the exercise prices of such options were greater than the market price of the common shares.

SEGMENT INFORMATION

     The Company applies FASB Statement No. 31, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. FAS No. 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133", and will now be effective for fiscal years beginning after June 15, 2000. SFAS 133 will therefore be effective for the Company in the year 2001. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133 and is to be adopted concurrently with SFAS
133. The new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.


NOTE B - Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Significant losses in prior years have been incurred, including $16.9 million for the year ended December 31, 2000 and current liabilities including pre-petition liabilities subject to compromise, exceed current assets by $181.7 million at December 31, 2000.

     The Parent is a holding company and has no significant assets or operations. Accordingly, its ability to service its debt depends upon the future performance of its subsidiaries, which are subject to prevailing economic and competitive conditions and to other factors, which may affect their ability to distribute available cash to the Parent for debt service and operations. The Company derives a significant amount of its revenues, operating income and cash flows from ABNB. During the first half of 2001, the Real, the Brazilian currency, has experienced a significant decline against the U.S. Dollar. This has adversely affected the Parent's ability to receive dividends from ABNB. Moreover, during 2001, Brazil has experienced a serious energy crisis, resulting in mandatory reductions in energy consumption. The effect of this crisis on ABNB has yet to be determined. ABN has also supplied a substantial portion of the Company's operating capital in prior years. With respect to ABN, its operating income for the first six months of 2001 is down by approximately 50% as compared to the same period in the prior year. Management cannot predict whether and to what extent these matters will affect the Parent prospectively. At December 31, 2000, under the restrictive subsidiary debt covenants of LM, approximately $2.8 million of net assets attributable to LM were not available to the Parent for dividends.

     The Parent, currently in a Chapter 11 Proceeding, on November 3, 2000 confirmed its Plan of Reorganization with the bankruptcy court. That Plan has not yet been consummated. Upon consummation of the Plan, and subject to proposed modifications to that Plan (see Note R), management believes that the Parent will be able to continue as a going concern. The Plan includes a substantial reduction in the Parent's total indebtedness, and a substantial reduction in cash interest payments due thereon. As a consequence, management believes that upon consummation of the Plan, assuming it is modified as proposed, that the Parent will have sufficient liquidity to pay its debt and other obligations in the normal course of its business.


NOTE C - Inventories

    Finished goods                                                    $   1,257
    Work-in-process (net of allowance of $2,037)                          8,562
    Raw material and supplies                                            11,232
                                                                      ---------
                                                                      $  21,051
                                                                      =========

NOTE D - Accounts Payable and Accrued Expenses of Subsidiaries

    Accounts payable - trade                                          $  16,591
    Accrued expenses                                                      7,627
    Salaries and wages                                                    7,879
    Customers' advances                                                   1,725
    Lease obligations                                                     2,011
    Accrued interest                                                        641
    Dividend payable to minority interest owner                             649
    Other                                                                 3,178
                                                                      ---------
                                                                      $  40,301
                                                                      =========

NOTE E - Other Long Term Liabilities of Subsidiaries

    Post-retirement benefit obligations                               $   6,621
    Provision for tax assessments                                         3,587
    Lease obligations                                                     3,548
    Other long-term employee benefits                                     2,129
    Other                                                                 1,819
                                                                      ---------
                                                                      $  17,704
                                                                      =========

NOTE F - Interest And Other, Net

    Gain on asset sales                                               $    (915)
    Other fees and expenses                                                 164
                                                                      ---------
                                                                      $    (751)
                                                                      =========


NOTE G - Goodwill Impairments

     The realizability of goodwill is evaluated periodically to determine the recoverability of carrying amounts. During the fourth quarter of 2000, the Company determined that certain goodwill at its Argentine ($9.5 million) and Australian ($4.1 million) subsidiaries was impaired and provided for an aggregate impairment charge of $13.6 million. The evaluation was based on various analyses including cash flow and profitability projections and addresses the impact on existing Company business. The evaluation involves significant management judgment.


NOTE H - Reorganization Costs

     Reorganization costs represent administrative expenses incurred under the Chapter 11 Plan and consist of the following:

    Legal                                                           $   2,246
    Trustee fees                                                           20
    Printing and mailing                                                  131
    Information agent                                                     343
                                                                    ---------
                                                                    $   2,740
                                                                    =========

NOTE I - Comprehensive Loss

     The accumulated comprehensive loss as of December 31, 2000 consists of:

     Minimum pension liability                                      $  (1,333)
     Cumulative currency translation adjustments                      (36,946)
                                                                    ---------
     Total accumulated comprehensive loss                           $ (38,279)
                                                                    =========

     No tax benefits were recorded as realization of future tax benefits are not assured, due to the Parent's and domestic subsidiaries' earnings history.


NOTE J - Income Taxes

     The Parent files a U.S. consolidated federal income tax return, which includes its domestic subsidiaries.

     Deferred income taxes arise from differences between the tax basis of assets and liabilities, and their reported amounts in the balance sheet.

     Taxes on income for the year ended December 31, 2000 is as follows:

         Current
              Foreign                                            $   4,836
              State and local                                          110
                                                                 ---------
                                                                     4,946
         Deferred
              Foreign                                                  240
                                                                 ---------
                                                                 $   5,186
                                                                 =========


     A reconciliation of taxes on income (benefit) using the US federal income tax statutory rate of 35% to the Company's effective tax rate is as follows:

    Statutory tax (benefit) at U.S. rate                          $  (4,007)
    Difference between federal and foreign statutory rates             (104)
    Non-deductible goodwill, including impairment                     6,143
    Brazil dividend deduction                                        (1,249)
    US tax on foreign deemed dividends                                  993
    US tax on Brazil unrepatriated earnings                           2,373
    Foreign withholding taxes, net of federal benefit                  (454)
    State and local income taxes, net of federal benefit                (72)
    Other non-deductible expenses                                       525
    Change in valuation allowance                                     1,038
                                                                  ---------
                                                                  $   5,186
                                                                  =========

     At December 31, 2000, the Company's U.S. domestic consolidated net operating loss carryforwards were approximately $63.7 million, which are scheduled to expire as follows: $0.2 million, $23.7 million, $37.0 million, and $2.8 million in 2011, 2012, 2014 and 2015 respectively.

     Tax effects of items comprising the Company's deferred income tax assets and liabilities are as follows:

     Current deferred tax assets
     Inventory obsolescence                                         $     648
     Uniform capitalization of inventory                                  215
     Bad debt provision                                                   278
     Lease obligations                                                    666
     Pension and post retirement benefit obligations                      424
     Vacation, severance and deferred pay provisions                      527
     Litigation and other contingent provisions                         1,276
     Other                                                                606
     Valuation allowance                                               (2,772)
                                                                    ---------
     Total current deferred tax assets                                  1,868
                                                                    ---------

     Non-current deferred tax assets
     Pension and post retirement benefit obligations                    4,234
     Lease obligations                                                    583
     Difference between book and tax basis of fixed assets             (1,970)
     Brazil subsidiary earnings not permanently reinvested             (7,316)
     Tax benefit of operating loss carryforwards                       25,149
     Litigation and other contingent provisions                         1,482
     Other                                                              2,544
     Valuation allowance                                              (20,365)
                                                                    ---------
     Total non-current deferred tax assets                              4,341
                                                                    ---------

     Non-current deferred tax liabilities
     Difference between book and tax basis of fixed assets             (4,077)
                                                                    ---------

     Net deferred tax asset                                         $   2,132
                                                                    =========

     At December 31, 2000, the unrepatriated earnings of CPS is approximately $1.9 million and is considered permanently invested overseas, therefore no provision for federal and state taxes has been provided on these earnings. LM does not have any positive earnings and profits. The Parent has recorded a deferred tax liability of approximately $7.3 million to record the tax effect on ABNB's unrepatriated earnings.

     At December 31, 2000, the Company provided a valuation allowance related to its U.S. net operating losses and other U.S. deferred tax assets due to uncertainty as to the realization of U.S. taxable income in the future.

     Deferred tax assets and liabilities are netted where applicable based upon the individual tax jurisdiction in which each of the Company's subsidiaries has operations.

     The Parent is presently evaluating the federal tax consequences of its Chapter 11 Plan as it relates to the IRS rules regarding the cancellation of indebtedness income. As of this date, the Parent has not yet determined the effects of these consequences including the effects of discharged indebtedness as it may be applied to tax attributes, including but not limited to, net operating losses or tax basis of certain property.

     Certain foreign subsidiaries have on-going audits with foreign tax authorities in connection with income and other tax matters considered in the ordinary course of business. Whenever amounts could be quantified an anticipated liability was accrued.

     During 1997, ABNB received assessments from the Brazilian tax authorities for approximately $16.5 million relating to taxes other than income taxes. In 2000, ABNB received a favorable court decision on a similar assessment resulting in no liability. Based upon the opinion of management's local counsel, the Company believes that there will be a similar outcome for these assessments or an alternate result which will not have a material impact on the Company's consolidated financial position or results of operations. As a result, the Company has not made any provision for the assessment.

     The Parent has reserved approximately $3.4 million, including interest, for potential adjustments that may result from audits by state and local taxing authorities. Management believes and it was confirmed by the state auditor that the statute of limitations permitting the assessment of certain of these taxes has expired in 2001. This will result in the reversal of approximately $1.8 million of this reserve in the third quarter of 2001.

NOTE K - Revolving Credit Facilities Of Subsidiaries

     Revolving credit facilities of subsidiaries consists of the following (in thousands):

         ABN (a)                                               $     857
         LM (b)                                                    1,194
         CPS (c)                                                     370
         Transtex (d)                                                604
                                                               ---------
                                                               $   3,025
                                                               =========

     (a) In 1999, ABN entered into a three-year asset based revolving credit facility, which matures on July 7, 2002. Borrowings under the credit facility bear interest at prime plus 1% and are secured by eligible accounts receivable and inventory. At December 31, 2000, ABN had approximately $1.7 million of availability under the credit facility before reductions of $0.6 million of outstanding letters of credit and $0.9 million of borrowings.

     (b) LM currently has a working capital facility of $3.0 million with a local bank, which consists of a line of credit of $2.6 million and $0.4 million for bank guarantees and letters of credit. The facility is fully collateralized by letters of credit issued by LM's long-term banking syndicate (See Note H - "Long term debt of subsidiaries"). The facility is renewable on a quarterly basis and bears interest at the bank's benchmark rate of 9.95% per year. At December 31, 2000, LM had approximately $1.4 million of availability under this facility after borrowings of $1.2 million and outstanding letters of credit of $0.4 million. The facility is scheduled to expire on August 31, 2001 and LM's local bank has indicated that the facility will be renewed.

     (c) CPS has available $1.4 million of working capital facilities with three local banks secured by accounts receivable of approximately $0.5 million, and bears interest at an average annual rate of 6.7%.

     (d) Transtex has available short-term factoring arrangements with several local banks primarily secured by specific accounts receivable. Borrowings bear interest at a weighted average rate of approximately 14.5% per year.


NOTE L - Long-Term Debt of Subsidiaries

     Long-term debt of subsidiaries consists of the following:

         LM non-recourse debt (a)                                  $  43,297
         ABNB financing (b)                                            1,940
         ABN mortgages (c)                                               871
         Other                                                           195
                                                                   ---------
         Total debt                                                   46,303
         Less current portion                                         (1,791)
                                                                   ---------
                                                                   $  44,512
                                                                   =========

     (a) The terms under the LM Amended and Restated Credit Agreement dated March 31, 2000, (the "LM facility") includes a revolving credit facility of approximately $43.3 million and a $4.0 million letter of credit facility, $3.0 million of which represents LM's short term credit facility. Substantially all of LM's assets and those of its subsidiaries secure the LM facility. Under the facility, dividend payments to the parent are restricted. On June 26, 2001, the facility was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its current interest rate on the borrowings. A $1.1 million principal repayment is due on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the elimination of a 5% fee originally granted in 2000, LM's banking syndicate will receive approximately ten percent (10%) of LM's equity, which will vest over a period of time. As a condition to the amendment, the Company made a capital contribution of $1.2 million to the subsidiary in June 2001.

     (b) The ABNB facility of $1.9 million primarily relates to borrowings for equipment purchases, of which $0.8 million are secured by equipment. The remaining balance of $1.1 million is unsecured. The weighted average interest rates on these borrowings is approximately 9%, with rates varying from approximately 5.4% on U.S. dollar denominated debt to 16% on Real denominated debt.

     (c) The mortgages are secured by property with a net book value of approximately $1.4 million and mature in 2001 and 2012. The weighted average interest rate is approximately 8.6%. Principal payments of approximately $0.1 million are required over each of the next three years, with the balance payable thereafter.

     Principal maturities of long-term debt of subsidiaries are as follows:

         2001                                                   $     1.8
         2002                                                         0.6
         2003                                                         1.2
         2004                                                        42.3
         2005                                                         0.1
         Thereafter                                                   0.3
                                                                ---------
                                                                $    46.3
                                                                =========


NOTE M - Prepetition Liabilities Subject To Compromise

     Parent company debt obligations subject to compromise consists of the following:

                                                                             Total
                                                          Carrying         Accrued           Carrying
                                                            Value          Interest            Value

  10 3/8% Senior Secured Notes (a)                       $  56,500         $  9,825         $  66,325
  11 1/4% Senior Subordinated Notes, (b)                    95,000           11,219           106,219
  11 5/8% Senior Unsecured Notes,
       net of unamortizied discount of $44 (c)               7,958            1,937             9,895
  Zero coupon convertible subordinated debentures (d)        3,693               -              3,693
                                                         ---------         --------         ---------
                                                         $ 163,151         $ 22,981         $ 186,132
                                                         =========         ========         =========

     The existing terms of the above debt along with the proposed treatment under the confirmed but not yet consummated Chapter 11 Plan are as follows:

(a)  10-3/8% Senior Secured Notes, due June 1, 2002 (the "Senior Secured Notes")

     EXISTING TERMS The Senior Secured Notes are redeemable at the option of the Parent, in whole or in part, at stated redemption prices. The Senior Secured Notes represent the senior indebtedness of the Parent and rank equally in right of payment, on a PARI PASSU basis, with all existing and future senior indebtedness of the Parent. The notes are secured by a pledge of all the issued and outstanding shares of capital stock of ABN and Transtex, and by 65% of the shares of ABNB. ABN and the 77.5% interest in ABNB constitute a substantial portion of the assets of the Parent.

     UNDER THE CHAPTER 11 PLAN. Holders of the Senior Secured Notes will have their claims reinstated subject to certain modifications, including but not limited to: (1) the Parent will at its sole option have the right to make interest payments in kind ("PIK Notes") in the form of additional Senior Notes for any interest payments that became or has become due on or prior to June 1, 2002; (2) a one-year extension of the maturity date will be granted to June 1, 2003; (3) amendments to the note indenture will be granted to provide greater flexibility, as defined. In consideration of these modifications, the holders of the Senior Secured Notes will receive a $1.1 million increase in the notes equal to 2% of the outstanding principal amount. This increase will be paid in the form of additional PIK Notes. The Parent did not make the semi-annual interest payments due on December 1, 1999, June 1, 2000 and December 1, 2000. As of December 31, 2000, approximately $9.8 million in accrued and default interest outstanding will upon Plan consummation be added as PIK Notes to the outstanding principal amount.

     Management is contemplating a plan of modification whereby the Parent would have the right, upon the payment of a consent fee to the holders of the Senior Secured Notes, to extend the maturity date of such Notes.

(B) 11-1/4% Senior Subordinated Notes, due December 1, 2007 (the "Senior Subordinated Notes")

     EXISTING TERMS. The Senior Subordinated Notes are recorded at their total carrying value of $106.2 million, which includes accrued interest to December 8, 1999, which is the date the holders of the Senior Subordinated Notes consented to exchange their debt for equity in the reorganized Parent. Under the original terms, the Parent had the right at its option to redeem in whole or in part the Senior Subordinated Notes, on and after December 1, 2002, at stated redemption prices with accrued interest. In addition, up to 35% of the original principal amount issued may be redeemed from the proceeds of equity offerings, as defined, at stated redemption prices with accrued interest. Furthermore, upon a change of control, as defined, the Parent is required to offer to redeem the Senior Subordinated Notes for 101% of the principal amount thereof. The Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Parent and rank PARI PASSU in right of payment with any future senior subordinated indebtedness of the Parent and will rank senior to all subordinated indebtedness, as defined, of the Parent. The Senior Subordinated Notes have been guaranteed jointly and severally on a senior subordinated basis on the issue date, by all of the Parent's direct and indirect domestic operating subsidiaries (the "Guarantors"). The guarantees are general unsecured senior subordinated obligations of the Guarantors.

     UNDER THE CHAPTER 11 PLAN. Holders of the Senior Subordinated Notes shall receive, in full satisfaction, settlement, release, discharge of and in exchange for these notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent, subject to dilution.

(C) 11-5/8% Senior Unsecured Notes, due August 1, 2002 (the "Senior Unsecured Notes")

     EXISTING TERMS. The indenture for the Senior Unsecured Notes was amended pursuant to a Consent Solicitation which, among other things, eliminated substantially all of the restrictive covenants contained therein.

     UNDER THE CHAPTER 11 PLAN. Holders of the Senior Unsecured Notes will be reinstated with the payment of all accrued but unpaid interest due up to the last interest payment date. The total amount of unpaid interest due at December 31, 2000 is approximately $1.9 million. The principal amount will be due and payable on August 1, 2002.

     Management is contemplating a modification to the Chapter 11 Plan that would extend the maturity date of the Senior Unsecured Notes and give the Parent the right to defer interest payments if, in the reasonable judgment of management, sufficient cash is not available to pay such interest because the funds are required for other working capital needs of the Company.

(D)  Zero coupon convertible subordinated debentures

     EXISTING TERMS. The Zero coupon convertible subordinated debentures were sold in separate private placements of $5 million each on July 24, 1997 and November 25, 1997, with imputed interest rates of 6% and 5%, respectively (the "Zero Debentures"). In connection with the Plan, the Zero Debentures were treated as pre-petition liabilities subject to compromise. The Zero Debentures were subordinated to all existing or future bank, institutional, financial transaction or acquisition indebtedness. At their issuances, the initial conversion prices of the Zero Debentures were in excess of the market price of the Parent's Common Stock and subsequent conversion prices were based on an average market price. Outstanding Zero Debentures at maturity were to automatically be converted into Common Stock, resulting in their treatment as a component of stockholders' equity for financial reporting purposes. The Zero Debenture maturity dates were August 2, 2002 and November 25, 2002 for the July 24, 1997 and November 25, 1997 issuances respectively.

     UNDER THE CHAPTER 11 PLAN. Under the Plan, warrants issued in connection with the Zero Debentures will be cancelled on the distribution date and holders of the Zero Debentures shall receive, in full satisfaction, settlement, release, discharge of and in exchange for all amounts payable, 221,573 shares of New Common Stock, representing approximately 1.9% of the initial shares of New Common Stock of the reorganized Parent, subject to dilution.

     The Company's financing agreements contain covenants concerning interest coverage ratios, EBITDA, sales of assets, sale and leaseback transactions, liens, transactions with affiliates, indebtedness, capital expenditures, mergers and acquisitions, restrictions concerning payment of cash dividends, redemptions of capital stock and provide for certain limitations on distributions from subsidiaries among other matters.

     Primarily as a result of the Parent's Chapter 11 Plan, the Parent is unable to determine the fair market value of the Parent's Senior Secured Notes, the Senior Subordinated Notes, the Senior Unsecured Notes and the Convertible Subordinated Notes due to the limited trading of these securities.

     Other liabilities subject to compromise are as follows:

         Executive supplemental retirement provision               $   5,027
         Provision for potential tax assessments                       3,194
         Pre-petition accrued expenses                                 2,829
         Bank of Lithuania settlement                                  2,200
         Pre-petition employee benefits                                1,219
         Pre-petition unsecured trade creditors                        1,140
         Contract Settlement                                           1,034
         Unsurrendered preferred stock                                   432
                                                                   ---------
         Total other liabilities subject to compromise             $  17,075
                                                                   =========


NOTE N - Capital Stock

     The rights of the various securities discussed herein will be materially modified pursuant to the plan of reorganization.

     The Parent is authorized to issue 5,000,000 shares of Preferred Stock, with such terms as the Board of Directors may determine. Preferred stock totaling 2,500,000 shares, was designated as Series B Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock is generally non-voting and otherwise is substantially similar to the Common Stock. The Series B Preferred Stock is convertible into Common Stock on a share for share basis at the option of the Series B Preferred Stock stockholder, or the Parent. Under the terms of the Chapter 11 Plan, holders of the Series B Preferred Stock shall receive, in full satisfaction, settlement, release, discharge of and in exchange for their existing shares, 51,015 shares of New Common Stock, representing approximately 0.4%, respectively, of the initial shares of New Common Stock of the reorganized Parent, subject to dilution.

     The Board of Directors, in 1994, adopted a Preferred Stock Purchase Rights Plan pursuant to which it declared a dividend of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of Common Stock on March 24, 1994. Under the Plan, the Rights will be cancelled on the distribution date.

     The Parent is presently authorized to issue up to 50,000,000 shares of existing Common Stock, ("Common Stock"). However, under the Plan these shares will be replaced and the Parent will be authorized to issue 20,000,000 shares of new common stock ("New Common Stock"). Holders of the Common Stock shall receive, in full satisfaction, settlement, release, discharge of and in exchange for their existing shares, 498,223 shares of New Common Stock, representing approximately 4.2% of the initial shares of New Common Stock of the reorganized Parent, subject to dilution.

     Warrants issued to operating management in prior years expired during 2000.

     At December 31, 2000, pursuant to the Plan, no shares of New Common Stock will be reserved for conversion of pre-petition stock-based compensation plans, stock options or warrants.

     The Chapter 11 Plan provided for creditors of and investors in the Parent to initially receive shares of New Common Stock in exchange for their claims. Additional shares may be issued upon exercise of New Warrants and Management Incentive Options. Shares are expected to be distributed as follows under the
Plan:

ALLOWED CLAIM                                   PRIMARY SHARES                 FULLY DILUTED BASIS(2)
--------------------------------          ------------------------      ----------------------------------
                                                                         Options
                                              Shares                       and
                                               to be      Ownership     Warrants       Total     Ownership
                                              Issued          %          Issued       Shares         %
                                              ------          -          ------       ------         -

11 1/4 Senior Subordinated Note Claims   10,621,928       89.81%                   10,621,928    76.79%
Convertible Subordinated Noteholders        221,573        1.87%                      221,573     1.60%
Unsurrendered Preferred Stock Claims         43,245        0.37%                       43,245     0.31%
Preferred Stock Claims                       51,015(3)     0.43%         51,137(4)    102,152     0.74%
Common Stock Claims                         498,223(3)     4.21%        499,413(4)    997,636     7.21%
Securities Claims                           366,159(3)     3.10%        248,992(4)    615,151     4.45%
ABH Settlement Claim                         25,000(1)     0.21%              -        25,000     0.18%
Consultant Options (5)                            -        0.00%         88,531        88,531     0.64%
Management Incentive  Options (6)                 -        0.00%      1,117,700     1,117,700     8.08%
                                         ----------     --------      ---------     ---------   -------
Totals                                   11,827,143      100.00%      2,005,773    13,832,916   100.00%
                                         ==========     ========      =========    ==========   =======


     (1) Part of the overall settlement between the Parent and ABH. See "Note R Commitments and Contingencies - Legal and Other Proceedings" for further information.

     (2) Fully diluted basis takes into consideration the potential shares to be issued resulting from the exercise of the Equity Warrants, Equity Options, Management Incentive Options and Consultant Options under the Chapter 11 Plan.

     (3) Primary shares represents the allocation of New Common Stock totaling 915,396 shares issued from the Equity Reserve under the Chapter 11 Plan.

     (4) Equity Options and Warrants represent 622,481 Equity Warrants and 177,061 Equity Options totaling 799,542 of potential common stock equivalents under the Chapter 11 Plan. The Equity Warrants will be issued as 311,241 New Series 1 Warrants with a strike price of $10.00, and 311,240 New Series 2 Warrants with a strike price of $12.00 per share. The Equity Warrants will vest immediately upon issuance and have a five-year term from the Consummation Date. 177,061 Equity Options to purchase New Common Stock will be issued that are exercisable at $2.50 per share dependent upon average trading prices for the New Common Stock. Fifty percent of the Equity Options are exercisable at such time as the New Common Stock trades at an average of $5.00 over twenty consecutive days, and the remaining fifty percent is exercisable at such time as the New Common Stock trades at an average price of $7.50 over twenty trading days.

     (5) Consultant Options will be issued to Morris Weissman to purchase up to 88,531 shares of New Common Stock or 0.64% on a fully diluted basis at an exercise price of $2.50 per share and shall expire on the tenth anniversary of the effective date of the Plan.

     (6) Under the Plan, the Company has been authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Consummation Date, pursuant to the Company's Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options would permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the compensation committee upon issuance, the options will be scheduled to expire on the earlier of
          (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability, or retirement or (iv) termination of employment for cause. Initial grants will be determined after the date of distribution (the "Distribution Date") by the compensation committee of the Board of Directors of the reorganized Parent.


NOTE O - Stock-Based Compensation Plans

     The Parent had four stock-based compensation plans for employees, executives and directors. The plans will be cancelled in connection with the Chapter 11 Plan. During 2000, approximately $0.4 million of deferred compensation cost related to several of the plans was charged to operations.

     The directors' plan provided that directors could elect to defer receiving directors' fees until after their service on the board ceased. At that time, the deferred fees were payable in cash plus interest, or in shares of common stock issuable by converting the amounts deferred into common stock based on the market price in the year following the deferral. As a result of the plan's cancellation, all amounts are payable in cash in accordance with the terms of the plan. Amounts payable at December 31, 2000 to participating directors total approximately $100,000. Had compensation cost for the Parent's stock option plans been determined consistent with the provisions of SFAS 123 "Accounting for Stock-Based Compensation," net loss per common share - basic and diluted would have been unchanged for the year ended December 31, 2000.


NOTE P - Employee Benefits Plans


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE PLANS.

     ABN has a trusteed noncontributory defined benefit pension plan. Benefits under the plan, which was frozen in 1992, were based on years of service and average final compensation. The funding policy is to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. As of December 31, 2000 the plan is fully funded. ABN recently filed a determination letter with the IRS for the purpose of filing a subsequent plan termination. It is anticipated that any excess funding that may be available upon the plan termination will be returned to ABN.

     The Parent has a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are based on years of service and average final compensation, based upon years of service, as defined. The plan is unfunded and benefits will be paid from the assets of the Parent.

     LM has a plan, which includes a defined contribution section and a defined benefit section. The defined contribution section is funded on a current basis whereas the defined benefit section is funded in accordance with actuarial recommendations. Retirement benefits provided under the LM defined contribution section and charged to operations totaled $1.4 million for the year ended December 31, 2000.

     ABN also provides certain postretirement health care and life insurance benefits for certain eligible retired employees and their eligible dependents. Both the health-care and life insurance benefits are contributory. ABN's employees may become eligible for these benefits if they reach normal retirement age, with certain service requirements. ABN does not currently fund these benefit arrangements and has the right to amend or terminate these benefits at any time.

     Certain information as of December 31, 2000 follows (in thousands):

                                                                                                   ABN
                                                       ABN                            LM           Post-
                                                     Pension                        Pension      Retirement
                                                      Plan           Serp            Plan         Benefits
                                                     -------         -----          -------      -----------

Change in benefit obligation:
     Benefit obligation at December 31, 1999       $  8,786      $    2,486      $   1,492       $  6,571
     Cost of benefits earned (service cost)               -              75            104             66
     Interest cost on benefit obligation                684             201            119            463
     Plan participants' contributions                     -               -              -            101
     Benefits paid                                     (572)           (221)          (252)          (617)
     Curtailment                                          -               -              -           (639)
     Actuarial (gain) or loss                           561           2,674             26            485
                                                   --------      ----------      ---------       --------
     Benefit Obligation at December 31, 2000       $  9,459      $    5,215      $   1,489       $  6,430
                                                   ========      ==========      =========       ========

Change in plan assets:
     Fair value of plan assets
       at December 31, 1999                        $ 13,176                      $   1,614
     Actual return on plan assets                     1,563                            166
     Company contribution                                 -                            263
     Benefits paid                                     (572)                          (252)
     Administrative expenses                           (136)                           (92)
                                                   --------                      ----------
     Fair value of plan assets
       at December 31, 2000                        $ 14,031                      $   1,699
                                                   ========                      =========

Funded status at December 31, 2000 (unfunded)      $  4,572      $   (5,215)     $     210       $ (6,430)
Unrecognized prior service cost                           -           1,354              -              -
Unrecognized net actuarial (gain) loss               (4,363)          1,521            (68)          (691)
                                                   --------      ----------      ----------      --------
Prepaid/(accrued) benefit cost at Dec. 31, 2000    $    209      $   (2,340)     $     142       $ (7,121)
                                                   ========      ==========      =========       ========

Components of expense:
     Cost of benefits earned                       $     65      $       75      $     181       $     66
     Interest cost on benefit obligation                684             201            119            463
     Expected return on plan assets                  (1,095)              -           (142)             -
     Amortization of prior service cost                   -             117              -           (192)
     Recognized actuarial (gain) loss                  (250)            (58)             -              -
     Amortization of transitional (asset) or
        obligation                                                                                    135
                                                   --------      ----------      ---------       --------
Net periodic benefit                               $   (596)     $      335      $     158       $    472
                                                   ========      ==========      =========       ========

     At December 31, 2000, the weighted average discount rate used for the ABN pension plan in determining the actuarial present value of the projected benefit obligation was 7.5% and the expected long-term rate of return on plan assets was 8.5%.

     At December 31, 2000, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the SERP was 7.5% and 6.0%, respectively.

     At December 31, 2000, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the LM defined benefit plan was 7.5% and 5.0%, respectively. The expected long-term rate of return on the LM plan assets was 8.0%.

     The weighted average discount rate used for the ABN postretirement benefits plan in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 2000. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, at January 1, 2000 was 8.5%, decreasing each successive year until it reaches 5.0% in 2007, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 7.5%. A one-percentage point decrease in the assumed healthcare cost trend rate for each year would decrease service cost plus interest on the accumulated postretirement benefit obligation by approximately 6.5%.

     Retirement benefits are also provided to eligible union and non-union employees, through defined contributions to an employee's retirement plan.


NOTE Q - Condensed Financial Information And Geographic Area Data

     The following subsidiaries are domiciled as follows: ABN - US; ABNB - Brazil; LM - Australia and New Zealand; CPS - France; and Transtex - Argentina.

     Government sales in each of the geographic locations where the company conducts business is principally dependent on successful competitive bids which are generally awarded on the basis of price but may also include other factors. Many of the Company's contracts are re-bid annually or on a multiple year basis. Government sales are generally subject to provisions allowing termination for the convenience of the government.

     In October 2000, the entire printing operations of the Company's former French subsidiary, the Sati Group ("Sati") were sold for $9.8 million. The transaction was accounted for as a discontinued operation. Proceeds were used in part to repay the subsidiary's indebtedness of $4.7 million. The Company realized a gain of $0.6 million on the sale. Income from discontinued operations of $1.1 million represents the net income of Sati up to the date of sale. The Company retained CPS, the card personalization subsidiary of Sati. Revenues from Sati through the date of sale were $23.4 million.

     Sales to ABNB's 22.5% minority owner in 2000 were 13.7% of consolidated sales.

     US export sales were less than 1% of consolidated sales in 2000.

     The following condensed consolidating financial information (amounts in millions) illustrates the composition of the subsidiaries and provides additional information, which is useful in assessing the financial composition of the subsidiaries. The Company accounts for investments in subsidiaries on the equity method. Intercompany investments and transactions are eliminated in consolidation.

                                                                CONDENSED BALANCE SHEETS
                                           --------------------------------------------------------------------
                                           PARENT      ABN     ABNB       LM        CPS   TRANSTEX     CONSOL.
                                           ------      ---     ----       --        ---   --------     ------
As of December 31, 2000                      (1)
  Cash and cash equivalents                 $ 4.1    $ 3.0     $ 0.6     $ 0.4    $ 0.2    $  -         $ 8.3
  Accounts receivable, net                    -        5.1      16.2       8.2      2.7       2.4        34.6
  Inventories                                 -        1.4      11.6       6.7      0.3       1.0        21.0
  Prepaid expenses and other                  0.2      1.6       2.4       0.8      0.6       0.9         5.4
  Investments in and receivables
      from subsidiaries, net                 55.1      -        (1.5)      0.8      0.2       -           -
  Property, plant and equipment, net          -        4.6      33.6       8.8      2.0       3.3        52.3
  Other assets                                3.3      3.6       5.3       5.9      0.1       -          14.8
  Goodwill                                      -        -      15.0      26.8      1.0       1.9        44.7
                                           ------   ------    ------    ------    -----     -----      ------
  Total assets                             $ 62.7   $ 19.3    $ 83.2    $ 58.4    $ 7.1     $ 9.5      $181.1
                                           ======   ======    ======    ======    =====     =====      ======

  Prepetition liabilities                  $203.2    $ -       $ -       $ -      $ -       $ -        $203.2
  Postpetition liabilities                    2.7      -         -         -        -         -           2.7
  Other current liabilities                   0.7      7.4      18.9      14.0      2.9       3.3        45.1
  Long-term debt                              -        0.8       0.2      43.5      -         -          44.5
  Other liabilities                           0.1      8.5       3.6       3.7      1.6       0.3        17.7
  Deferred income taxes                       4.6      -         4.1       -        -         -           4.1
  Minority interest                           -        -        12.4       -        -         -          12.4
  Equity (deficit)                         (148.6)     2.6      44.0      (2.8)     2.6       5.9      (148.6)
                                           ------     ----     -----     ------    ----       ---      ------
  Total liabilities and equity (deficit)   $ 62.7   $ 19.3    $ 83.2    $ 58.4    $ 7.1     $ 9.5      $181.1
                                           ======   ======    ======    ======    =====     =====      ======


                                                          CONDENSED STATEMENTS OF OPERATION
                                           --------------------------------------------------------------------
                                           PARENT      ABN     ABNB       LM        CPS   TRANSTEX     CONSOL.
                                           ------      ---     ----       --        ---   --------     ------
Year Ended December 31, 2000                 (1)
Continuing Operations
  Sales                                     $ 3.1   $ 34.4    $132.9    $ 69.8    $ 9.9     $ 9.8      $259.9
                                            -----   ------    ------    ------    -----     -----      ------
  Cost of goods                               2.8     17.0     103.3      53.6      8.3       6.7       191.7
  Selling and administrative                  8.0      7.2       9.7       8.5      0.9       1.9        36.2
  Goodwill impairments                        -        -         -         4.1      -         9.5        13.6
  Depreciation and amortization               0.1      0.8       5.8       3.8      0.4       1.2        12.1
                                             ----     ----      ----      ----     ----      ----       -----
  Total costs and expenses                   10.9     25.0     118.8      70.0      9.6      19.3       253.6
                                            -----    -----     -----     -----     ----     -----       -----
                                             (7.8)     9.4      14.1      (0.2)     0.3      (9.5)        6.3
  Interest expense                            8.3      0.5       1.2       5.2      0.3       0.3        15.8
  Other expenses (income), net               (0.2)    (0.6)      0.3      (0.2)     -        (0.1)       (0.8)
                                           ------    -----      ----     -----     ----     -----      ------
  Income (loss) before reorganization
      items and taxes                       (15.9)     9.5      12.6      (5.2)    (0.0)     (9.7)       (8.7)
  Reorganization items                        2.7      -         -         -        -         -           2.7
                                             ----     ----      ----      ----     ----      ----         ---
  Income (loss) before taxes and
      minority interest                     (18.6)     9.5      12.6      (5.2)    (0.0)     (9.7)      (11.4)
  Taxes                                       0.1      0.7       3.9       0.4      -         0.1         5.2
                                             ----     ----      ----     -----     ----       ---        ----
  Income (loss) before minority interests   (18.7)     8.8       8.7      (5.6)    (0.0)     (9.8)      (16.6)
  Minority interest                           -        -         2.0       -        -         -           2.0
                                             ----     ----      ----      ----     ----      ----        ----
  Income (loss) from continuing operation   (18.7)     8.8       6.7      (5.6)    (0.0)     (9.8)      (18.6)
Discontinued operations                        -        -         -         -       1.7       -           1.7
                                             ----     ----      ----      ----     ----      ----        ----
      Net income (loss)                    $(18.7)   $ 8.8     $ 6.7    $ (5.6)   $ 1.7    $ (9.8)    $ (16.9)
                                           =======   =====     =====    ======    =====    ======     =======


                                                             CONDENSED STATEMENTS OF CASH FLOWS
                                           --------------------------------------------------------------------
                                           PARENT      ABN     ABNB       LM        CPS   TRANSTEX     CONSOL.
                                           ------      ---     ----       --        ---   --------     ------
Year Ended December 31, 2000                 (1)
  Net cash - operating activities          $ (8.3)   $ 5.5    $ 10.7     $ 1.2   $ (1.4)    $ 1.3       $ 9.0
                                           ------    -----    ------     -----   ------     -----       -----
  Investing activities
    Proceeds from sale of assets              0.4      3.6       0.1       -        2.9       -           7.0
    Capital expenditures                      -       (0.6)     (3.9)     (2.1)    (1.0)     (0.9)       (8.5)
                                             ----    -----    ------    ------   ------    ------      ------
  Net cash - investing activities             0.4      3.0      (3.8)     (2.1)     1.9      (0.9)       (1.5)
                                           ------  -------   -------   -------  -------   -------     -------
  Financing activities
    Proceeds from borrowings                  -        0.9       -         0.1      0.5       -           1.5
    Borrowings (repayments)                   -       (0.7)     (5.4)      0.9      0.6      (0.3)       (4.9)
  Dividends to minority shareholder           -        -        (0.4)      -        -         -          (0.4)
                                             ----     ----     -----      ----     ----      ----       -----
  Net cash - financing activities             -        0.2      (5.8)      1.0      1.1      (0.3)       (3.8)
                                             ----     ----    ------     -----     ----    ------      ------
  Effect of foreign currency exchange
       rate changes on cash and cash
       equivalents                            -        -        (0.2)      0.1      -         -          (0.1)
                                             ----     ----    ------     -----     ----      ----       -----
  Increase (decrease) in cash and
       cash equivalents:                     (7.9)     8.7       0.9       0.2      1.6       0.1         3.6
  Dividends and advances
      from subsidiaries, net                 11.7     (6.3)     (1.0)      -       (4.3)     (0.1)         -
  Beginning of period                         0.3      0.6       0.7       0.2      2.9       -           4.7
                                             ----     ----      ----      ----     ----      ----        ----
  End of period                             $ 4.1    $ 3.0     $ 0.6     $ 0.4    $ 0.2     $ -         $ 8.3
                                            =====    =====     =====     =====    =====     ======      =====

     (1) Includes the operations of the Parent's card and merchant processing subsidiary which ceased operations in 2000.


NOTE R - Commitments and Contingencies

LEGAL AND OTHER PROCEEDINGS

CHAPTER 11 FILING AND CONFIRMATION OF THE PLAN

     In December 1999, the Parent (but not any of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). Each of the Parent's principal subsidiaries have, since that date, continued to operate in the normal course of business, and each is capable of meeting its debts as and when due.

     Although the Plan has been confirmed by the Bankruptcy Court, it has not yet been consummated. No assurances can be given regarding the timing of the consummation of the Plan, or the likelihood that the Plan will be consummated on the current terms or at all.

     As a result of certain events and trends (see Note B), management has increasing concerns about the Parent's ability to meet its payment obligations to creditors as contemplated under the Plan, both (i) upon consummation of the Plan and (ii) in the near term following consummation. Management is currently evaluating the Parent's ability to consummate the current Plan, and expects to propose to the Bankruptcy Court certain amendments to the Plan (a) to give the Parent the option to defer cash interest payments payable under its 11 5/8% Senior Unsecured Notes (the "11 5/8% Notes") if, in the reasonable judgment of management, sufficient cash is not available to pay such interest in cash and fund all other working capital needs of the Company, (b) to extend the maturity date of its 11 5/8% Notes, and (c) to grant the Parent an option to extend the maturity date of its 10 3/8% Senior Secured Notes. Such proposals would be subject, in all respects, to the approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

GOVERNMENT INVESTIGATION, RESIGNATION OF THE PARENT'S INDEPENDENT ACCOUNTANTS AND THE MATTERS RELATING TO AMERICAN BANK NOTE HOLOGRAPHICS

     Effective July 20, 1998, the Parent completed an initial public offering (the "Offering") of all of its shares of a wholly-owned subsidiary, American Banknote Holographics, Inc. ("ABH"). On January 19, 1999, the Parent issued a press release stating that ABH had announced that its sales and net income had been overstated for the second and third quarters of 1998, and that these overstatements would require restatement of ABH's financial statements for such periods.

     On January 25, 1999, the Parent issued a press release stating that ABH had announced that its interim financial statements for each of the first three quarters of 1998 would require restatement and that its net income had been over-stated for each of the years ended December 31, 1997 and 1996. The Parent stated that its own consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and the related Report of Independent Auditors, should no longer be relied upon.

     On February 1, 1999, the Parent issued a press release announcing that its Board of Directors had formed a Special Committee ("the Special Committee") to facilitate the Board's investigation of the potential revenue recognition issues being investigated by ABH's Audit Committee.

     On April 20, 1999, the Parent issued a press release stating that the Securities and Exchange Commission had initiated a formal investigation involving the Parent that related to the ABH revenue recognition issues and that the Parent was cooperating with the investigation.

     On or about May 1999, Deloitte & Touche LLP ("D&T"), who at the time were the Parent's independent auditors, advised the Chairman of the Parent's Audit Committee that D&T had concerns relating to a $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay a consultant in connection with certain foreign printing projects, including, but not limited to, potential violations of the Foreign Corrupt Practices Act. Thereafter, the Audit Committee directed an outside professional to investigate this matter.

     On December 30, 1999 D&T resigned as the Parent's independent accountants.

     The Special Committee concluded, after the investigation, that the relationship that involved the $1.5 million consulting fee did not involve a violation of the Foreign Corrupt Practices Act, but that accounting for the consulting fee may need to be restated to conform with generally accepted accounting principles.

     The Parent, on January 20, 2000, disclosed that it had been advised by the United States Attorney's Office for the Southern District of New York that it was a target of a criminal investigation relating to the revenue recognition issues involving ABH. In addition, the staff of the SEC advised the Parent that it was prepared to recommend to the SEC that enforcement proceedings be commenced against the Parent in United States District Court. The staff also advised the Parent that the subject matter of the proposed enforcement action related to the revenue recognition issues involving ABH.

     On July 18, 2001, the Securities and Exchange Commission simultaneously instituted and settled civil claims against the Parent and ABH. The Parent, without admitting or denying the allegations of the Commission's complaint against it, consented to the entry of an order by the United States District Court permanently restraining and enjoining it from violating the antifraud, periodic reporting, record keeping and internal controls provisions of the federal securities laws.

     Since the Parent was unable to produce consolidated audited financial statements for years prior to 2000, the settlement and related order provided that the Parent may omit from any report or statement required to be filed with the SEC, the presentation of, and management's discussion and analysis about, financial statements for the fiscal years ended December 31, 1998 and 1999 or selected and any other required financial information for the fiscal years ended December 31, 1996, 1997, 1998 or 1999.

     The Parent also reported that it had been advised by the United States Attorney's Office for the Southern District of New York that, conditional upon its continuing cooperation with the United States Attorney's Office, that the Parent was no longer a target of that Office's criminal investigation, but that its investigation remained ongoing with respect to certain matters. Specifically, the Parent has been informed that the Justice Department is investigating whether the $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay a consultant in connection with certain foreign printing projects, involved potential violations of the Foreign Corrupt Practices Act.

     The Parent has cooperated fully with the U.S. Attorney's office and the SEC staff. Management cannot predict the duration of the on-going investigation or its potential outcome. A resolution of the United States Attorney's Office investigation in a manner satisfactory to the Noteholders Committee is a condition precedent to the consummation of the Parent's Chapter 11 Plan. The Parent has not yet been advised by the Noteholders Committee whether the resolution described above is satisfactory. However, a further condition precedent to consummation is that the Parent must have adequate resources on hand to pay all liabilities which are due upon consummation.

     In January 2000, the Parent was advised by counsel to Morris Weissman, the Parent's former Chairman of the Board and Chief Executive Officer ("Weissman"), that the United States Attorney's Office for the Southern District of New York and the SEC had notified such counsel that Weissman was a target of the United States Attorney's investigation, and that the SEC had notified such counsel that it was prepared to recommend that enforcement proceedings be commenced against Weissman.

     On July 18, 2001, the SEC instituted civil claims against certain former officers of the Parent, including Morris Weissman and John Gorman, and Patrick Gentile, current Senior Vice President and Chief Accounting Officer of the Parent, for certain alleged violations of the antifraud, periodic reporting, record keeping, internal controls and lying to auditors provisions of the federal securities laws. On that same date, the United States Attorney's Office for the Southern District of New York also announced that it had obtained a criminal indictment against Morris Weissman as a result of the investigation detailed above.

     On May 10, 1999, various Securities Actions (the "Actions") against the Parent were consolidated in two purported class action lawsuits in the United States District Court for the Southern District of New York (the "District Court"). The actions are captioned In re American Bank Note Holographics, Inc. Securities Litigation, No. 99 Civ. 0412 (CM) and In re American Banknote Corporation Securities Litigation, No. 99 Civ. 0661 (CM) (S.D.N.Y.).

     The consolidated class action complaint was brought against the Parent, certain of the Parent's former and current officers, ABH, certain of its former officers and directors, the four co-lead underwriters of ABH's initial public offering and the Parent and ABH's previous auditors. The complaint alleged violations of the federal securities laws. Plaintiffs were seeking to recover damages on behalf of all purchasers of the Parent's common stock during the class period (May 2, 1996 through and including January 25, 1999) and purchasers of common stock of ABH purchased during the class period (July 15, 1998 through and including February 1, 1999).

     On April 26, 2000, the District Court entered an order granting ABN's motion to dismiss the plaintiffs' claims and all other parties under Section 11 of the Securities Act, and denying all other motions to dismiss. In October 2000, the Parent entered into a definitive agreement to settle all of the claims that are the subject of the two class action lawsuits, which was entered and approved in the District Court in December 2000.

     Under the settlement agreement, the Parent's and ABH's insurance carrier deposited $12.5 million in cash and D&T deposited $2.4 million in cash both to be held in interest bearing escrow accounts for the benefit of the classes. Upon consummation of the Plan, the Parent will deliver 40% of the allocation of the Equity Reserve (the "Equity Reserve"), which results in a distribution of 366,159 shares or approximately 7.7% of the New Common Stock and 248,992 of New Warrants in accordance with the terms of the Plan. Each authorized claimant will receive a pro rata share of the Net Settlement Fund, (the "Fund") less certain fees and expenses, to be determined by the ratio that such authorized claimant's recognized claim bears to the total allowed claims of the respective authorized claimants in each action.

     In order to effectuate the above, the plaintiffs in the Parent's Securities Action and the ABH Securities Action (collectively, the "Plaintiffs") and the Equity Committee agreed to resolve the issues concerning the appropriate allocation of New Securities between their respective constituencies as follows: the Plaintiffs will receive forty percent (40%) of the Equity Reserve and the existing common and preferred stockholders of the Parent will receive sixty percent (60%) of the Equity Reserve, respectively, but that the Plaintiffs would not share in any recovery of stock options or warrants from Weissman.

     At the time of the Offering of the shares of ABH, the Parent and ABH entered into a separation agreement (the "Separation Agreement"). ABH filed a proof of claim with the Bankruptcy Court in the amount of $47.8 million, based in part upon alleged obligations under the Separation Agreement and liabilities stemming from the alleged inaccurate financial statements filed by ABH. The Parent and ABH entered into a memorandum of understanding whereby both parties have to settle their respective claims as follows: (i) the Parent and ABH will release each other from (a) any obligations pursuant to the Separation Agreement and (b) any sums allegedly owing by each of them and their affiliates to the other; (ii) the Parent will be responsible for all income, franchise, or similar tax liabilities of ABH or any person for which ABH is or may be liable, including costs and expenses, for the period January 1, 1990 through July 20, 1998; (iii) ABH will remit to the Parent any franchise or similar tax refunds for the periods prior to July 20, 1998; (iv) ABH and ABN and the Sati Group will exchange mutual releases; (v) ABH will withdraw its proof of claim in the Chapter 11 Proceeding with prejudice; and (vi) ABH shall receive 25,000 shares of the Parent's New Common Stock.

OTHER LITIGATION & SETTLEMENTS

     SETTLEMENT AGREEMENT WITH PARENT'S FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER. The Parent's Former Chairman and Chief Executive Officer, Morris Weissman, filed a proof of claim with the Bankruptcy Court on January 24, 2000, asserting a claim for accrued vacation pay and accrued bonuses totaling approximately $2.3 million, after adjustment to reflect certain authorized payments (the "Consultant Claim"). On June 29, 2000, the Bankruptcy Court entered an order approving a settlement agreement with Weissman, the "Weissman Settlement Agreement", the principal terms of which are as follows:

     Weissman agreed to (i) resign his positions as Chairman, Chief Executive Officer, and director of the Parent, ABN, and each of the subsidiaries for which he serves in such capacities, and (ii) withdraw the Consultant Claim with prejudice.

     The Parent agreed to engage Weissman on a consulting basis for a term of three years. His compensation will consist of an annual consulting fee of $300,000; a transaction fee of 1.0% for any consideration received by the Parent based upon certain transactions initiated by Weissman and approved by the Board of Directors; options to purchase up to 88,531 shares or 0.64% of the New Common Stock at a strike price of $2.50 per share; and certain insurance benefits and reimbursement of expenses including an office and secretarial services.

     The outstanding receivable owed by Weissman to the Parent totaling $1,620,000 plus interest will be forgiven over a seven-year period in full settlement of Weissman's claim and conditioned upon Weissman's agreement not to compete with the Parent for an 84 month period.

     Three existing life insurance policies maintained by the Parent on Weissman's life will be assigned to Weissman, who will execute a promissory note in favor of the Parent in an amount equal to the cash surrender value of the policies. The Parent will have no further liability for the premiums on the life insurance policies, and will reimburse Weissman up to $100,000 during the term of the Weissman Settlement Agreement only for premiums on a term life insurance policy.

     Weissman will elect survivorship benefits under his supplemental employment retirement benefit ("SERP"), and will be paid an annual SERP benefit in the approximate amount of $297,000 per year for approximately the next six years, and $275,000 per year thereafter. Upon Weissman's death, the benefit will be paid to his current spouse until her death.

     Unless waived by Weissman, if (i) the Parent's Chapter 11 Proceeding is converted to a Proceeding under Chapter 7 of the Bankruptcy Code, or (ii) a reorganization plan consistent with the Weissman Settlement Agreement is not consummated, the Weissman Settlement Agreement will terminate, the mutual releases contained in the Weissman Settlement Agreement will be null and void, and Weissman's employment agreement will be deemed to have been rejected as of the date the Bankruptcy Court approved the Weissman Settlement Agreement, with all parties reserving all of their rights under the Employment Agreement and under applicable law. In these circumstances, Weissman could assert a claim against ABN in excess of $5 million.

     If the Weissman Settlement Agreement is terminated for "Cause" (which includes Weissman pleading guilty to or being convicted of a felony or crime which is reasonably likely to have a material adverse effect on the Parent or its business), Weissman will not be entitled to any further consulting fees. He will, however, be entitled to any earned transaction fee. In addition, if Weissman is terminated for Cause due to a conviction which is later reversed, Weissman will be entitled to receive any consulting fees that he would otherwise have received but for such conviction. In July 2001, Weissman was indicted by the United States Attorney's Office for the Southern District of New York as a result of the ABH investigation. However he has not been convicted of a felony or crime.

     Weissman, the Parent, and ABN shall release each other from any and all claims except for those arising under the Weissman Settlement Agreement.

     In addition to the above settlement with the Parent, Weissman also agreed with the Equity Committee to grant to the holders of Preferred Stock and Common Stock interests his entitlement to receive New Common Stock under the Plan.

     In November 2000, the Parent determined to no longer utilize any of Weissman's services. However, pursuant to the Weissman Settlement Agreement, the Parent continues to pay Weissman in accordance with its terms. As a result the Parent has recorded a $1.0 million liability subject to compromise for the estimated remaining future cost of this agreement.

     LITIGATION WITH BANK OF LITHUANIA. On September 22, 2000, the Parent and Lieutuvos Bankas, a/k/a the Bank of Lithuania (the "Bank") entered into a final settlement agreement (the "Bank Settlement Agreement"), to resolve all disputes arising out of earlier printing contracts involving ABN's printing of banknotes for the Bank and the government of Lithuania. Under the Bank Settlement Agreement, the Parent agreed to pay the Bank $2.2 million in accordance with the following payment terms including applicable interest to begin upon the consummation of the Parent's Chapter 11 Plan: (i) $0.3 million to be paid on the consummation date (the "Consummation Date"); (ii) $0.2 million to be paid six months after the Consummation Date; (iii) $0.5 million to be paid upon the first anniversary of the Consummation Date; (iv) $0.3 million to be paid eighteen months after the Consummation Date; (v) $0.3 million to be paid upon the second anniversary of the Consummation Date; (vi) $0.3 million to be paid thirty months after the Consummation Date and (vii) $0.3 million to be paid upon the third anniversary of the Consummation Date.

     The settlement has been approved by the board of directors of both the Parent and the Bank, by the Bankruptcy Court on October 12, 2000 and by the Arbitral Tribunal in the form of an ICC award by consent on February 14, 2001. The Parent, ABN and the Bank exchanged mutual releases with one another as part of the final settlement, subject to payment of the amounts described above. The Parent has recorded a liability of $2.2 million on its books in connection with the settlement.

     SETTLEMENT AGREEMENT WITH RABBI TRUST PARTICIPANTS. In 1989, the Parent established a post-retirement welfare benefit trust, commonly known as a "rabbi trust," to pay the post-retirement medical benefits of certain of its former employees (the "Rabbi Trust") pursuant to that certain Trust Agreement (the "Trust Agreement"), dated December 29, 1989. At December 31, 2000, the assets in the Rabbi Trust included marketable securities and cash with a fair market value of approximately $0.7 million Pursuant to the terms of the Trust Agreement, the Rabbi Trust assets are available to the Parent's creditors in the event of a filing by the Parent of a petition under the Bankruptcy Code.

     The Parent filed a complaint on the Petition Date seeking turnover of the Rabbi Trust corpus under 11 U.S.C. ss. 542, (the "Adversary Proceeding") and filed a motion for summary judgment in the Adversary Proceeding on July 21, 2000. The Trustee asserted that, pursuant to the terms of the Trust Agreement, the Rabbi Trust Trustee (i) has a valid and enforceable (a) right of setoff against and (b) lien upon the assets held in the Rabbi Trust securing the payment of its fees, expenses, and compensation and (ii) the right to an indemnity by the Parent. The Parent did not dispute these assertions, and acknowledges that it is responsible for such fees, expenses, compensation, and indemnification rights in accordance with the terms of the Trust Agreement.

     Under the order confirming the Plan (the "Confirmation Order"), the parties settled the Adversary Proceeding. Pursuant to the settlement (i) each of the participants in the Rabbi Trust (the "Participants") is required to enroll in Medicare, Blue Cross/Blue Shield, and the health insurance plans offered by the Parent (collectively, the "Medical Plans"), and the Medical Plans are required to be continued without interruption for the benefit of the Participants throughout their lifetimes; (ii) each of the Participants is required to submit to the Medical Plans any claims that qualify as medical care under section 105(b) of the Internal Revenue Code ("Covered Medical Claims"), and to cooperate in the coordination of benefits among the medical plans; (iii) the Parent is required to reimburse the Participants for any Covered Medical Claims that remain unreimbursed by each of the Medical Plans; (iv) the Parent paid $20,000 to counsel to the Participants in respect of their court-approved fees and disbursements; (v) if the Parent terminates any of the Medical Plans (other than Blue Cross/Blue Shield), it is required to replace the plan with a health insurance plan with comparable benefits; (vi) if substantially all of the current executive level employees of the Parent cease to be employed by the Parent and are employed by an affiliate, the Parent or its successor is required to permit the Participants to participate in any health insurance plans in which such executives participate; (vii) the corpus of the Rabbi Trust is to be turned over to the Parent, net of the Trustee's compensation, fees and expenses, following (a) the receipt by the Parent and the Trustee of satisfactory written release agreements and (b) entry of the Confirmation Order; (viii) each of the Participants, and any former participant of the Rabbi Trust is enjoined from commencing any suit, action, demand, or proceeding arising out of or in connection with the Rabbi Trust of any kind whatsoever, arising at any point in time. Because one of the releases referred to in clause (vii)(a) above has not yet been delivered, the corpus of the Rabbi Trust has not yet been turned over to the Parent.

     SETTLEMENT WITH COMPANY'S FORMER CHIEF FINANCIAL OFFICER. The Company's former Chief Financial Officer, John T. Gorman ("Gorman"), filed a proof of claim in the Chapter 11 Proceeding in the amount of $629,822, and asserted his entitlement to certain amounts in connection with the Parent's bonus program. By agreement dated as of October 30, 2000 between the Parent and Gorman, the parties agreed to settle their dispute regarding Gorman's claim and assertions. Under the settlement, among other things, (i) the Parent will pay Gorman the sum of $427,200 in thirty equal monthly installments, commencing upon the consummation of the Plan; (ii) Gorman will participate in the Parent's group insurance plans and, if Gorman is not eligible to so participate, the Parent will reimburse Gorman in an amount not to exceed $40,000 for the reasonable premiums of comparable commercially available insurance plans plus any increased tax liability attributable to such reimbursement; (iii) upon confirmation of the Plan, Gorman will commence receiving monthly benefits of $4,815 under the Parent's Supplemental Executive Retirement Plan (iv) the Parent will continue to provide life insurance to Gorman in the amount of $1,600,000; (v) in the event of a change of control of the Parent (as defined in the settlement agreement), the amounts due under clause (i) above will become immediately due and payable within five business days and (vi) the parties are deemed to have exchanged mutual releases, subject to the consummation of the Plan.

     UNITED STATES BANKNOTE DERIVATIVE LITIGATION. In January 1994, Atencio v. Weissman, et al., was filed in the Court of Chancery for the State of Delaware, New Castle County, against various then officers and directors of the Parent, on behalf of a putative class of shareholders and derivatively on behalf of the Parent. In February 1994, Rosenberg v. Weissman, et al., was filed in the same court against the same defendants derivatively on behalf of the Parent. The cases have been consolidated under the caption In re United States Banknote Derivative Litigation. The operative complaint in the consolidated action asserts claims for breach of fiduciary duty and alleges, among other things, the sale of the Parent's common stock by certain defendants while in the possession of material non-public information. The claims against the officer defendants subsequently were dismissed. The Parent's insurer has paid the costs of defending such action on behalf on the individual defendants under a reservation of rights. The consolidated action has been stayed for various reasons by the state court since March of 1995. The Parent could face indemnification claims from some of the remaining defendants in connection with this litigation to the extent defense costs or a settlement or judgment ultimately are not covered by insurance.

     The Parent and its subsidiaries are also parties to various additional lawsuits related to matters arising in the ordinary course of business. The Parent and its subsidiaries are not currently involved in any litigation that they expect, individually or in the aggregate, will have a material adverse effect on the Parent's financial condition or results of operations.

OPERATING LEASE COMMITMENTS

     The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index. Net rental expense in 2000 was $21.1 million. At December 31, 2000, future minimum lease payments under non-cancelable operating leases are as follows: $10.4 million in 2001; $6.6 million in 2002; $2.4 million in 2003; $1.2 million in 2004; $0.6 million in 2005; and $0.8 million thereafter.


NOTE S - Unaudited Quarterly Results of Operations - (Unaudited amounts in thousands, except per share data)

                                             First         Second          Third          Fourth
                                            Quarter        Quarter         Quarter        Quarter
Continuing Operations
  Sales                                    $  69,493      $  67,010      $  63,755      $  59,681
  Cost of goods sold                          51,568         48,960         47,444         43,692
  Loss from continuing operations(a)            (141)          (597)        (2,208)       (15,652)
  Discontinued operations(b)                     640            593           (149)           648
  Net income (loss)                              499             (4)        (2,357)       (15,004)
  Net income (loss) per share-Basic
     and Diluted
  Continuing operations                    $    0.00       $  (0.02)      $  (0.08)     $   (0.57)
  Discontinued operations                       0.02           0.02           0.00           0.02
                                           ---------       --------       ---------     ---------
  Net income (loss) per share              $    0.02       $   0.00       $  (0.08)     $   (0.55)
                                           =========       ========       =========     =========

     (a) The fourth quarter reflects a $13.6 million write-off of goodwill.

     (b) Discontinued operations include the operations of a subsidiary sold and the gain on its sale of $0.6 million, in the fourth quarter.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                         SCHEDULE I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY BALANCE SHEET
DECEMBER 31, 2000
(Dollars in thousands)


ASSETS
Current assets
     Cash and cash equivalents                                          3,555
     Prepaid expenses and other receivables                               181
              Total current assets                                      3,736

Receivables from subsidiaries, net                                      5,557
Investments in subsidiaries, at equity                                 49,365
                                                                   ------------
                                                                       54,922

Furniture and equipment, at cost                                          101
Less accumulated depreciation                                             (78)
                                                                   ------------
                                                                           23

Other assets and deferred charges
     Deferred pension expense                                           1,354
     Restricted cash and securities                                       743
     Deferred debt expense                                                526
     Other                                                                681
                                                                   ------------
                                                                        3,304
                                                                   ------------
                                                                   $   61,985
                                                                   ============



Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                       SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY BALANCE SHEET
DECEMBER 31, 2000
(Dollars in thousands)


LIABILITIES AND STOCKHOLDERS' DEFICIT
Prepetition liabilities subject to compromise - Note M
     Corporate debt                                            $    163,151
     Accrued interest on corporate debt                              22,981
     Other current liabilities                                       17,075
                                                               -------------
              Total pre-petition liabilities                        203,207

Post-petition liabilities
     Administrative fees                                              1,025
     Other                                                            1,676
                                                               -------------
              Total post-petition liabilities                         2,701

Other long-term liabilities not subject to compromise                    82

Deferred tax liability - eliminated in consolidation against
     domestic subsidiary's deferred tax assets                        4,615
                                                               -------------
                                                                    210,605
                                                               -------------

Commitments and Contingencies - Notes B and R

Stockholders' deficit
     Preferred Stock, authorized 2,500,000 shares,
         no shares issued or outstanding
     Preferred Stock Series B, par value $.01 per share,
         authorized 2,500,000
         shares; issued and outstanding 2,404,895 shares
                                                                         24
     Common Stock, par value $.01 per share, authorized
         50,000,000 shares; issued 27,812,281 shares                    278
     Capital surplus                                                 82,525
     Retained deficit                                              (191,883)
     Treasury stock, at cost (2,723,051 shares)                      (1,285)
     Accumulated other comprehensive loss                           (38,279)
                                                               -------------
         Total stockholders' deficit                               (148,620)
                                                               -------------
                                                               $     61,985
                                                               =============



Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                       SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands)



Administrative and other expenses
     Corporate office expenses                                   $    6,780
     Depreciation and amortization                                       34
     Interest expense                                                 8,107
     Gain on sale of asset                                              (48)
     Other income, net                                                  (71)
                                                                 -----------
                                                                     14,802
                                                                 -----------

Reorganization costs                                                  2,740
                                                                 -----------
     Loss before taxes and equity in earnings of subsidiaries       (17,542)

Taxes
     State and local                                                     70
     Foreign (foreign withholding taxes on dividends)                   698
     Deferred federal (eliminated in consolidation
         against domestic
         subsidiary's deferred provision)                              (634)
                                                                 -----------
                                                                        134
     Loss before equity in earnings of subsidiaries                 (17,676)
                                                                 -----------
Equity in earnings of subsidiaries, net                                 810
                                                                 -----------
     NET LOSS                                                    $  (16,866)
                                                                 ===========



Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                     SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands)


Operating Activities
Net loss                                                          $  (16,866)
Adjustments to reconcile loss to net cash provided by
          operating activities:
     Equity in earnings of subsidiaries                                 (810)
     Dividends from subsidiaries                                      11,823
     Deferred taxes                                                     (634)
     Amortization of deferred compensation                               374
     Amortization of deferred debt expense                               315
     Depreciation and amortization                                        34
     Gain on sale of assets                                              (48)
     Other                                                               (22)
Changes in operating assets and liabilities
     Prepaid expenses and other receivables                              611
     Receivables from subsidiaries, net                                 (267)
     Pre-petition liabilities subject to compromise                    5,924
     Post-petition liabilities                                         2,503
                                                                  -----------
Net cash provided by operating activities                              2,937
                                                                  -----------

Investing Activities
     Capital expenditures                                                 (8)
     Proceeds from sale of assets                                        375
                                                                  -----------
 Net cash provided by investing activities                               367
                                                                  -----------

Financing Activities                                                     ---
                                                                  ----------

Increase in cash and cash equivalents                                  3,304

Cash and cash equivalents - beginning of year                            251
                                                                  -----------
Cash and cash equivalents - end of year                           $    3,555
                                                                  ===========

Supplemental cash payments:
     Taxes (principally foreign withholding taxes
         on dividends)                                            $      800
     Reorganization items                                              1,900



Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                     SCHEDULE  II
AMERICAN BANKNOTE CORPORATION
YEAR ENDED DECEMBER 31, 2000

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)


Column A                                Column B       Column C        Column D          Column E
                                                       Additions
                                       Balance at     Charged to                        Balance at
                                      Beginning of     Costs and                      End of Period
Description                              Period        Expenses      (Deductions)
----------------------------------    -------------- --------------  --------------   ---------------

Doubtful accounts allowance
Year Ended December 31, 2000             $1,446           $636          $(404)  (a)       $1,554
                                                                         (124)  (b)

Inventory valuation allowance
Year Ended December 31, 2000             $2,553           $235          $(419)  (c)       $2,037
                                                                         (332)  (b)


(a)      Uncollectible accounts written off, net of recoveries
(b)      Changes in exchange rates
(c)      Inventory charged against allowance

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on August 29, 2001.


                                       AMERICAN BANKNOTE CORPORATION


                                       By:  /s/ STEVEN G. SINGER
                                            -------------------------------
                                           Steven G. Singer
                                           Chief Executive Officer



                                       By:  /s/ PATRICK J. GENTILE
                                            -------------------------------
                                           Patrick J. Gentile
                                           Senior Vice President Finance and
                                           Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                  DATE
---------                     -----                                  ----

/s/  STEVEN G. SINGER         Chief Executive Officer and       August 29, 2001
-----------------------       Chairman (Principal Executive
Steven G. Singer              Officer)


/s/ C. GERALD GOLDSMITH        Chairman EMERITUS and Director    August 29, 2001
-----------------------
C. Gerald Goldsmith

/s/ SIDNEY LEVY               Director                          August 29, 2001
-----------------------
Sidney Levy

                              Director                          August   , 2001
-----------------------
Raymond L. Steele

                              Director                          August   , 2001
-----------------------
Steven A. Van Dyke

                                  EXHIBIT INDEX
EXHIBIT
NUMBER       DESCRIPTION
--------     -----------

2.1* Third Amended Reorganization Plan of the Parent dated November 3, 2000 and Plan Supplements.

2.2* Findings of Fact and Conclusions of Law Relating to, and Order Under 11 U.S.C. s. 1129(a) and (b) Confirming, the Third Amended Reorganization Plan of the Parent Under Chapter 11 of the Bankruptcy Code dated November 3, 2000.

2.3* Disclosure Statement with Respect to Second Amended Reorganization Plan of the Parent dated September 12, 2000.

3.1 Certificate of Incorporation of the Parent including Amendment No. 1 thereto is incorporated herein by reference to Exhibit 3.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "June 30, 1995 10-Q").

3.2* Form of Amended and Restated Certificate of Incorporation of the Parent, to be adopted pursuant to the Parent's Third Amended Reorganization Plan.

3.3 Certificate of Designation of the Parent authorizing Preferred Stock as Series A is incorporated herein by reference to Exhibit 4 to the Parent's Report on Form 8-A filed April 6, 1994.

3.4 Rights Agreement dated as of March 24, 1994 between the Parent and Chemical Bank, N.A., as Rights Agent, including the form of Rights Certificate and form of Certificate of Designation is incorporated herein by reference to Exhibit 1 to the Parent's Current Report on Form 8-K dated March 24, 1994.

3.5 By-Laws of the Parent including amendments thereto are incorporated herein by reference to Exhibit 3.2 to the June 30, 1995 10-Q.

3.6* Form of Restated By-Laws of the Parent, to be adopted pursuant to the Parent's Third Amended Reorganization Plan.

3.7 By-Laws of American Bank Note Company Grafica e Servicos Ltda., as amended, are incorporated herein by reference to the Parent's Current Report on Form 8-K dated July 10, 1995.

3.8 Certificate of Incorporation and By-Laws of subsidiaries is incorporated herein by to Exhibits 3.1(b) through (m) and Exhibits 3.2(b) through (m) to the Parent's Registration Statement on Form S-4 (File No. 333-44069) filed January 12, 1998 (the "January 12, 1998 Form S-4").

3.9 Certificate of Designations of Series B Preferred Stock of the Parent is incorporated herein by reference to Exhibit 3.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "September 30, 1998 10-Q").

4.1 Indenture dated as of May 15, 1992 between the Parent and Chemical Bank, as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit 4.2 to the Parent's Current Report on Form 8-K dated May 26, 1992 (the "May 26, 1992 Form 8-K").

4.2 Pledge Agreement, as amended, dated as of May 26, 1992 between the Parent and Chemical Bank, as Trustee, relating to the Parent's 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to
          Exhibit 4.3 to the May 26, 1992 Form 8-K.

4.3 First Supplemental Indenture to 10-3/8% Senior Notes due June 1, 2002 between the Parent and Chemical Bank, N.A., dated as of May 23, 1994 is incorporated herein by reference to Exhibit 4.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

4.4 First Amendment to the Pledge Agreement dated as of May 26, 1992 between the Parent and Chemical Bank, N.A., dated as of May 23, 1994 is incorporated herein by reference to Exhibit 4.2 to the June 30, 1994 Form 10-Q.

4.5 Pledged Share Amendment dated as of June 23, 1993 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
          4.5 to the Parent's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

4.6 Pledged Share Amendment dated as of July 19,1993 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
          4.6 to the 1997 10-K.

4.7 Pledged Share Amendment dated as of August 1, 1994 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
          4.7 to the 1997 10-K.

4.8 Pledged Share Amendment dated as of July 31, 1995 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
          4.5 to the Parent's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

4.9 Pledged Share Amendment dated as of August 15, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
          4.9 to the 1997 10-K.

4.10 Pledged Share Amendment dated as of August 27, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
          4.10 to the 1997 10-K.

4.11 Pledged Share Amendment dated as of December 1, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to
          Exhibit 4.11 to the 1997 10-K.

4.12 Pledged Share Amendment dated as of December 11, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to
          Exhibit 4.12 to the 1997 10-K.

4.13 Pledged Share Amendment dated as of December 23, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to
          Exhibit 4.13 to the 1997 10-K.

4.14* Form of Second Supplemental Indenture between the Parent and HSBC Bank USA, in its capacity as Successor Trustee, to be entered into pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit K to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

4.15 Indenture dated as of May 1, 1994 between the Parent and The First National Bank of Boston, as Trustee, relating to the 11-5/8% Senior Notes Due August 1, 2002, Series B, of the Parent and Form of Series B Note, is incorporated herein by reference to Exhibit 4.1 and 4.3 to the Parent's Registration Statement on Form S-4 (File No. 33-79726) dated August 5, 1994.

4.16 First Supplement dated as of October 8, 1997 to the Indenture dated as of May 1, 1994 between the Parent and State Street Bank & Trust Company (as successor to First National Bank of Boston), as Trustee, relating to the 11 5/8% Senior Notes due August 1, 2002, Series B, is incorporated herein by reference to Exhibit 4.5 to the January 12, 1998 Form S-4.

4.17 Indenture for the 11 1/4% Senior Subordinated Notes due 2007, Series A (the "Old Notes") and 11 1/4% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes"), dated as of December 12, 1997 among the Parent, the Guarantors (the Guarantors under the Indenture were American Bank Note Company, ABN Securities Systems, Inc., Horsham Holding Company, Inc., American Bank Note Holographics, Inc., American Banknote Card Services, Inc., American Banknote Merchant Services, Inc., ABN Investments, Inc., ABN Equities Inc., American Banknote Australasia Holdings, Inc., ABN Government Services, Inc., USBC Capital Corp. and ABN CBA, Inc.) and The Bank of New York, as trustee is incorporated herein by reference to Exhibit 4.1 to the January 12, 1998 Form S-4.

4.18 Forms of Guarantee (included in Exhibit 4.16) are incorporated herein by reference to Exhibit 4.4 to the January 12, 1998 Form S-4.

4.19 Waiver and Amendment to Credit Agreement dated as of September 30, 1996 among American Bank Note Company and American Bank Note Holographics, Inc., the Parent, and The Chase Manhattan Bank (formerly Chemical Bank N.A.), as Agent and Lender, is incorporated herein by reference to Exhibit 4.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "September 30, 1996 10-Q").

4.20 Zero Coupon Convertible Subordinated Debenture dated July 24, 1997 is incorporated herein by reference to Exhibit 2.1 to the June 30, 1997 10-Q.

4.21 Securities Purchase Agreement by and among American Banknote Corporation, RGC International Investors, dated as of July 24, 1997 is incorporated herein by reference to Exhibit 4.27 to the 1997 10-K.

4.22 Forms of Warrant to purchase 140,00 shares and 75,000 shares of common stock of American Banknote Corporation, dated as of July 24, 1997 is incorporated herein by reference to Exhibit 4.28 to the 1997 10-K.

4.23 Securities Purchase Agreement by and among the Parent, RGC International Investors, LDC and Halifax Fund, L.P., dated as of November 25, 1997 is incorporated herein by reference to Exhibit 10.1 to the December 10, 1997 Form 8-K.

4.24 Form of Zero Coupon Convertible Subordinated Debenture, Form of Warrant to purchase 150,000 shares of common stock of the Parent and the Registration Rights Agreement by and among the Parent, RGC International Investors, LDC and Halifax Fund, L.P., dated November 25, 1997 is incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 to the December 10, 1997 Form 8-K.

4.25 Registration Rights Agreement entered into as of July 30, 1998, between the Parent and Bay Harbour Management, L.c., for its Managed Accounts is incorporated herein by reference to Exhibit 4.2 to the September 30, 1998 10-Q.

4.26* Form of Registration Rights Agreement by and among the Parent and the Holders of Registerable Securities, to be entered into pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit N to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

4.27* Rights Offering Procedures pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit C to the Third Amended Reorganization Plan of the Parent, filed as
          Exhibit 2.1 to this Annual Report on Form 10-K.

10.1 Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Parent, American Bank Note Company and Morris Weissman is incorporated herein by reference to Exhibit 10.1 to the Parent's Annual Report on From 10-K (as amended) for the year ended December 31, 1993 (the "1993 10-K").

10.2      Employment Agreement dated July 24, 1990 between the Parent and John
          T. Gorman is incorporated herein by reference to Exhibit (c)(32) to Amendment No. 3 to the Parent's Rule 13E-3 Transaction Statement on
          Schedule 13E-3 dated July 31, 1990 (the "Schedule 13E-3").

10.3 Employment Agreement Amendment Number 2 dated September 3, 1996 between the Parent and John T. Gorman is incorporated herein by reference to Exhibit 10.1 to the September 30, 1996 10-Q.

10.4* Settlement Agreement dated as of October 30, 2000 between the Parent and John T. Gorman.

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

10.7 Supplemental Executive Retirement Plan of the Parent effective as of April 1, 1994, is incorporated herein by reference to Exhibit 10.22 to Amendment No. 2 to the Parent's Registration Statement on Form S-4 (File No. 33-79726) filed July 18, 1994.

10.8 Amendments to Supplemental Executive Retirement Plan of the Parent effective April 1, 1994 is incorporated herein by reference to Exhibit
          10.12 to the 1995 10-K.

10.9 Amendment to Supplemental Executive Retirement Plan of the Parent effective July 1, 1997 is incorporated herein by reference to Exhibit
          10.8 to the 1997 10-K.

10.10 Form of severance agreement for designated officers is incorporated herein by reference to Exhibit 10.25 to the Parent's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

10.11 Long-Term Performance Plan for Key employees is incorporated herein by reference to Exhibit 10.26 to the 1994 10-K.

10.12 Executive Incentive Plan for executive officers, as amended, is incorporated herein by reference to Exhibit 10.27 to the 1994 10-K.

10.13 Deferred Stock and Compensation Plan for Non-employee Directors (as amended April 25, 1996) is incorporated herein by reference to Annex A to the Parent's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders as filed with the Commission on May 6, 1996.

10.14 Long Term Performance Plan and Executive Incentive Plan 1996 Challenge 2000 Criteria Schedule of vesting and unit valuation is incorporated herein by reference to Exhibit 10.13 to the 1996 10-K.

10.15 Amendment to Long-Term Performance Plan for Key employees adopted June 11, 1997 is incorporated herein by reference to Exhibit 10.1 to the September 30, 1997 10-Q.

10.16 Real Estate Rental Agreement, dated February 29, 1996, between Walter Torre Junior LTDA and American Bank Note Company Grafica E Servicos Ltda for property located in Barueri, Sao Paulo, Brazil is incorporated herein by reference to Exhibit 10.18 to the 1995 10-K.

10.17 Contract dated September 4, 1995 with Telecomunicacoes Brasileiras S.A. (Telebras) is incorporated herein by reference to Exhibit 10.26 to the 1995 10-K.

10.18* Amended and Restated Senior Debt Facility Agreement dated June 26, 2001 between American Banknote Corporation, American Banknote Australasia Holdings, Inc., and Chase Securities Australasia Limited, as Agent and Security Trustee.

10.19* Amending and Restatement Deed (Senior Debt Facility) dated June 2001 between ABN Australasia Limited, ABN Australasia Holdings Pty Ltd, American Banknote Pacific Pty Ltd., American Banknote Australasia PTY Ltd, Leigh-Mardon Payment Systems Pty Limited and American Banknote New Zealand Limited and Chase Securities Australasia Limited, as Agent and Security Trustee.

10.20* Shareholders Agreement dated June 2001 between American Banknote Australasia Holdings, Inc., Chase Securities Australasia Limited, as Security Trustee for the Participants and ABN Australasia Limited.

10.21 Contract dated June 2, 1995 with Banco Bradesco S.A. for printing services is incorporated herein by reference to Exhibit 10.29 to the 1997 10-K.

10.22* Banco Bradesco S.A. and American Bank Note Company Grafacia e Servicos Ltda agreements as follows: Supply Agreement For Continuous And Plain Forms, Promotional Printings, Spools And Envelopes Agreement No. 001978 dated 04/03/00; Agreement For The Rendering of Printing Services Agreement No. 001979 dated 03/01/00; and Contract To Furnish Assets, Render Services And Other Agreements Agreement No. 001989 dated 04/03/00.

10.23 Form of Separation Agreement by and between the Parent and American Bank Note Holographics, Inc. is incorporated herein by reference to
          Exhibit 10.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 10-Q").

10.24 American Bank Note Holographics, Inc. Form of Underwriting Agreement dated June 1998 is incorporated herein by reference to Exhibit 10.2 to the June 30, 1998 10-Q.

10.25* Post-Retirement Welfare Benefit Trust made and entered into as of December 29, 1989 by International Banknote Company, Inc. and Mr. Edward H. Weitzen and Mr. Eugene Jonas (Trustees)

10.26* Settlement Agreement dated as of September 22, 2000 by and between the Parent and Lietuvos Bankas.

10.27* Consulting, Non-Competition and Termination Agreement, dated as of March 13, 2000 by and between the Parent and Morris Weissman, is incorporated herein by reference to Exhibit B to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

10.28* Form of Warrant Agreement by and between the Parent and Warrant Agent, is incorporated herein by reference to Exhibit H to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

10.29* Form of Settlement Agreement dated as of October ___, 2000 between the Parent and American Bank Note Holographics, Inc., is incorporated herein by reference to Exhibit M to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.4 to this Annual Report on Form 10-K

10.30* Form of Settlement Agreement dated as of October 24, 2000 between the Parent, American Bank Note Holographics, Inc. and the Parties to the ABN and ABNH Securities Actions is incorporated herein by reference to Exhibit O to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

10.31* The Parent's 2000 Management Incentive Plan, adopted pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit I to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

10.32* Employment Agreement entered into as of the 1st day of December, 2000 by and between the Parent and Steven G. Singer.

10.33* Consulting Agreement entered into as of the 1st day of February, 2001 by and between the Parent and Gary A. Singer.

10.34* Letter Agreement dated January 29, 1999 by and between the Parent and Patrick Gentile.

10.35* Letter Agreement dated November 13, 2000 by and between the Parent and Patrick Gentile.

10.36* Employment Agreement dated December 1998 by and between the American Bank Note Company Grafica e Servicos Ltda and Sidney Levy.

10.37* Consulting Agreement dated December 1998 by and between the Parent and Sidney Levy.

10.38* Stock Purchase and Sale Agreement dated the 9th day of January 2001 by and between the Parent and Sidney Levy.

10.39* Form of Consultant Option Agreement, dated as of October ___, 2000, by and between the Parent and Morris Weissman, is incorporated herein by reference to Exhibit J to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

16.1 Letter of Deloitte & Touche LLP dated January 18, 2000 is incorporated herein by reference to Exhibit 16.1 to the Parent's Current Report on Form 8-K dated December 30, 1999, as amended.

16.2 Letter of Ernst & Young LLP dated April 6, 2001 is incorporated herein by reference to Exhibit 16.1 to the Parent's Current Report on Form 8-K dated April 5, 2001.

21.1*     Subsidiaries of the Registrant.

99.1* Memorandum of Understanding Among the Parent, American Bank Note Holographics, Inc. and Parties to the ABN and ABNH Securities Actions, is incorporated herein by reference to Exhibit D to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

99.2* Memorandum of Understanding Between Plaintiffs in the ABN and ABNH Securities Actions and the Equity Committee, is incorporated herein by reference to Exhibit E to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to this Annual Report on Form 10-K.

99.3* Court order dated July 20, 2001, approving settlement with the United States Securities and Exchange Commission, Plaintiff versus and American Banknote Corporation, Defendant. Final Judgment as to Defendant American Banknote Corporation.

     *      Filed herewith