Form 10-Q
period 2001-03-31
AMERICAN BANKNOTE CORP
filed 2001-11-27
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 1-3410

AMERICAN BANKNOTE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization	13-0460520 (I.R.S. Employer Identification No.)

560 Sylvan Avenue Englewood Cliffs, New Jersey (Address of principal executive offices)	07632 (Zip Code)

(201) 568-4400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.     Yes    No X

The number of shares outstanding of the issuer's Common Stock was 25,089,230 shares , par value $.01, outstanding as at November 15, 2001.

AMERICAN BANKNOTE CORPORATION

FORM 10-Q

I N D E X

PAGE
NO.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

PART II - OTHER INFORMATION

Item 1.	Legal proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                    March 31,       December 31,
                                                      2001              2000
                                                   (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                        $    7,103      $    8,278
   Accounts receivable, net of allowance for
      doubtful accounts of $1,642 and $1,554            30,632          34,613
   Inventories, net of allowances
      of $1,572 and $2,037                              19,082          21,051
   Prepaid expenses and other                            4,677           3,499
   Deferred tax assets                                   1,654           1,868
                                                    ----------      ----------
              Total current assets                      63,148          69,309
                                                    ----------      ----------
Property, plant and equipment
   Land                                                  1,392           1,500
   Buildings and improvements                           15,965          17,111
   Machinery, equipment and fixtures                    77,578          84,655
   Construction in progress                              1,766           1,252
                                                    ----------      ----------
                                                        96,701         104,518
   Accumulated depreciation and amortization           (48,923)        (52,172)
                                                    ----------      ----------
                                                        47,778          52,346

Other assets                                             7,208           8,007

Investment in non-consolidated joint ventures            1,959           2,405

Deferred taxes of subsidiaries                           3,858           4,341

Goodwill                                                39,390          44,690
                                                    ----------      ----------
          Total assets                              $  163,341      $  181,098
                                                    ==========      ==========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                    March 31,       December 31,
                                                      2001              2000
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Pre-petition liabilities subject to compromise
 of parent
   Parent company debt obligations                  $  163,157      $  163,151
   Accrued interest on parent company
      debt obligations                                  24,973          22,981
   Other liabilities                                    17,007          17,075
                                                    ----------      ----------
Total pre-petition liabilities subject
 to compromise                                         205,137         203,207

Current liabilities
   Post-petition liabilities of parent                   2,563           2,701
   Revolving credit facilities of subsidiaries           2,701           3,025
   Accounts payable and accrued expenses of
      subsidiaries                                      34,007          40,301
   Current portion of long-term debt of subsidiaries     2,551           1,791
                                                    ----------      ----------
          Total current liabilities                     41,822          47,818

Long-term debt of subsidiaries                          40,011          44,512

Other long-term liabilities of subsidiaries             16,307          17,704

Deferred taxes of subsidiaries                           3,682           4,077

Minority interest in subsidiary                         11,271          12,400
                                                    ----------      ----------

          Total liabilities                            318,230         329,718
                                                    ----------      ----------
Commitments and Contingencies

Stockholders' deficit
   Preferred Stock, authorized 2,500,000 shares
      no shares issued or outstanding
   Preferred Stock Series B, par value $.01 per
    share authorized
      2,500,000 shares, issued and outstanding
       2,404,895 shares                                     24              24
   Common Stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    27,812,281 shares                                      278             278
   Capital surplus                                      82,525          82,525
   Retained deficit                                   (193,914)       (191,883)
   Treasury stock, at cost (2,723,051 shares)           (1,285)         (1,285)
   Accumulated other comprehensive loss                (42,517)        (38,279)
                                                    ----------      ----------
          Total stockholders' deficit                 (154,889)       (148,620)
                                                    ----------      ----------
                                                    $  163,341      $  181,098
                                                    ==========      ==========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands, except per share data)

                                                        Three Months Ended
                                                     March 31,       March 31,
                                                       2001            2000

CONTINUING OPERATIONS
Sales                                               $   58,087      $   69,493
                                                    ----------      ----------
Costs and expenses
   Cost of goods sold                                   43,409          51,568
   Selling and administrative                            8,233           9,577
     Depreciation and amortization                       2,777           3,175
                                                    ----------      ----------
                                                        54,419          64,320
                                                    ----------      ----------

                                                         3,668           5,173
Other expense (income)
   Interest expense                                      4,019           3,933
   Interest and other, net                                 264            (758)
                                                    ----------      ----------
                                                         4,283           3,175
                                                    ----------      ----------

   Income (loss) before reorganization items,
    taxes on income and minority interest                 (615)          1,998

Reorganization costs                                        95             584
                                                    ----------      ----------

   Income (loss) before taxes on income and
    minority interest                                     (710)          1,414

Taxes on income                                          1,046             972
                                                    ----------      ----------

   Income (loss) before minority interest               (1,756)            442

Minority interest                                          275             583
                                                    ----------      ----------

   (Loss) from continuing operations                    (2,031)           (141)

DISCONTINUED OPERATIONS
   Income from discontinued operations
    (net of taxes $376)                                      -             640
                                                    ----------      ----------

     NET INCOME (LOSS)                              $   (2,031)     $      499
                                                    ==========      ==========

Net income (loss) per common share - Basic
 and Diluted
   Continuing operations                            $     (.07)     $        -
   Discontinued operations                                   -             .02
                                                    ----------      ----------
          Net income (loss)                         $     (.07)     $      .02
                                                    ==========      ==========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
(Dollars in thousands)

                                                        Three Months Ended
                                                     March 31,       March 31,
                                                       2001            2000

Net income (loss)                                   $   (2,031)     $      499

Foreign currency translation adjustment                 (4,238)            810
                                                    ----------      ----------

Comprehensive income (loss)                         $   (6,269)     $    1,309
                                                    ==========      ==========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                        Three Months Ended
                                                     March 31,       March 31,
                                                       2001            2000

Net cash provided by operating activities           $      317      $    1,399

Investing Activities
   Capital expenditures                                 (1,762)         (3,153)
   Proceeds from sale of assets                              -           3,242
                                                    ----------      ----------
Net cash provided by (used in) investing activities     (1,762)             89
                                                    ----------      ----------

Financing Activities
   Revolving credit facilities, net                       (201)          1,508
   Proceeds of long-term debt, net                         719          (1,227)
   Dividend to minority shareholder                       (116)              -
                                                    ----------      ----------
Net cash provided by financing activities                  402             281
                                                    ----------      ----------

Effect of foreign currency exchange rate changes
 on cash and cash equivalents                             (132)            229

Increase in cash and cash equivalents                   (1,175)          1,998
Cash and cash equivalents - beginning of year            8,278           4,610
                                                    ----------      ----------
Cash and cash equivalents - end of year             $    7,103      $    6,608
                                                    ==========      ==========

Supplemental  disclosures of cash flow information
   Taxes                                            $      900      $    1,200
   Interest                                              2,000           1,900
   Reorganization items                                    500             100

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2001 - UNAUDITED
(Dollars in thousands)

                                                                                      Accumulated
                                                                                         Other
                     Preferred                                                          Compre-
                       Stock       Common      Capital      Retained      Treasury      hensive          Total
                     Series B       Stock      Surplus      Deficit        Stock          Loss          Deficit
                     --------       -----      -------      -------        -----          ----          -------
Balance -
January 1, 2001           $24        $278      $82,525    $(191,883)      $(1,285)      $(38,279)     $(148,620)

Net loss                                                     (2,031)                                     (2,031)

Currency
 Translation
 Adjustments                                                                              (4,238)        (4,238)

                          ---        ----      -------    ---------       -------       --------      ---------
Balance
 March 31,
 2001                     $24        $278      $82,525    $(193,914)      $(1,285)      $(42,517)     $(154,889)
                          ===        ====      =======    =========       =======       ========      =========

                                         See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE A - BASIS OF PRESENTATION

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN") the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), an Australian company with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the full year.

In December 1999, the Parent, (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent's plan of reorganization (the "Plan") in the Chapter 11 Proceeding. The Plan has not yet been consummated.

Management expects to propose to the Bankruptcy Court certain amendments to the Plan (a) to give the Parent the option to defer cash interest payments payable under its Senior Unsecured Notes if, in the reasonable judgment of management, sufficient cash is not available to pay such interest in cash and fund all other working capital needs of the Company, (b) to extend the maturity date of its Senior Unsecured Notes, and (c) to grant the Parent an option to extend the maturity date of its Senior Secured Notes. Additional amendments to the Plan may also be proposed. Such proposals would be subject, in all respects, to the approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

The Company operates in Brazil, Australia, and France, which had significant foreign exchange fluctuations in 2000 and 2001. In addition, the Company operates in Argentina, which has raised the possibility of devaluation in an effort to end the country's three-year recession by stating that it would expand its peso-dollar currency peg system to include the euro for exporters and importers. For the three months ended March 31, 2001, the Company experienced devaluation in the Brazilian, Australian and French currencies of 12.4%, 14.5% and 7.6% respectively. In particular, the Brazilian Real has weakened significantly against the U.S. dollar. As of September 30, 2001, the Real has devalued by approximately 42% against the U.S. dollar since the beginning of this year. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

           Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Form 8-K filed on August 16, 2001 for a further discussion of the Chapter 11 Proceeding.

NOTE B - EARNINGS PER SHARE COMPUTATIONS

           Amounts used in the calculation of basic and diluted per share amounts follow:

                                                                                2001             2000
                                                                                ----             ----

         Numerator for loss from continuing operations                       $(2,031)            $(141)
                                                                             =======            ======
         Numerator for income from discontinued operations                   $     -             $ 640
                                                                             =======            ======

         Denominator for per share computations
         Weighted average number of shares outstanding (in thousands):
         Common Stock                                                         25,089            25,089
         Series B Preferred Stock                                              2,405             2,405
                                                                             -------            ------
         Denominator for per share computations                               27,494            27,494
                                                                             =======            ======

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

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.

The Company did not engage in any material hedging activities for the three-month period ending March 31, 2001 and had no material derivative contracts outstanding as of March 31, 2001. As a result the adoption of the new statement did not have any impact on the Company's results of operations or financial position.

In June 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. The Company is required to adopt SFAS 142 as of January 1, 2002. Upon adoption of SFAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The Company expects, on a prospective basis, that the non-amortization of goodwill will have the effect of increasing income by approximately $2.0 million in the year of adoption.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE D - Inventories (dollars in thousands) consisted of the following:

                                                        March 31,    December 31,
                                                          2001           2000

         Finished goods                                 $    458      $  1,257
         Work-in-process, net of allowances
            ($1,572 and $2,037, respectively)              7,541         8,562
         Raw materials and supplies                       11,083        11,232
                                                        --------      --------
                                                        $ 19,082      $ 21,051
                                                        ========      ========

Inventories are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) method.

NOTE E - DISCONTINUED OPERATIONS

In October 2000, the Company sold the entire printing operations of its French subsidiary, the Sati Group ("Sati"). Income from discontinued operations for the three months ended March 31, 2000 represents the unaudited net income of the Sati Group sold in October 2000.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE F - SEGMENT DATA

Summarized financial information concerning the Company's reportable segments is as follows (in thousands):

                                                      Three Months Ended
                                                      ------------------
                                         March 31, 2001                March 31, 2000
                                         --------------                --------------
                                                      Net                           Net
                                                   Operating                     Operating
                                       Net          Profit           Net          Profit
                                      Sales         (loss)          Sales         (loss)
                                      -----         ------          -----         ------

     Brazil                        $  31,245      $   3,068      $  34,612      $  3,941
     Australia                        15,387            611         19,155           123
     United States                     7,538          1,118         10,247         1,745
     France                            1,838             86          2,609           177
     Argentina                         2,079           (205)         2,870           455
     Corporate - United States                       (1,010)                      (1,268)
                                   ---------      ---------      ---------      --------
     Totals                        $  58,087      $   3,668      $  69,493      $  5,173
                                   =========      =========      =========      ========

     Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction
     Cards and Systems ("TCS"), Printing Services and Document Management
     ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the three months ended as follows:

                                        March 31, 2001                March 31, 2000
                                        --------------                --------------
                                      Sales          %              Sales          %
                                      -----          -              -----          -

     Transaction Cards and Systems $  18,820        32.4         $  22,919        33.0
     Printing Services and
          Document Management         11,225        19.3            13,112        18.9
     Security Printing Solutions      28,042        48.3            33,462        48.1
                                   ---------       -----         ---------       -----
     Total Sales                   $  58,087       100.0         $  69,493       100.0
                                   =========       =====         =========       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN") the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), an Australian company with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

General

Sales by foreign subsidiaries represent 87% and 85% of the Company's consolidated sales for the three months ended March 31, 2001 and March 31, 2000, respectively. The Company has operations in Brazil, Australia, and France. These countries have experienced and continue to experience, significant exchange rate devaluation against the US dollar in 2001 when compared to 2000. In particular, Brazil's currency, the Real, continues to demonstrate high degrees of volatility against the U.S. dollar. The exchange rate devaluation in the Brazilian, Australian and French currencies for the first quarter of 2001 were approximately 14%, 18% and 7%, respectively, when compared to the first quarter of 2000. In addition, the Company's Argentine subsidiary has been and continues to be negatively impacted by Argentina's deep economic recession and high levels of unemployment, interest rates and government debt. The comparison below indicates the effect changes in foreign exchange rates has had on the results of operations of the Company, thereby enabling comparison of operating results in U.S. constant dollar terms ("constant dollars").

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

Comparison Of Results Of The Three Months Ended March 31, 2001 With The Three Months Ended March 31, 2000.

Sales

Sales decreased by $11.4 million or 16.4% from 2000. Exchange rate devaluation accounts for approximately $7.1 million of this decrease, of which $4.3 million is attributable to Brazil, $2.7 million to Australia and $0.1 million to France . The remaining net decrease in sales of $4.3 million in constant dollars is the result of lower sales of $2.7 million in the United States, $1.1 million in Australia, $0.8 million in Argentina and $0.7 million in France. These decreases were partly offset by higher sales in Brazil of $1.0 million.

The decrease of $2.7 million in sales in the United States was principally due to lower SPS sales at ABN. Demand for stock and bond certificates continues to decline in large part due to the continued trend toward next day settlement. In addition, there continues to be a decreasing demand for secure paper-based documents of value that are used in the public and private sector, such as traveler's checks, postal commemorative panels and secure commercial print. The lower sales from these products were partly offset by new revenue generated by distribution and fulfillment programs, which are at significantly lower margins.

Sales in Australia at LM were $1.1 million lower when compared to the prior year principally due to changes in its TCS product line. This was primarily due to the elimination of $0.8 million in revenues resulting from LM's sale of its transaction card equipment business in December 2000 and the transfer of $0.8 million of LM's smart card revenues as part consideration for a 50% smart card joint venture interest. These decreases were partially offset by an increase in drivers' license issuances of $0.3 million and $0.2 million of additional revenues resulting from higher demand in credit and debit card personalization.

In Argentina, the severe and ongoing economic recession continues to negatively impact Transtex. As a result, the TCS product line at Transtex has experienced a significant decline in transaction cards and card personalization both in terms of card volumes and price. This has resulted in lower sales of $0.8 million when compared to the prior year.

In France, the decrease of $0.7 million in TCS sales at CPS was primarily due to a decline in demand for phone cards. This decline was principally a result of the overall weakness experienced in the telecommunications sector.

Sales at ABNB in Brazil were $1.0 million higher than 2000 mainly as a result of a $1.3 million increase in TCS sales, as greater demand for stored value telephone cards accounted for approximately $1.0 million of the increase and stronger pricing on credit and debit cards of $0.3 million represented the balance of the increase. These increases were partly offset by $0.3 million in lower SPS sales due to a weakening demand for intaglio security print.

Cost of Goods Sold

Cost of goods sold decreased $8.2 million or 15.8% with a corresponding decrease in margins of $3.2 million. The impact of exchange rate devaluation accounts for approximately $5.5 million and $1.6 million of such decreases, respectively. The effect of devaluation by country on cost of goods sold and margins respectively is as follows: Brazil-$3.3 million and $1.0 million, Australia-$2.1 million and $0.6 million, and France-$0.1 million and nil.

The remaining net decrease in cost of goods sold of $2.7 million in constant dollars is the direct result of the $4.3 million decrease in sales discussed above. As a result, margins in constant dollars were unfavorable by approximately $1.6 million when compared to the prior year.

As a percentage of sales, cost of goods sold was slightly higher at 74.7% in 2001 as compared to 74.1% in 2000. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                         Three Months Ended March
                                         ------------------------
                                         2001                2000
                                         ----                ----

               Brazil                    77.7%               76.1%
               Australia                 77.4%               80.0%
               United States             54.8%               59.5%
               Argentina                 79.5%               58.9%
               France                    78.5%               80.3%

Cost of goods sold at ABNB in Brazil increased by $1.3 million with a corresponding reduction in margin of $0.3 million. The increase in both percentage and U.S. dollar terms is predominantly attributable to an increase in chemical costs for a new manufacturing process mandated by the Brazilian telephone companies in connection with the production of stored-value telephone cards.

Costs of goods sold at LM in Australia decreased by $1.2 million and resulted in a small increase in margin of $0.1 million when compared to the prior year. The decrease in cost of goods sold in U.S. dollar terms is primarily attributable to lower variable costs of $0.9 million directly related to the lower sales discussed above. The balance of the decrease of $0.3 million results in a favorable reduction of 2.1% in cost of goods sold and is attributable to a favorable product mix resulting from better pricing in card personalization, improved manufacturing efficiencies in the SPS product line as it relates to the production of passports, and a slight reduction in fixed overhead.

The decrease of $2.0 million in cost of goods sold at ABN in the U.S. resulted in a reduction in margin of approximately $0.7 million. Approximately $1.4 million of this decrease resulted from lower variable costs directly related to the reduction in sales volume discussed above. The balance of the decrease is the direct result of the cost and efficiency savings implemented at ABN during the latter part of 1999 and early 2000. These initiatives resulted in a reduction in fixed overhead of approximately $0.6 million.

In Argentina, cost of goods sold was unchanged from 2000. This resulted in a reduction in gross margin of $0.8 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 20.6% as the continuing economic crisis resulted in declining prices and excess capacity due to lower transaction card and card personalization volume levels.

At CPS in France, cost of goods sold decreased by $0.6 million from 2000. As a percentage of sales, cost of goods sold was 78.5 % in 2001 as compared to 80.3% in 2000 primarily due to a change in product mix with higher margin bank card volumes replacing the reduced volumes on lower margin phone cards.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $1.3 million when compared to the prior year. The impact of exchange rate devaluation on selling and administrative expenses accounts for approximately $0.7 million of this decrease, of which $0.4 million is attributable to Brazil and $0.3 million to Australia. As a result the net decrease in selling and administrative expenses in constant dollar terms is slightly lower by $0.6 million when compared to the prior year. This decrease was principally due to personnel reductions at LM in Australia and at the U.S. corporate office, with the remaining operating subsidiaries closely approximating the prior year. As a percentage of sales, selling and administrative expenses were slightly higher at 14.2 % in 2001 as compared to 13.8% in 2000. This percentage increase was directly attributable to the fixed component of selling and administrative expenses which could not be reduced commensurate with the overall decrease in sales.

Depreciation Expense

Depreciation and amortization expense was $0.4 million lower when compared to the prior year. The entire decrease is attributable to the impact of exchange rate devaluation and is evenly split between both Brazil and Australia.

Bankruptcy Costs

Bankruptcy costs decreased $0.5 million or 83% from 2000 principally resulting from the reduction in administrative costs associated with the Bankruptcy Court confirming the Parent's plan of reorganization in November 2000.

Interest Expense

Interest expense increased by $0.1 million from 2000. The impact of exchange rate devaluation on interest expense resulted in a decrease of approximately $0.3 million thereby resulting in a constant dollar increase of approximately $0.4 million when compared to the prior year. This increase is the direct result of approximately $0.3 million in additional accrued interest payable in kind on the Parent's U.S. dollar denominated public debt to be restructured upon consummation and an additional net $0.1 million increase in interest expense resulting from slightly higher short term local borrowings in Australia and Brazil.

Other Income and Expense, Net

Other income and expense decreased by $1.0 million from the prior year principally due to the gain on the sale of ABN's Pennsylvania facility in 2000 of $0.7 million and an increase in other miscellaneous expenses of approximately $0.3 million in 2001.

Discontinued operations

In October 2000, the Company sold the entire printing operations of its French subsidiary, the Sati Group ("Sati"). Discontinued operations represents the net income of $0.6 million of the Sati Group for the three months ended March 31, 2000 which was sold in October 2000.

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

Liquidity and Capital Resources

Summary of Cash Flows. Cash flow decreased by $1.2 million in the first quarter of 2001 compared to an increase of $2.0 million in the comparable period of 2000. This $3.2 million negative variance resulted principally from the following:

•	A $1.1 million net decrease in cash flow from operating activities attributable to $3.3 million in lower net income after non-cash adjustments partly offset by $2.2 million in favorable working capital variances. The favorable working capital variances are the result of payments made in 2000 to bring suppliers in line with normal payment terms in the U.S., payment delays by Brazilian government agencies in 2000 which were subsequently collected, and the build up of inventory and receivables in 2000 at CPS in France in order to meet an increase in card personalization demand. These favorable working capital variances were partly offset by payments made in 2001 by LM in Australia to bring creditors in line with normal payment terms and the deferral of payment of administrative fees in 2000 associated with the Parent's Chapter 11 Plan of Reorganization that were paid in December 2000 subsequent to confirmation.

•	A $1.9 million net decrease in investing activities attributable to $3.3 million of cash generated from the sale of ABN's Pennsylvania facility in 2000 partly offset by reduced capital expenditures of $1.4 million in 2001.

•	A slight increase in net financing and combined with the impact of exchange rate devaluation on cash balances on hand which accounts for the remaining $0.2 million decrease.

Short-Term Borrowings. At March 31, 2001, the Company's subsidiaries had drawn down approximately $2.7 million under their respective revolving credit facilities. The Company's domestic subsidiary, ABN, has a three-year asset based revolving credit facility, which matures on July 7, 2002, (the "Credit Facility") for general working capital and letters of credit purposes. At March 31, 2001, ABN had approximately $0.7 million of availability under the Credit Facility of which $0.4 million was used for working capital purposes and the balance of $0.3 million was used for outstanding letters of credit resulting in no availability under its line. Management believes that ABN has sufficient cash to satisfy its operating needs. The Company's French subsidiary, CPS, had available approximately $1.0 million under its working capital revolving credit facility at March 31, 2001, of which $0.2 million was used, leaving approximately $0.8 million available. In addition, the Company's Australian subsidiary, LM, has a working capital facility of approximately $2.7 million with a local bank collateralized by LM's banking syndicate. At March 31, 2001, LM had used approximately $1.7 million for borrowings and $0.4 million for outstanding letters of credit under the line, leaving approximately $0.6 million available with no material change occurring in such levels since then. The Company's Argentine subsidiary, Transtex, had available at March 31, 2001 short-term financing arrangements totaling $0.4 million with several local banks primarily secured by specific accounts receivable. No material change has occurred with respect to availability of funds under Transtex's financing arrangements since such date.

Long-Term Debt. The Parent's long-term debt subject to compromise (excluding accrued interest) consists of $56.5 million on its 10 3/8% Senior Notes due June 1, 2002 (the "Senior Secured Notes"), $95.0 million on its 11 1/4% Senior Subordinated Notes due December 1, 2007 (the "Senior Subordinated Notes"), $8.0 million on its Senior Unsecured Notes due August 1, 2002 (the "Senior Unsecured Notes"), and $3.7 million on its Zero Coupon Convertible Subordinated Notes due August and November 2002 (the "Convertible Subordinated Noteholders"). Long-term debt of subsidiaries includes $39.5 million (including current portion of $0.3 million) of LM's senior and subordinated non-recourse debt (the "LM debt"), $2.2 million of borrowings at ABNB primarily related to equipment purchases and $0.9 million of mortgage and other indebtedness.

On July 26, 2001, the LM debt was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the captions, "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates", "intends", "expects," "Plan of Reorganizations," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which should be considered in connection with a review of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations and Foreign Currency

The Company operates in Brazil, Australia, and France, which had significant foreign exchange fluctuations in 2000 and 2001. In addition, the Company operates in Argentina, which has raised the possibility of devaluation in an effort to end the country's three-year recession by stating that it would expand its peso-dollar currency peg system to include the euro for exporters and importers.

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the three months ending March 31, 2001, the Company experienced devaluation in the Brazilian, Australian and French currencies of 12.4%, 14.5% and 7.6% respectively. In particular, the Brazilian Real has historically demonstrated significant weakening against the U.S. dollar. As of September 30, 2001, the Real has devalued by approximately 42% against the U.S. dollar since the beginning of this year. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

PART II -OTHER INFORMATION
Item 1. Legal proceedings

Status of Chapter 11 Proceeding. In December 1999, the Parent, (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent's plan of reorganization (the "Plan") in the Chapter 11 Proceeding. The Plan has not yet been consummated.

In the intervening eleven months since the Bankruptcy Court's confirmation of the Plan, the Company has been adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. In addition, although it appears to have lessened recently, the Company continues to have serious concerns about the potential impact of Brazil's ongoing energy crisis.

As a result, the Parent has increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation. Consequently, management expects to propose to the Bankruptcy Court certain amendments to the Plan (a) to give the Parent the option to defer cash interest payments payable under its Senior Unsecured Notes if, in the reasonable judgment of management, sufficient cash is not available to pay such interest in cash and fund all other working capital needs of the Company, (b) to extend the maturity date of its Senior Unsecured Notes, and (c) to grant the Parent an option to extend the maturity date of its Senior Secured Notes. Additional amendments to the Plan may also be proposed. Such proposals would be subject, in all respects, to the approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, lower than anticipated operating income for the first nine months of the year 2001 has increased the risk that the Plan may require further amendment prior to consummation. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a further discussion of the Chapter 11 Proceeding.

Securities and Exchange Commission Litigation. The Company previously reported in its Form 8-K filed on July 23, 2001 that the Securities and Exchange Commission ("SEC") had filed a suit against Patrick Gentile, Executive Vice President and Chief Financial Officer of the Company, on July 1, 2001 for certain alleged violations of the antifraud, periodic reporting, record keeping, internal controls and lying to auditors provisions of the federal securities laws. The Company has been informed by counsel to Mr. Gentile that this suit was dismissed without prejudice on November 26, 2001.

Item 6. Exhibits and Reports on Form 8-K

(b)	Form 8-K filed August 16, 2001
- Item 5 - Other Events
Form 8-K filed July 23, 2001
- Item 5 - Other Events - Item 7 - Financial Statement, Pro Forma Financial Information and Exhibits
Form 8-K filed April 6, 2001
- Item 4 - Changes in Registrant's Certifying Accountant - Item 7 - Financial Statement, Pro Forma Financial Information and Exhibits

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

AMERICAN BANKNOTE CORPORATION

By: /s/ Steven G. Singer
Steven G. Singer
Chairman and Chief Executive Officer

By: /s/ Patrick J. Gentile
Patrick J. Gentile
Executive Vice President and
Chief Financial Officer

Dated: November 27, 2001