Form 10-Q
period 2001-06-30
AMERICAN BANKNOTE CORP
filed 2002-02-14
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 1-3410

AMERICAN BANKNOTE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization	13-0460520 (I.R.S. Employer Identification No.)

560 Sylvan Avenue Englewood Cliffs, New Jersey (Address of principal executive offices)	07632-3119 (Zip Code)

(201)-568-4400
Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes   No X

The number of shares outstanding of the issuer's Common Stock was 25,089,230 shares, par value $.01, outstanding as at December 31, 2001.

AMERICAN BANKNOTE CORPORATION

FORM 10-Q

I N D E X

PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

PART II - OTHER INFORMATION

Item 1.	Legal proceedings	28

Item 6.	Exhibits and Reports on Form 8-K	29

PART I – Financial Information

Item 1. Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                                      June 30,
                                                                        2001            December 31,
                                                                    (Unaudited)             2000
                                                                    -------------      --------------

  ASSETS
  Current assets
     Cash and cash equivalents                                       $  6,853           $    8,278
     Accounts receivable, net of allowance for doubtful
       accounts $1,675 and $1,554                                      27,118               34,613
     Inventories, net of allowances
       of $1,189 and $2,037                                            18,735               21,051
     Prepaid expenses and other                                         5,304                3,499
     Deferred tax assets of subsidiaries                                1,307                1,868
                                                                    -------------      ---------------
                 Total current assets                                  59,317                69,309
                                                                    -------------      ---------------

  Property, plant and equipment
     Land                                                               1,322                 1,500
     Buildings and improvements                                        15,101                17,111
     Machinery, equipment and fixtures                                 77,701                84,655
     Construction in progress                                             718                 1,252
                                                                    -------------      ---------------
                                                                       94,842               104,518
     Accumulated depreciation and amortization                        (48,452)              (52,172)
                                                                    -------------      ---------------
                                                                       46,390                52,346

     Other assets                                                       6,368                 8,007

     Investment in non-consolidated subsidiaries                        1,691                 2,405

     Deferred taxes of subsidiaries                                     3,928                 4,341

     Goodwill                                                          37,092                44,690
                                                                    -------------      ---------------
                 Total assets                                        $154,786               $181,098
                                                                    =============      ===============

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                                                  June 30,
                                                                                    2001           December 31,
                                                                                 (unaudited)          2000
                                                                              ------------------  -----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Pre-petition liabilities subject to compromise of parent
   Parent company debt obligation                                               $  163,163        $  163,151
   Accrued interest on parent company debt obligations                              27,000            22,981
   Other liabilities                                                                16,692            17,075
                                                                              ------------------  -----------------
Total pre-petition liabilities subject to compromise                               206,855           203,207

Current liabilities
   Post-petition liabilities of parent                                               2,359             2,701
   Revolving credit facilities of subsidiaries                                       3,772             3,025
   Accounts payable and accrued expenses of subsidiaries                            33,439            40,301
   Current portion of long-term debt of subsidiaries                                    69             1,791
                                                                              ------------------  -----------------
            Total current liabilities                                               39,639            47,818

Long-term debt of subsidiaries                                                      41,989            44,512

Other long-term liabilities of subsidiaries                                         15,230            17,704

Deferred taxes of subsidiaries                                                       3,447             4,077

Minority interest in subsidiary                                                     10,442            12,400
                                                                              ------------------  -----------------
            Total liabilities                                                      317,602           329,718
                                                                              ------------------  -----------------

Commitments and Contingencies

Stockholders' deficit
   Preferred Stock, authorized 2,500.000 shares
     no shares issued or outstanding
   Preferred Stock Series B, par value $.01 per share authorized
     2,500,000 shares, issued and outstanding 2,404,895 shares                          24                24
   Common Stock, par value $.01 per share, authorized 50,000,000
     shares; issued 27,812,281 shares                                                  278               278
   Capital  surplus                                                                 82,525            82,525
   Retained deficit                                                               (198,947)         (191,883)
   Treasury stock, at cost 2,723,051 shares                                         (1,285)           (1,285)
   Accumulated other comprehensive loss                                            (45,411)          (38,279)
                                                                              ------------------  -----------------
            Total stockholders' deficit                                           (162,816)         (148,620)
                                                                              ------------------  -----------------
                                                                                 $ 154,786        $  181,098
                                                                              ==================  =================

            See Notes to Condensed Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands, except per share data)

                                                 Six Months Ended                     Second Quarter Ended
                                                      June 30,                              June  30,
                                             2001              2000                     2001           2000
                                       --------------------------------------     --------------------------------

CONTINUING OPERATIONS
Sales                                   $   110,095         $ 137,133             $   52,008        $  67,640
                                       --------------------------------------     --------------------------------

Costs and expenses
 Cost of goods sold                          83,599           100,744                 40,190           49,176
 Selling and administrative                  15,963            18,585                  7,730            9,008
 Goodwill impairment                          1,874               -                    1,874               -
 Depreciation and amortization                5,297             5,904                  2,520            2,729
                                       --------------------------------------    ---------------------------------
                                            106,733           125,233                 52,314           60,913
                                       --------------------------------------    ---------------------------------
                                              3,362            11,900                   (306)           6,727

Other expense (income)
 Interest expense                             7,652             7,987                  3,633            4,054
 Interest and other, net                        638              (532)                   374              226
                                       --------------------------------------    ---------------------------------
                                              8,290             7,455                  4,007            4,280
                                       --------------------------------------    ---------------------------------

Income (loss) before reorganization
 items, taxes on income and
   minority interest                         (4,928)            4,445                 (4,313)           2,447

Reorganization costs                            102             1,265                      7              681
                                       --------------------------------------    ---------------------------------

Income (loss) before taxes on
 income and minority interest                (5,030)            3,180                 (4,320)           1,766

Taxes on income                               1,757             2,595                    711            1,623
                                       --------------------------------------    ---------------------------------

Income (loss) before minority
 interest                                    (6,787)              585                 (5,031)             143

Minority interest                               277             1,079                      2              496
                                       --------------------------------------    ---------------------------------

(Loss) from continuing operations            (7,064)             (494)                (5,033)            (353)

DISCONTINUED OPERATIONS
Income from discontinued operations
   (net of taxes $702  and $326)                 -                989                    -                349
                                       --------------------------------------    ---------------------------------
 NET INCOME (LOSS)                      $    (7,064)        $     495             $   (5,033)       $      (4)
                                       ======================================    =================================

Net income (loss) per common share -
   Basic and Diluted
   Continuing operations                $     (0.26)        $   (0.02)            $    (0.19)       $   (0.02)
   Discontinuted operations                     -                0.04                     -              0.02
                                       --------------------------------------    ---------------------------------
         Net income (loss)              $     (0.26)        $    0.02             $    (0.19)       $      -
                                       ======================================    =================================

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
(Dollars in thousands)

                                                         Six Months Ended                Second Quarter Ended
                                                             June 30,                          June 30,
                                                    2001           2000                  2001              2000
                                                ----------------------------------  ------------------------------------

Net income (loss)                               $   (7,064)    $     495            $   (5,033)         $     (4)

  Foreign currency translation adjustment           (7,132)         (567)               (2,894)           (1,377)
                                                ----------------------------------  ------------------------------------

Comprehensive (loss)                            $  (14,196)    $     (72)           $   (7,927)         $  (1,381)
                                                ==================================  ====================================

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        2001                2000
                                                                  ---------------------------------------

 Net cash provided by operating activities                        $     3,725          $   8,789

 Investing Activities

   Capital expenditures                                                (3,911)            (5,105)
   Proceeds from sale of assets                                           -                3,242
                                                                  ---------------------------------------
 Net cash used in investing activities                                 (3,911)            (1,863)

 Financing Activities
   Short-term credit facilities, net                                    2,102                970
   Repayments of long-term debt, net                                   (2,649)            (6,524)
   Dividend to minority shareholder                                      (531)               -
                                                                  ---------------------------------------
 Net cash used in financing activities                                 (1,078)            (5,554)

 Effect of foreign currenty exchange rate changes
   on cash and cash equivalents                                          (161)                64
                                                                  ---------------------------------------

 Increase (decrease) in cash and cash equivalents                      (1,425)             1,436

 Cash and cash equivalents - beginning of year
                                                                        8,278              4,610
                                                                  ---------------------------------------
 Cash and cash equivalents - end of period                        $     6,853          $   6,046
                                                                  =======================================

 Supplemental disclosures of cash flow information
   Taxes                                                          $     1,300          $   1,900
   Interest                                                             2,200              2,900
   Reorganization items                                                   800                200

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
     AND COMPREHENSIVE LOSS - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2001
(Dollars in thousands)

                                                                        Accumulated
                                                                          Other
                Preferred                                                 Compre-
                  Stock      Common    Capital    Retained   Treasury      hensive       Total
                Series B     Stock     Surplus     Deficit    Stock         Loss        Deficit
Balance -
January 1,
     2001       $   24       $  278    $ 82,525   $(191,883) $ (1,285)   $ (38,279)   $  (148,620)

Net Loss                                             (7,064)                               (7,064)

Currency
 Translation
 Adjustments                                                                (7,132)        (7,132)

                ---------    -------  ---------- ----------- ----------  ----------    -----------
 Balance
 June 30,
 2001          $   24       $  278    $ 82,525    $(198,947) $ (1,285)   $ (45,411)   $  (162,816)
                =========    =======  ========== =========== ==========  ==========    ===========

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 92.5% owned (effective June 30, 2001) Australian company (see Note G) with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of June 30, 2001 and for the six-month and second quarter periods ended June 30, 2001 and 2000 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the six months and second quarter ended June 30, 2001 may not be indicative of the results that may be expected for the full year.

In December 1999, the Parent (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent's plan of reorganization (the "Plan") in the Chapter 11 Proceeding. The Plan has not yet been consummated.

Management expects to propose to the Bankruptcy Court certain amendments to the Plan (a) to give the Parent the option to defer cash interest payments payable under its 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "Senior Unsecured Notes") if, in the reasonable judgment of management, sufficient cash is not available to pay such interest in cash and fund all other working capital needs of the Company, (b) to extend the maturity date of its Senior Unsecured Notes, and (c) to grant the Parent an option to extend the maturity date of its 10 3/8% Senior Secured Notes due June 1, 2002 (the "Senior Secured Notes"). Additional amendments to the Plan may also be proposed. Such proposals would be subject, in all respects, to the approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

The Company has significant operations in Brazil, Australia, and France, which had significant foreign exchange rate fluctuations against the U.S. Dollar in 2001 when compared to 2000. For the six months ended June 30, 2001, the Company experienced an average devaluation in the Brazilian, Australian and French currencies of 19%, 17% and 6% respectively against the U.S. Dollar. In particular, the Brazilian Real has experienced tremendous volatility against the U.S. Dollar with the Real devaluing by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). As of January 31, 2002, the Real had strengthened to R$2.44 to the Dollar but continues to experience significant volatility particularly in light of the Argentine crisis discussed below. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

The severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although banks and foreign exchange markets in Argentina have been closed temporarily by government decree, as of February 4, 2002, it appears that the Peso has devalued in markets outside of Argentina by approximately 50% against the Dollar.

Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Form 8-K filed on August 16, 2001 for a further discussion of the Chapter 11 Proceeding and other risk factors.

NOTE B - EARNINGS PER SHARE COMPUTATIONS

          Amounts used in the calculation of basic and diluted per share amounts for the six months and second quarter ended June 30, 2001 and June 30, 2000 follow:

                                                          Six Months Ended           Second Quarter Ended
                                                          ----------------           --------------------
                                                              June 30,                      June 30,
                                                              --------                      --------
                                                         2001           2000           2001           2000
                                                         ----           ----           ----           ----

Numerator for loss from continuing operations          $ (7,064)    $    495        $ (5,033)     $   (353)
                                                     ===========================   ==========================
Numerator income from discontinued operations         $    -        $    989        $    -        $    349
                                                     ===========================   ==========================

Denominator for per share computations
Weighted average number of shares outstanding
    (in thousands):
   Common Stock                                          25,089       25,089          25,089        25,089
   Series B Preferred Stock                               2,405        2,405           2,405         2,405
                                                     ---------------------------   --------------------------
   Denominator for per share computations                27,494       27,494          27,494        27,494
                                                     ===========================   ==========================

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

The Company did not engage in any material hedging activities for the six-month period ending June 30, 2001 and had no material derivative contracts outstanding as of June 30, 2001. As a result, the adoption of the new statement did not have any impact on the Company's results of operations or financial position.

In June 2001, the FASB issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets". FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. The Company is required to adopt FAS 142 as of January 1, 2002. Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The Company expects, on a prospective basis, that the non-amortization of goodwill will have the effect of increasing income by approximately $1.9 million in the year of adoption.

NOTE D - INVENTORIES (dollars in thousands) consisted of the following:

                                                     June 30,      December 31,
                                                      2001             2000
                                                      ----             ----

     Finished goods                                 $   989        $  1,257
     Work-in-progress (net of allowances of
      $1,189 and $2,037, respectively)                7,140           8,562
     Raw materials and supplies                      10,606          11,232
                                                    -------        ---------
                                                    $18,735         $21,051
                                                    =======        ==========

Inventories are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) method.

NOTE E - DISCONTINUED OPERATIONS

In October 2000, the Company sold the entire printing operations of its French subsidiary, the Sati Group ("Sati"). Income from discontinued operations for the six months and second quarter ended June 30, 2000 represents the unaudited net income of the Sati Group.

NOTE F - GOODWILL AND OTHER ASSET IMPAIRMENT

The Company believes that the ongoing economic crisis in Argentina will continue to have a negative effect on the profitability and cash flow of Transtex. The Company has therefore determined the remaining goodwill at Transtex to be impaired, and has provided for a $1.9 million impairment charge in the second quarter of 2001.

During the third quarter of 2001, ABN exited the currency printing business. Accordingly, a review of the carrying value of certain equipment and leases used in this business are estimated to result in a net pretax charge to earnings of approximately $0.6 million in the third quarter of 2001.

NOTE G - LONG-TERM DEBT OF SUBSIDIARIES

On June 26, 2001, the LM debt was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity some of which will vest over a period of time. As of June 30, 2001, 7.5% of this equity had vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE H - SEGMENT DATA (continued)

Summarized financial information for the six months ended June 30, 2001 and 2000 concerning the Company's reportable segments is as follows (in thousands):

                                                             Six Months Ended
                                                             ----------------
                                                June 30, 2001                 June 30, 2000
                                                -------------                  -------------
                                                         Operating                           Operating
                                           Net             Profit             Net              Profit
                                          Sales            (Loss)            Sales             (Loss)
                                          -----            ------            -----             ------

     Brazil                             $  56,846        $   4,340          $  67,846        $  7,925
     Australia                             29,608            1,580             38,932           2,860
     United States                         15,828            1,714             19,584           3,592
     France                                 3,636              180              5,546             105
     Argentina                              4,177           (2,350)             5,225              78
     Corporate - United States                              (2,102)                            (2,660)
                                         ---------       ----------         ---------         --------
           Totals                    $    110,095        $   3,362          $ 137,133         $11,900
                                         =========       ==========         =========         ========

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the six months ended June 30, 2001 and 2000 as follows (dollars in thousands):

                                                       Six Months Ended
                                                       ----------------
                                            June 30, 2001                June 30, 2000
                                            -------------                -------------
                                           Sales         %             Sales          %
                                           -----         -             -----          -

Transaction Cards and Systems          $  35,836        32.5        $  44,309       32.3
Printing Services and
   Document Management                    20,800        18.9           26,312       19.2
Security Printing Solutions               53,459        48.6           66,512       48.5
                                        ---------    ----------      ---------    --------
Total Sales                            $ 110,095       100.0        $ 137,133      100.0
                                        =========    ==========      =========    ========

NOTE H - SEGMENT DATA (continued)

Summarized financial information for the three months ended June 30, 2001 and 2000 concerning the Company's reportable segments is as follows (in thousands):

                                                              Second Quarter Ended
                                                              --------------------
                                                June 30, 2001                 June 30, 2000
                                                -------------                  -------------
                                                         Operating                           Operating
                                           Net             Profit             Net              Profit
                                          Sales            (Loss)            Sales             (Loss)
                                          -----            ------            -----             ------
     Brazil                           $   25,601         $  1,272           $  33,234        $   3,984
     Australia                            14,221              969              19,777             2,737
     United States                         8,290              596               9,337            1,845
     France                                1,798               94               2,937              (72)
     Argentina                             2,098           (2,145)              2,355             (375)
     Corporate - United States                             (1,092)                              (1,392)
                                         ---------       ----------         ---------         --------
     Totals                            $  52,008          $  (306)          $  67,640         $  6,727
                                         =========       ==========         =========         ========

The table below presents the principal product line components of these sales for the three months ended June 30, 2001 and 2000 as follows (dollars in thousands):

                                                      Second Quarter Ended
                                                      --------------------
                                            June 30, 2001                June 30, 2000
                                            -------------                -------------
                                           Sales         %             Sales          %
                                           -----         -             -----          -

Transaction Cards and Systems            $  17,013      32.7         $  21,389        31.6
Printing Services and
   Document Management                       9,575      18.4            13,201        19.5
Security Printing Solutions                 25,420      48.9            33,050        48.9
                                        ---------    ----------      ---------    --------
Total Sales                              $  52,008     100.0         $  67,640       100.0
                                        =========    ==========      =========    ========

NOTE I - OTHER EVENTS

Defined Benefit Pension Plan Termination

In 2001, the IRS approved the termination of the ABN defined pension plan. The defined pension plan was terminated in the fourth quarter of 2001, resulting in approximately $0.7 million of excess proceeds reverting to ABN after all payments required in connection with the termination.

State and Local Taxes

The NYC Department of Finance ("NYC") notified the Parent in the third quarter of 2001 that it was contesting the Parent's position that it could file a combined franchise tax return in that jurisdiction. On that basis NYC has issued a formal assessment for additional taxes and interest of approximately $1.1 million related to tax years up to and including 1992. Management believes that it has meritorious defenses to the assessment and intends to vigorously contest it . Also in the third quarter, the statute of limitations relating to the potential assessment of certain state taxes, based upon the same premise as in the aforementioned assessment, expired in 2001. An aggregate reserve of approximately $3.4 million, including interest, was established in prior years for potential adjustments that could arise from audits by state and local taxing authorities. As a result of the expiration of the statute of limitations, the Parent estimated that approximately $1.8 million of this reserve, including interest of $0.7 million, was no longer required and was reversed in the third quarter of 2001. The $1.6 million balance of the reserve will remain on the Parent's balance sheet to cover remaining potential adjustments, including the NYC assessment noted above. The extent of the Parent's actual liability will depend upon what other assessments, if any, are asserted and the outcome of the Parent's defense of its position in connection with the NYC assessment.

Brazil Equity

As a result of the delay in consummating the Parent's Plan, and the decreased value in the Real, the Parent and Brazil's local management agreed on January 4, 2002 to terminate the agreement to sell a 2% interest in ABNB to local management.

Under a separate agreement dated December 12, 2001, ABNB agreed to an incentive bonus arrangement with Sidney Levy, President of ABNB, which will entitle Mr. Levy to a cash bonus in the event that ABNB is sold by the Parent during Mr. Levy's employment as President of ABNB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 92.5% owned (effective June 30, 2001) Australian company (see "Liquidity and Capital Resources") with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

General

Sales by foreign subsidiaries represent approximately 86% of the Company's consolidated sales for both the six months ended June 30, 2001 and June 30, 2000. Sales by foreign subsidiaries represent approximately 84% and 86% of the Company's consolidated sales for the Second Quarter ended June 30, 2001 and June 30, 2000, respectively. The Company's operations in Brazil, Australia, and France have experienced in 2001, and continue to experience, significant exchange rate devaluation against the U.S. Dollar, when compared to 2000. In particular, Brazil's currency, the Real, continues to demonstrate high degrees of volatility against the U.S. Dollar, with the Real devaluing by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001(R$1.95). While the Brazilian Real has strengthened as of January 31, 2002 to R$2.44 to the U.S. Dollar, the currency continues to experience significant volatility and there can be no certainty that it will stabilize at any particular level. The average exchange rate devaluation in the Brazilian, Australian and French currencies for the first six months of 2001 was approximately 19%, 17% and 6%, respectively, when compared to the first six months of 2000 and, in comparing the second quarter of 2001 to the second quarter of 2000, the average exchange rate devaluation in these currencies was approximately 28%, 16% and 7% respectively.

Transtex has been, and continues to be, negatively impacted by Argentina's ongoing economic recession, political instability, extremely high levels of unemployment and interest rates, and default on the government debt such that any further deterioration may impact Transtex's ability to continue as a going concern.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although banks and foreign exchange markets in Argentina have been closed temporarily by government decree, as of February 4, 2002, it appears that the Peso has devalued in markets outside of Argentina by approximately 50% against the Dollar. The financial information for Transtex contained herein does not include the effect of any devaluation which occurred in 2002. For illustrative purposes, however, a 50% devaluation at June 30, 2001, would have decreased consolidated equity as of such date by approximately $1.7 million.

The comparisons below isolate and quantify the effect changes in foreign exchange rates have had on the results of operations of the Company, thereby enabling comparison of operating results of the Company's subsidiaries in U.S. constant dollar terms ("constant dollars").

Comparison Of Results Of The Six Months Ended June 30, 2001 With The Six Months Ended June 30, 2000.

Sales

Sales decreased by $27.0 million or 19.7% from 2000. Exchange rate devaluation accounts for approximately $16.2 million of this decrease, of which $11.1 million is attributable to Brazil, $4.9 million to Australia and $0.2 million to France. The remaining net decrease in sales of $10.8 million in constant dollars is the result of lower sales of $3.8 million in the United States, $4.4 million in Australia, $1.0 million in Argentina and $1.7 million in France. Sales in Brazil increased slightly by $0.1 million when compared to the prior year. The net decrease in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $3.8 million in sales in the United States was principally due to the elimination of $1.7 million in revenues resulting from the sale of American Banknote Card and Merchant Services ("ABNCMS"), the Company's former card and merchant processing business, in September 2000 and $2.1 million in lower SPS sales at ABN. The decrease in SPS sales at ABN was caused by the declining demand for stock and bond certificates due to the continued trend toward next day settlement and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sectors, such as traveler's checks, postal commemorative panels and secure commercial print. This decline in demand resulted in diminished revenues at ABN of approximately $4 million and were partly offset by $1.9 million of new revenue generated from lower margin distribution and fulfillment programs.

Sales in Australia at LM were $4.4 million lower when compared to the prior year as sales in all three principal product lines experienced negative trends when compared to the prior year. SPS sales were $2.4 million lower mainly due to $3.4 million in reduced volumes on bank checks resulting from the loss of a customer to a competitor and an overall downward trend in check usage. This decrease was partly offset by an increase in passport orders from the Australian government of $1.0 million. Sales of PSDM products were $1.4 million lower due mainly to a one-time increase in sales in 2000 under a contract with the Australian government in 2000 resulting from the introduction of its general sales tax program. TCS sales were lower by $0.6 million due to the elimination of $2.0 million in revenues resulting from LM's sale of its transaction card equipment business in December 2000, partly offset by an increase in demand for credit and debit card personalization of $0.8 million and an increase in driver license issuances of $0.6 million.

In Argentina, the severe and ongoing economic recession continued to negatively impact Transtex. As a result, the TCS product line at Transtex experienced a significant decline in transaction card personalization and transaction card equipment sales due to an overall weakness in the banking sector as credit markets continued to tighten. In addition, the mix of production in base stock cards whereby larger volumes of lower priced bank debit and phone cards replaced higher margin credit cards further reduced Transtex's profitability. As a result of these factors, sales were $1.0 million lower when compared to the prior year.

In France, the decrease of $1.7 million in TCS sales at CPS was primarily due to a decline in demand for phone cards of $1.9 million partly offset by an increase in sales of bank cards of $0.2 million. The decrease in sales of phone cards was principally a result of the overall weakness experienced in the French telecommunications sector.

Sales at ABNB in Brazil were $0.1 million higher than in 2000. The net increase was the result of a $1.9 million increase in TCS sales due to greater demand for stored value telephone cards. This increase was almost entirely offset by a decrease in SPS sales of $1.8 million, as sales of checks and intaglio security print declined by $3.2 million due to lower customer usage and a weakening security print market while driver license issuances increased by $1.4 million.

Cost of Goods Sold

Cost of goods sold decreased $17.1 million or 17.0% from 2000, with a corresponding decrease in gross margins of $9.9 million. Exchange rate devaluation accounts for approximately $12.8 million and $3.4 million of such decreases, respectively. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $8.8 million and $2.2 million, Australia - $3.8 million and $1.1 million, and France - $0.2 million and $0.1 million.

The remaining net decrease in cost of goods sold of $4.3 million in constant dollars was primarily the result of the $10.8 million decrease in sales discussed above. As a result, gross margins in constant dollars were unfavorable by approximately $6.5 million when compared to the prior year. The net decrease in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 75.9% in 2001 as compared to 73.5% in 2000. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                    Six Months Ended June
                                    ---------------------
                                   2001               2000
                                   ----               ----

         Brazil                    79.8%              76.0%
         Australia                 77.1%              76.1%
         United States             58.9%              57.1%
         Argentina                 79.4%              69.7%
         France                    75.9%              84.9%

Cost of goods sold at ABNB in Brazil increased by $2.6 million with a corresponding reduction in gross margins of $2.5 million. As a percentage of sales, cost of goods sold at ABNB was 3.8% higher than in 2000. The increase as both a percentage of sales and in U.S. Dollar terms is predominantly attributable to an increase in chemical costs and higher than normal waste factors, as ABNB was required to adopt a new manufacturing process mandated by the Brazilian telephone companies in connection with the production of stored-value telephone cards.

Costs of goods sold at LM in Australia decreased by $3.0 million and resulted in a corresponding reduction in gross margins of $1.4 million when compared to the prior year. The decrease in cost of goods sold in U.S. Dollar terms is primarily attributable to lower variable costs of $2.2 million directly related to the lower sales discussed above. The balance of the decrease of $0.8 million results from an overall reduction in fixed overhead. Despite the reductions in fixed overhead, cost of goods sold as a percentage of sales rose slightly by approximately 1% when compared to the prior year as the decrease in fixed expenses could not be reduced commensurate with the overall decrease in sales.

The net decrease of $1.8 million in cost of goods sold in the United States was principally due to the elimination of $1.4 million in expenses resulting from the sale of ABNCMS in September 2000. The remaining reduction in cost of goods sold of $0.4 million was due to lower fixed overhead of approximately $1.0 million as a result of the cost and efficiency savings programs implemented at ABN during the latter part of 1999 and early 2000, partly offset by an increase of $0.6 million in variable costs due to a change in product mix whereby higher margin, lower cost security print products were replaced by value added fulfillment and printing services which bear higher costs and provide lower gross margins. As a result, the Company's U.S. segment experienced a reduction in gross margins of $2.0 million and a 1.8% net increase in the cost of goods sold as a percentage of sales when compared to 2000.

At Transtex in Argentina, cost of goods sold was approximately $0.3 million lower than in 2000 on a significantly lower sales base due primarily to a change in sales mix, resulting from higher margin credit and deficit cards replacing lower margin phone cards. This resulted in a reduction in gross margins of $0.7 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 9.7% as the continuing economic crisis resulted in declining prices and excess capacity due to lower transaction card and card personalization volume levels.

At CPS in France, cost of goods sold decreased by $1.8 million from 2000 with gross margins up approximately $0.1 million. As a percentage of sales, cost of goods sold improved by approximately 9.0% from 2000 primarily due to a change in product mix with higher margin bank card volumes replacing the reduced volumes on lower margin phone cards.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $2.6 million when compared to the prior year. The impact of exchange rate devaluation on selling and administrative expenses accounts for approximately $1.5 million of this decrease, of which $0.9 million is attributable to Brazil and $0.6 million to Australia. As a result, the net decrease in selling and administrative expenses from the prior year in constant dollar terms was $1.1 million. This decrease was principally due to the elimination of $0.4 million in expenses related to the sale of ABNCMS in September 2000, and personnel reductions and lower professional fees at LM in Australia and at the U.S. corporate office of approximately $0.6 million and $0.5 million, respectively. The remaining operating subsidiaries closely approximated the prior year with the exception of ABN, which had an increase of $0.4 million due to startup and consulting fees necessary to set up its new fulfillment operations. As a percentage of sales, selling and administrative expenses were slightly higher at 14.5 % in 2001 as compared to 13.6% in 2000. This percentage increase was directly attributable to the fixed component of selling and administrative expenses which could not be reduced commensurate with the overall decrease in sales.

Goodwill Impairment

Goodwill impairment represents the remaining write down of goodwill on the books of Transtex as a result of operating losses and the economic uncertainties in Argentina.

Depreciation Expense

Depreciation and amortization expense was $0.6 million lower when compared to the prior year. This decrease was primarily attributable to the impact of exchange rate devaluation of approximately $0.8 million which resulted in a net increase of $0.2 million in constant dollars. This increase was the result of slightly higher depreciation on plant and equipment at LM of $0.2 million, ABNB of $0.1 million and CPS of $0.1 million, partly offset by the elimination of goodwill amortization of $0.2 million resulting from the write down of $9.5 million of goodwill at Transtex in December 2000.

Bankruptcy Costs

Bankruptcy costs decreased $1.2 million or 81% from 2000 principally due to the reduction in administrative costs associated with the Bankruptcy Court confirming the Parent's plan of reorganization in November 2000.

Interest Expense

Interest expense decreased by $0.3 million from 2000. The impact of exchange rate devaluation on interest expense resulted in a decrease of approximately $0.4 million thereby resulting in a constant dollar increase of approximately $0.1 million when compared to the prior year. This increase was the direct result of approximately $0.3 million in additional accrued interest payable in kind on the Parent's U.S. dollar denominated public debt to be restructured upon consummation of the Parent's plan of reorganization offset by a net $0.2 million decrease in interest expense resulting from slightly lower local borrowings at the operating subsidiaries.

Other Income and Expense, Net

Other income and expense decreased by $1.2 million from the prior year principally due to the gain on the sale of ABN's Pennsylvania facility in 2000 of $0.7 million and an increase in other miscellaneous expenses of approximately $0.5 million in 2001, of which approximately $0.3 million resulted from the equity loss on the Company's interest in a joint venture with Gemplus SA in Brazil.

Discontinued Operations

In October 2000, the Company sold the entire printing operations of its French subsidiary, the Sati Group ("Sati"). Discontinued operations represents the net income of $1.0 million of the Sati Group for the six months ended June 30, 2000.

Taxes on Income

Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of foreign taxes in the U.S. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance against its U.S. net operating losses and other U.S. deferred tax assets due to the uncertainty as to the realization of U.S. taxable income in the future.

Minority Interest

Minority interest represents the 22.5% minority interest in ABNB held by Banco Bradesco.

Comparison Of Results Of The Three Months Ended June 30, 2001 With The Three Months Ended June 30, 2000.

Sales

Sales decreased by $15.6 million or 23.1% from 2000. Exchange rate devaluation accounts for approximately $9.7 million of this decrease, of which $7.2 million is attributable to Brazil, $2.3 million to Australia and $0.2 million to France. The remaining net decrease in sales of $5.9 million in constant dollars was the result of lower sales of $1.0 million in the United States, $3.2 million in Australia, $0.3 million in Argentina, $0.9 million in France and $0.5 million in Brazil. The net decrease in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $1.0 million in sales in the United States was due to the elimination of revenues resulting from the sale of ABNCMS in September 2000. While SPS sales at ABN approximated the prior year, the mix of sales was adversely impacted as revenue generated from new lower margin distribution and fulfillment programs replaced that from higher margin products such as stock and bond certificates, traveler's checks, postal commemorative panels and secure commercial print. The continued trend toward next day settlement and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $3.2 million lower when compared to the prior year as sales in the SPS and PSDM product lines experienced negative trends when compared to the prior year. SPS sales were $2.3 million lower mainly resulting from reduced volumes on bank checks due to the loss of a customer to a competitor and an overall downward trend in check usage. Sales of PSDM products were $1.3 million lower due mainly to a one-time increase in sales in 2000 under a contract with the Australian government resulting from the introduction of its general sales tax program. These decreases were partly offset by higher net TCS sales of $0.4 million due to an overall increase in demand for credit and debit card base stock and personalization of $1.2 million and an increase in driver license issuances of $0.2 million. These increases in TCS sales were partly offset by the elimination of $1.0 million in TCS revenues resulting from LM's sale of its transaction card equipment business in December 2000.

In Argentina, the severe and ongoing economic recession continued to negatively impact Transtex. As a result, the TCS product line at Transtex experienced a significant decline in transaction card personalization and transaction card equipment sales due to an overall weakness in the banking sector as credit markets continued to tighten. In addition, the mix of production in base stock cards whereby larger volumes of lower priced bank debit and phone cards replaced higher margin credit cards further reduced Transtex's profitability. As a result of these factors, sales were $0.3 million lower when compared to the prior year.

In France, the decrease of $0.9 million in TCS sales at CPS was due to a decline in demand for phone cards principally as a result of the overall weakness experienced in the telecommunications sector.

Sales at ABNB in Brazil were $0.5 million lower than in 2000. The net decrease was the result of lower SPS sales of $1.1 million, as checks and intaglio security print declined by $1.3 million due to lower customer usage and a weakening security print market partly offset by an increase in driver license issuances of $0.2 million. This decrease was offset by an increase of $0.6 million in TCS sales due to greater demand for stored value telephone cards.

Cost of Goods Sold

Cost of goods sold decreased $9.0 million or 18.3% from 2000, with a corresponding decrease in gross margins of $6.6 million. The impact of exchange rate devaluation accounts for approximately $7.9 million and $1.8 million of such decreases, respectively. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $5.9 million and $1.3 million, Australia - $1.8 million and $0.5 million, and France - $0.2 million and nil.

The remaining net decrease in cost of goods sold of $1.1 million in constant dollars was the direct result of the $5.9 million decrease in sales discussed above. As a result, gross margins in constant dollars decreased by approximately $4.8 million when compared to the prior year. The net decrease in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold was higher at 77.3% in 2001 as compared to 72.7% in 2000. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                       Three Months Ended June
                                       -----------------------
                                      2001                 2000
                                      ----                 ----

            Brazil                    82.4%                75.9%
            Australia                 76.8%                72.3%
            United States             62.7%                54.3%
            Argentina                 79.3%                82.8%
            France                    73.2%                88.9%

Cost of goods sold at ABNB in Brazil increased by $1.7 million from 2000, with a corresponding reduction in gross margins of $2.2 million. As a percentage of sales, cost of goods sold at ABNB was 6.5% higher than in 2000. The increase as both a percentage of sales and in U.S. Dollar terms was predominantly attributable to an increase in chemical costs and higher than normal waste factors, as ABNB was required to adopt a new manufacturing process mandated by the Brazilian telephone companies in connection with the production of stored-value telephone cards.

Costs of goods sold at LM in Australia decreased by $1.6 million and resulted in a corresponding reduction in gross margins of $1.6 million when compared to the prior year. The decrease in cost of goods sold in U.S. Dollar terms was primarily attributable to lower variable costs of $1.5 million directly related to the lower sales discussed above, with fixed overhead only marginally lower by $0.1 million when compared to 2000. As a result of fixed overhead remaining relatively constant over a lower sales base, cost of goods sold as a percentage of sales increased by approximately 4.5% as compared to the prior year.

The net increase of $0.1 million in cost of goods sold in the United States was principally due to the elimination of $0.9 million in expenses resulting from the sale of ABNCMS in September 2000 offset by an increase in cost of goods sold of $1.0 million at ABN. With respect to ABN, the increase in cost of goods sold in both Dollars and as a percentage of sales when compared to 2000 was directly related to a change in product mix whereby higher margin and lower cost security print products were replaced by lower margin and higher cost direct fulfillment and printing services. Consequently, gross margins in the Company's U.S. segment decreased by $1.1 million.

In Argentina, cost of goods sold at Transtex was approximately $0.3 million lower than in 2000, which completely offset the effect of lower sales and resulted in no change in gross margins. This was primarily the result of cost cutting steps taken to achieve an overall reduction in labor and fix costs in an effort to continue to operate Transtex on a going concern basis in light of the severe ongoing economic crisis in Argentina. As a result, cost of goods sold as a percentage of sales improved by 3.5% over the prior year.

At CPS in France, cost of goods sold decreased by $0.9 million from 2000 which completely offset the effect of lower sales and resulted in no change in gross margins. As a percentage of sales, cost of goods sold was down by approximately 15.7% from 2000 primarily due to a change in product mix with higher margin bank card volumes replacing the reduced volumes on lower margin phone cards.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $1.3 million when compared to the prior year. The impact of exchange rate devaluation on selling and administrative expenses accounts for approximately $0.8 million of this decrease, of which $0.6 million is attributable to Brazil and $0.2 million to Australia. As a result, the net decrease in selling and administrative expenses from the prior year in constant dollar terms was $0.5 million. This decrease was principally due to the elimination of $0.2 million in expenses related to the sale of ABNCMS in September 2000, personnel reductions and lower professional fees at LM in Australia, CPS in France and at the U.S. corporate office of approximately $0.1 million, $0.1 million and $0.4 million, respectively. The remaining operating subsidiaries closely approximated the prior year with the exception of ABN, which had an increase of $0.3 million due to startup and consulting fees necessary to set up its new fulfillment operations. As a percentage of sales, selling and administrative expenses were higher at 14.9 % in 2001 as compared to 13.8% in 2000. This percentage increase was directly attributable to the fixed component of selling and administrative expenses which could not be reduced commensurate with the overall decrease in sales.

Goodwill Impairment

Goodwill impairment represents the remaining write down of goodwill on the books of Transtex as a result of operating losses and the economic uncertainties in Argentina.

Depreciation Expense

Depreciation and amortization expense was $0.2 million lower when compared to the prior year. This decrease was primarily attributable to the impact of exchange rate devaluation of approximately $0.5 million which resulted in a net increase of $0.3 million in constant dollars. This increase was the result of slightly higher depreciation on plant and equipment at ABNB of $0.2 million, LM of $0.1 million and CPS of $0.1 million partly offset by the elimination of goodwill amortization of $0.1 million resulting from the write down of $9.5 million of goodwill at Transtex in December 2000.

Bankruptcy Costs

Bankruptcy costs decreased by $0.7 million from 2000 principally due to the reduction in administrative costs associated with the Bankruptcy Court confirming the Parent's plan of reorganization in November 2000.

Interest Expense

Interest expense decreased by $0.4 million from 2000. The impact of exchange rate devaluation on interest expense resulted in a decrease of approximately $0.2 million thereby resulting in a constant dollar decrease of approximately $0.2 million when compared to the prior year. This decrease was the direct result of a net $0.4 million decrease in interest expense resulting from slightly lower local borrowings at the operating subsidiaries partly offset by approximately $0.2 million in additional accrued interest payable in kind on the Parent's U.S. Dollar denominated public debt to be restructured upon consummation of the Parent's plan of reorganization.

Other Income and Expense, Net

Other income and expense closely approximates the prior year.

Discontinued Operations

In October 2000, the Company sold the entire printing operations of Sati. Discontinued operations represents the net income of $0.3 million of Sati for the three months ended June 30, 2000.

Taxes on Income

Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of foreign taxes in the U.S. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance against its U.S. net operating losses and other U.S. deferred tax assets due to the uncertainty as to the realization of U.S. taxable income in the future.

Minority Interest

Minority interest represents the 22.5% minority interest in ABNB held by Banco Bradesco.

Liquidity and Capital Resources

Summary of Cash Flows. Cash flow decreased by $1.4 million in the six months of 2001 compared to an increase of $1.4 million in the comparable period of 2000. This $2.8 million negative variance resulted principally from the following:

•	A $5.1 million net decrease in cash flow from operating activities attributable to $7.2 million in lower net income after non-cash adjustments partly offset by $2.1 million in favorable working capital variances. The favorable working capital variances are the result of payments made in 2000 to bring suppliers in line with normal payment terms in the U.S., payment delays by Brazilian government agencies in 2000 which were subsequently collected, and the build up of inventory and receivables in 2000 at CPS in France in order to meet an increase in card personalization demand, as offset by certain payments made in 2001 by LM in Australia to bring creditors in line with normal payment terms and the deferral of payment of administrative fees in 2000 associated with the Parent's Chapter 11 plan of reorganization that were paid in December 2000 subsequent to confirmation.

•	A $2.0 million net decrease in cash flow from investing activities attributable to $3.2 million of cash generated from the sale of ABN's Pennsylvania facility in 2000 partly offset by decreased capital expenditures of $1.2 million in 2001.

•	A $4.3 million net increase in cash from financing activities is attributable to net decreased debt payments in 2001 of $5.0 million (principally in Brazil) offset by $0.5 million of increased dividends paid in 2001 to the minority shareholder of ABNB. The impact of exchange rate devaluation in 2001 on cash balances on hand accounted for the remaining $0.2 million decrease in cash.

Short-Term Borrowings. At June 30, 2001, the Company's subsidiaries had outstanding approximately $3.8 million under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, has a three-year asset based revolving credit facility, which matures on July 7, 2002, (the "Credit Facility") for general working capital and letters of credit purposes. ABN had approximately $1.0 million of availability under the Credit Facility of which $0.7 million was used for working capital purposes and the balance of $0.3 million was used for outstanding letters of credit resulting in no availability under its line at June 30, 2001. Although ABN expects to replace the Credit Facility upon its maturity, management believes that ABN's operations and working capital are sufficient to satisfy its operating requirements without any credit facility. The Company's Brazilian subsidiary, ABNB had $2.3 million of short-term borrowing at June 30, 2001 in connection with various equipment purchases. The Company's French subsidiary, CPS, had available approximately $0.9 million under its working capital revolving credit facility at June 30, 2001, with no borrowing against the facility since that date. In addition, the Company's Australian subsidiary, LM, has a working capital facility of approximately $2.8 million with a local bank collateralized by LM's banking syndicate. At June 30, 2001, LM had used approximately $0.4 million for outstanding letters of credit under the line, leaving approximately $2.4 million available with no material change occurring in such levels since then. The Company's Argentine subsidiary, Transtex, had available at June 30, 2001 short-term financing arrangements totaling $0.7 million with several local banks primarily secured by specific accounts receivable. As a result of overall credit tightening by the banks in Argentina, no further credit terms are available to Transtex.

Long-Term Debt. The Parent's long-term debt subject to compromise (excluding accrued interest) consists of $56.5 million on its 10 3/8% Senior Notes due June 1, 2002 (the "Senior Secured Notes"), $95.0 million on its 11 ¼% Senior Subordinated Notes due December 1, 2007 (the "Senior Subordinated Notes"), $8.0 million on its Senior Unsecured Notes due August 1, 2002 (the "Senior Unsecured Notes"), and $3.7 million on its Zero Coupon Convertible Subordinated Notes due August 2, 2002 and November 25, 2002 (the "Convertible Subordinated Noteholders"). Long-term debt of subsidiaries includes $40.8 million of LM's senior and subordinated non-recourse debt (the "LM debt"), and $0.8 million of mortgage and other indebtedness.

On June 26, 2001, the LM debt was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As of June 30, 2001, 7.5% of this equity has vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the captions, "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates", "intends", "expects," "Plan of Reorganization," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which should be considered in connection with a review of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations and Foreign Currency

The Company operates in Brazil, Australia, and France, which had significant foreign exchange fluctuations in 2000 and 2001. In addition, the Company operates in Argentina, which has recently defaulted on its government debt and has devalued its currency in an effort to end the country's four-year recession.

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. Dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the six months ending June 30, 2001, the Company experienced an average devaluation in the Brazilian, Australian and French currencies of 19%, 17% and 6% respectively. In particular, the Brazilian Real has experienced tremendous volatility against the U.S. Dollar with the Real devaluing by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). As of January 31, 2002, the Real has since improved to R$2.44 to the U.S. Dollar but continues to experience significant volatility, particularly in light of the Argentine crisis discussed below. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

The severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although banks and foreign exchange markets in Argentina have been closed temporarily by government decree, as of February 4, 2002, it appears that the Peso has devalued in markets outside of Argentina by approximately 50% against the Dollar.

PART II -OTHER INFORMATION
Item 1. Legal proceedings

Status of Chapter 11 Proceeding. In December 1999 the Parent (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent's plan of reorganization (the "Plan") in the Chapter 11 Proceeding. The Plan has not yet been consummated.

In the intervening period since the Bankruptcy Court's confirmation of the Plan, the Company has been adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. In addition, although it appears to have lessened recently, the Company continues to monitor any potential impact that may result from Brazil's ongoing energy crisis.

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

As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, lower than anticipated operating income in 2001 has increased the risk that the Plan may require further amendment prior to consummation. Furthermore, additional administrative expenses will be required to consummate the Plan, the full effects of which can not be readily determined. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a further discussion of the Chapter 11 Proceeding.

State and Local Taxes

The NYC Department of Finance ("NYC") notified the Parent in the third quarter of 2001 that it was contesting the Parent's position that it could file a combined franchise tax return in that jurisdiction. On that basis NYC has issued a formal assessment for additional taxes and interest of approximately $1.1 million related to tax years up to and including 1992. Management believes that it has meritorious defenses to the assessment and intends to vigorously contest it . Also in the third quarter, the statute of limitations relating to the potential assessment of certain state taxes, based upon the same premise as in the aforementioned assessment, expired in 2001. An aggregate reserve of approximately $3.4 million, including interest, was established in prior years for potential adjustments that could arise from audits by state and local taxing authorities. As a result of the expiration of the statute of limitations, the Parent estimated that approximately $1.8 million of this reserve, including interest of $0.7 million, was no longer required and was reversed in the third quarter of 2001. The $1.6 million balance of the reserve will remain on the Parent's balance sheet to cover remaining potential adjustments, including the NYC assessment noted above . The extent of the Parent's actual liability will depend upon what other assessments, if any, are asserted and the outcome of the Parent's defense of its position in connection with the NYC assessment.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1	Correspondence between the Parent and Mr. Sydney Levy, dated as of January 2, 2002 and January 4, 2002, terminating that certain Stock Purchase and Sale Agreement, dated January 9, 2001, by and between the Parent, ABN Equities Inc., ABNB and Mr. Levy.

Exhibit 10.2	Correspondence between the Parent and Mr. Jose Domingos Sidrim Bastos, dated as of January 2, 2002 and January 4, 2002, terminating that certain Stock Purchase and Sale Agreement, dated January 9, 2001, by and between the Parent, ABN Equities Inc., ABNB and Mr. Sidrim Bastos.

Exhibit 10.3	Agreement between ABNB and Mr. Sidney Levy, dated December 12, 2001, regarding payment of bonus to Mr. Levy upon sale of ABNB shares by the Parent.

(b)	Form 8-K filed August 16, 2001
          - Item 5 - Other Events
Form 8-K filed July 23, 2001
          - Item 5 - Other Events
          - Item 7 - Financial Statement, Pro Forma Financial Information and Exhibits
Form 8-K filed April 6, 2001
          - Item 4 - Changes in Registrant's Certifying Accountant
- Item 7 - Financial Statement, Pro Forma Financial Information and Exhibits

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

AMERICAN BANKNOTE CORPORATION By: /s/ Steven G. Singer Steven G. Singer Chairman and Chief Executive Officer By: /s/ Patrick J. Gentile Patrick J. Gentile Chief Financial Officer

Dated: February 14, 2002