Form 10-Q
period 2001-09-30
AMERICAN BANKNOTE CORP
filed 2002-03-27
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________TO _________


                          COMMISSION FILE NUMBER 1-3410


                          AMERICAN BANKNOTE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                          13-0460520
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         560 SYLVAN AVENUE                                  07632-3119
    ENGLEWOOD CLIFFS, NEW JERSEY                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (201)-568-4400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING FOR THE
PAST 90 DAYS. YES        NO     X

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK WAS 25,089,230 SHARES, PAR VALUE $.01, OUTSTANDING AS AT MARCH 22, 2002.

                          AMERICAN BANKNOTE CORPORATION

                                    FORM 10-Q

                                    I N D E X

                                                                           PAGE
                                                                            NO.

PART I - FINANCIAL INFORMATION


  Item 1.  Financial Statements........................................       3


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............      16


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..      27



PART II - OTHER INFORMATION

  Item 1.   Legal proceedings..........................................      28


  Item 6.   Exhibits and Reports on Form 8-K...........................      29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                                   September 30,
                                                                       2001             December 31,
                                                                   (Unaudited)               2000
                                                                 -----------------   --------------------

 ASSETS
 Current assets
    Cash and cash equivalents                                          $ 7,006          $  8,278
    Accounts receivable, net of allowance for doubtful
      accounts $1,646 and $1,554                                        26,693            34,613
    Inventories, net of allowances
      of $1,021 and $2,037                                              18,903            21,051
    Prepaid expenses and other                                           5,125             3,499
    Deferred tax assets of subsidiaries                                  1,303             1,868
                                                                 -----------------   --------------------
                Total current assets                                    59,030            69,309
                                                                 -----------------   --------------------

 Property, plant and equipment
    Land                                                                 1,201             1,500
    Buildings and improvements                                          14,218            17,111
    Machinery, equipment and fixtures                                   70,013            84,655
    Construction in progress                                             1,821             1,252
                                                                 -----------------   --------------------
                                                                        87,253           104,518
    Accumulated depreciation and amortization                          (45,410)          (52,172)
                                                                 -----------------   --------------------
                                                                        41,843            52,346
    Other assets                                                         5,637             8,007

    Investment in non-consolidated subsidiaries                          1,533             2,405

    Deferred taxes of subsidiaries                                       3,832             4,341

    Goodwill                                                            33,680            44,690
                                                                 -----------------   --------------------

         Total assets                                              $   145,555       $   181,098
                                                                 =================   ====================


                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                                           September 30,
                                                                               2001           December 31,
                                                                            (unaudited)            2000
                                                                         -----------------   -----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Pre-petition liabilities subject to compromise of parent
   Parent company debt obligation                                         $  163,169          $  163,151
   Accrued interest on parent company debt obligations                        29,097              22,981
   Other liabilities                                                          14,935              17,075
                                                                         -----------------   -----------------
Total pre-petition liabilities subject to compromise                         207,201             203,207

Current liabilities
   Post-petition liabilities of parent                                         2,073               2,701
   Short-term credit facilities of subsidiaries                                3,323               3,025
   Accounts payable and accrued expenses of subsidiaries                      34,042              40,301
   Current portion of long-term debt of subsidiaries                              61               1,791
                                                                         -----------------   -----------------
            Total current liabilities                                         39,499              47,818

Long-term debt of subsidiaries                                                39,802              44,512


Other long-term liabilities of subsidiaries                                   14,953              17,704


Deferred taxes of subsidiaries                                                 2,965               4,077


Minority interest in subsidiary                                                9,266              12,400
                                                                         -----------------   -----------------

            Total liabilities                                                313,686             329,718
                                                                         -----------------   -----------------

Commitments and Contingencies

Stockholders' deficit
   Preferred Stock, authorized 2,500.000 shares
     no shares issued or outstanding
   Preferred Stock Series B, par value $.01 per share authorized
     2,500,000 shares, issued and outstanding 2,404,895 shares                    24                  24
   Common Stock, par value $.01 per share, authorized 50,000,000
     shares; issued 27,812,281 shares                                            278                 278
   Capital  surplus                                                           82,525              82,525
   Retained deficit                                                         (199,168)           (191,883)
   Treasury stock, at cost 2,723,051 shares                                   (1,285)             (1,285)
   Accumulated other comprehensive loss                                      (50,505)            (38,279)
                                                                         -----------------   -----------------
            Total stockholders' deficit                                      (168,131)           (148,620)
                                                                         -----------------   -----------------
                                                                           $  145,555          $  181,098
                                                                         =================   =================


            See Notes to Condensed Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
 (Dollars in thousands, except per share data)


                                                         Nine Months Ended                     Third Quarter Ended
                                                            September 30,                        September 30,
                                                     2001                2000               2001               2000
                                                  --------------     -------------      ------------       ------------

     CONTINUING OPERATIONS
     Sales                                       $    163,058        $   200,258        $   52,963         $    63,125
                                                  --------------     -------------      ------------       ------------

     Costs and expenses
        Cost of goods sold                            122,012            147,972            38,412              47,228
        Selling and administrative                     24,154             27,257             8,191               8,672
        Goodwill and asset impairment                   2,483                -                 609                 -
        Depreciation and amortization                   7,766              9,122             2,469               3,218
                                                  --------------     -------------      ------------       ------------
                                                      156,415            184,351           49,681               59,118
                                                  --------------     -------------      ------------       ------------

                                                        6,643             15,907            3,282                4,007
     Other expense (income)
        Interest expense                               10,418             11,383            2,766                3,396
        Interest and other, net                         1,081               (269)             444                  263
                                                  --------------     -------------      ------------       ------------
                                                       11,499             11,114            3,210                3,659
                                                  --------------     -------------      ------------       ------------

     Income (loss) before reorganization
        items, taxes on income and
          minority interest                            (4,856)             4,793               72                  348

     Reorganization costs                                 113              2,245               11                  980
                                                  --------------     -------------      ------------       ------------
     Income (loss) before taxes on
        income and minority interest                   (4,969)             2,548               61                 (632)

     Taxes on income                                    1,601              3,882             (156)               1,287
                                                  --------------     -------------      ------------       ------------
     Income (loss) before minority
        interest                                       (6,570)            (1,334)             217               (1,919)

     Minority interest                                    715              1,612              438                  533
                                                  --------------     -------------      ------------       ------------

     (Loss) from continuing operations                 (7,285)            (2,946)            (221)              (2,452)

     DISCONTINUED OPERATIONS
     Income from discontinued operations
          (net of taxes $762 and $15)                     -                1,084              -                     95
                                                  --------------     -------------      ------------       ------------
        NET LOSS                                   $   (7,285)       $    (1,862)       $    (221)          $   (2,357)
                                                  ==============     =============      ============       ============

     Net income (loss) per common share -
        Basic and Diluted
        Continuing operations                      $    (0.27)       $     (0.11)       $   (0.01)          $    (0.09)
        Discontinued operations                           -                 0.04               -                   -
                                                  --------------     -------------      ------------       ------------
           Net loss                                $    (0.27)       $     (0.07)       $   (0.01)          $    (0.09)
                                                  ==============     =============      ============       ============


                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
 (Dollars in thousands)



                                                         Nine Months Ended                      Third Quarter Ended
                                                           September 30,                            September 30,
                                                        2001             2000                  2001           2000
                                               ----------------- ------------------    -----------------  -------------

Net loss                                        $    (7,285)          $   (1,862)       $     (221)        $   (2,357)

   Foreign currency translation adjustment          (12,226)              (3,091)           (5,094)            (2,524)
                                               ----------------- ------------------    -----------------  -------------

Comprehensive loss                              $   (19,511)          $   (4,953)       $   (5,315)        $   (4,881)
                                               ================= ==================    =================  =============



                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)


                                                                                September 30,
                                                                            2001              2000
                                                                       --------------     -----------

     Net cash provided by operating activities                             $ 6,316         $  11,224

     Investing Activities
        Capital expenditures                                                (5,904)           (7,011)
        Proceeds from sale of assets                                            -              3,242
                                                                       --------------     -----------
     Net cash used in investing                                             (5,904)           (3,769)
     activities

     Financing Activities
        Short-term credit facilities, net                                    2,384             1,757
        (Repayments) of long-term debt, net                                 (2,893)           (7,685)
        Dividend to minority shareholder                                      (792)              -
                                                                       --------------     -----------
     Net cash used in financing activities                                  (1,301)          (5,928)

     Effect of foreign currency exchange rate
        changes on cash and cash equivalents                                  (383)            (285)
                                                                       --------------     -----------

     Increase (decrease) in cash and cash equivalents                       (1,272)           1,242

     Cash and cash equivalents - beginning of year                           8,278            4,610
                                                                       --------------     -----------
     Cash and cash equivalents - end of period                         $     7,006        $   5,852
                                                                       ==============     ===========

     Supplemental disclosures of cash flow information
        Taxes                                                          $     1,900        $   2,900
        Interest                                                             3,400            4,300
        Reorganization items                                                   800              300



                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
       AND COMPREHENSIVE LOSS - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2001
(Dollars in thousands)



                                                                              Accumulated
                                                                                Other
                   Preferred                                                    Compre-
                     Stock     Common    Capital    Retained    Treasury        hensive           Total
                    Series B    Stock    Surplus    Deficit       Stock          Loss           Deficit

     Balance -
     January 1,
           2001    $   24     $  278     $ 82,525   $ (191,883) $  (1,285)     $ (38,279)     $  (148,620)

     Net Loss                                           (7,285)                                    (7,285)

     Currency
       Translation
       Adjustments                                                               (12,226)         (12,226)
                   ------     ------    ----------  ----------  ----------     ----------      -----------
      Balance
     September 30,
           2001    $   24     $  278     $ 82,525   $ (199,168) $  (1,285)     $ (50,505)     $  (168,131)
                   ======     ======    ==========  ==========  ==========     ==========      ===========


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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 92.5% owned Australian company (see Note G) with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of September 30, 2001 and for the nine-month and third quarter periods ended September 30, 2001 and 2000 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the nine months and third quarter ended September 30, 2001 may not be indicative of the results that may be expected for the full year.

In December 1999, the Parent (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent's plan of reorganization (the "Plan") in the Chapter 11 Proceeding. The Plan has not yet been consummated.

The Parent has previously disclosed that it expected to propose to the Bankruptcy Court amendments to the Plan. Although it is still finalizing such proposed amendments with its advisors and attorneys, management expects to propose a conversion of its 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "Senior Unsecured Notes") into 10 3/8% Senior Secured Notes due June 1, 2002 (the "Senior Secured Notes"). Such a proposal would affect the holders of the Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature. In addition, however, holders of the Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the Senior Secured Notes. Under the anticipated proposal, the indenture governing the Senior Secured Notes would also be modified, to extend the maturity date of the Senior Secured Notes, and to modify certain other provisions to afford the Company somewhat greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects, to approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

The Company has significant operations in Brazil, Australia, and France, which had significant foreign exchange rate fluctuations against the U.S. Dollar in 2001 when compared to 2000. For the nine months ended September 30, 2001, the Company experienced an average devaluation in the Brazilian, Australian and French currencies of 26%, 15% and 10% respectively against the U.S. Dollar. In particular, the Brazilian Real has experienced tremendous volatility against the U.S. Dollar with the Real devaluing by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED 2001 (R$1.95). As of March 1, 2002, the Real had strengthened to R$2.35 to the Dollar but continues to experience significant volatility particularly in light of the Argentine crisis discussed below. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

The severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At March 13, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.38.

Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Form 8-K filed on August 16, 2001 for a further discussion of the Chapter 11 Proceeding and other risk factors.


NOTE B - EARNINGS PER SHARE COMPUTATIONS

     Amounts used in the calculation of basic and diluted per share amounts for the nine months and third quarter ended September 30, 2001 and September 30, 2000 follow:


                                                          NINE MONTHS ENDED            THIRD QUARTER ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                         2001            2000           2001          2000
                                                         ----            ----           ----          ----

Numerator for loss from continuing operations           $ (7,285)      $   (2,946)      $  (221)     $ (2,452)
                                                      ============  ===============  ============  ============
Numerator income from discontinued operations          $    -          $    1,084       $    -       $    95
                                                      ============  ===============  ============  ============

Denominator for per share computations
Weighted average number of shares outstanding
 (in thousands):
    Common Stock                                          25,089           25,089        25,089        25,089
    Series B Preferred Stock                               2,405            2,405         2,405         2,405
                                                      ------------  ---------------  ------------  ------------
    Denominator for per share computations                27,494           27,494        27,494        27,494
                                                      ============  ===============  ============  ============


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



     NOTE B - EARNINGS PER SHARE COMPUTATIONS (continued)

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

The Company did not engage in any material hedging activities for the nine-month period ending September 30, 2001 and had no material derivative contracts outstanding as of September 30, 2001. As a result, the adoption of the new statement did not have any material impact on the Company's results of operations or financial position.

In June 2001, the FASB issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. The Company is required to adopt FAS 142 as of January 1, 2002. Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The Company expects, on a prospective basis, that the non-amortization of goodwill will have the effect of increasing income by approximately $1.9 million in the year of adoption.

Note D - INVENTORIES (Dollars in thousands) consisted of the following:

                                                    September 30,              December 31,
                                                       2001                        2000
                                                       ----                        ----

Finished goods                                       $   620                   $   1,257
Work-in-progress                                       7,873                       8,562
                                                      10,410                      11,232
Raw materials and supplies net of allowances of     ------------               -------------
  $1,021 and $2,037, respectively)                   $18,283                   $  19,794
                                                    ============               =============





Inventories are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) method.


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE E - DISCONTINUED OPERATIONS

In October 2000, the Company sold the entire printing operations of its French subsidiary, the Sati Group ("Sati"). Income from discontinued operations for the nine months and third quarter ended September 30, 2000 represents the unaudited net income of the Sati Group.

NOTE F - GOODWILL AND OTHER ASSET IMPAIRMENT

The Company believes that the ongoing continued economic crisis in Argentina will continue to have a negative effect on the profitability and cash flow of Transtex. The Company has therefore determined the remaining goodwill at Transtex to be impaired and has provided for a $1.9 million impairment charge in the second quarter of 2001.

During the third quarter of 2001, ABN exited the currency printing business. Equipment utilized solely in the production of currency has been taken out of service and is currently idle. Accordingly, a review of the carrying value of certain equipment and leases used in this business resulted in a net pretax charge to earnings of approximately $0.6 million in the third quarter of 2001.

As a result of the above, the total impairment charge for the nine months of 2001 was approximately $2.5 million.

In the first quarter of 2002, LM announced to its employees and customers a restructuring program for the purpose of consolidating its manufacturing operations. In the initial stage of the program, it is anticipated that approximately 80 employees will be terminated at one of its manufacturing facilities, which will be closed. This will result in an estimated provision for costs of approximately $1.6 million during the first half of 2002. It is contemplated that further action in connection with the program will take place over the course of 2002, including but not limited to additional hirings that may be required as a result of consolidating most of LM's check printing operations to a centralized location. Based upon current estimates, LM's management believes that the cost resulting from the initial stage of the program will be recovered within one year from its execution. The Company is presently reviewing the effects of the above program in order to quantify and measure the total cost to be recorded in 2002, and to better estimate the total annual cost savings to be achieved on an ongoing basis. In order to accomplish this program, LM is seeking short term bank financing whereby the repayment will be fully secured by the savings achieved. Although LM's management believes that it will be able either to obtain such financing or to identify alternative methods for internally funding the restructuring program, there can be no assurance of either outcome and, therefore, that the restructuring program will be completed fully in this fiscal year. LM's management believes that the program will not impact or disrupt its current operations.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE G - LONG-TERM DEBT OF SUBSIDIARIES

On June 26, 2001, the LM debt agreement was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As of September 30, 2001, 7.5% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

NOTE H - SEGMENT DATA

Summarized financial information for the nine months ended September 30, 2001 and 2000 concerning the Company's reportable segments is as follows (in thousands):

                                                          NINE MONTHS ENDED
                                                         --------------------
                                          SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                          ------------------         ------------------
                                                        Operating                   Operating
                                                          Profit                     Profit
                                             SALES        (LOSS)        SALES        (LOSS)
                                             -----        ------        -----        ------

            Brazil                          $  83,193      $ 7,980     $ 101,722     $ 11,543
            Australia                          43,843        1,983        56,026        3,828
            United States                      23,756        1,826        27,854        4,864
            France                              5,992          446         7,525          (92)
            Argentina                           6,274       (2,185)        7,131         (250)
            Corporate - United States                       (3,407)                    (3,986)
                                          ------------  -----------  ------------  ------------
            Totals                          $ 163,058      $ 6,643     $ 200,258     $ 15,907
                                          ============  ===========  ============  ============


Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the nine months ended September 30, 2001 and 2000 as follows (Dollars in thousands):

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                    SEPTEMBER 30, 2001           SEPTEMBER 30, 2000
                                                    ------------------           ------------------
                                                     SALES           %           SALES            %
                                                     -----           -           -----            -

            Transaction Cards and Systems          $  54,415        33.4       $  64,021         32.0
            Printing Services and
              Document Management                     29,787        18.3          38,600         19.3
            Security Printing Solutions               78,856        48.3          97,637         48.7
                                                    --------------  ----------   -------------   ----------
            Total Sales                           $  163,058       100.0       $ 200,258        100.0
                                                    ==============  ==========   =============   ==========


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE H - SEGMENT DATA  (continued)

Summarized financial information for the three months ended September 30, 2001 and 2000 concerning the Company's reportable segments is as follows (in thousands):

                                                                 THIRD QUARTER ENDED
                                                                 --------------------
                                                    SEPTEMBER 30, 2001          SEPTEMBER 30, 2000
                                                    ------------------          ------------------
                                                                   Operating                 Operating
                                                        Net         Profit         Net        Profit
                                                       Sales        (Loss)        Sales       (Loss)
                                                       -----        ------        -----       ------

Brazil                                                $  26,347      $ 3,640      $ 33,876     $ 3,618
Australia                                                14,235          404        17,094         968
United States                                             7,928          112         8,270       1,272
France                                                    2,356          266         1,979        (197)
Argentina                                                 2,097          165         1,906        (328)
Corporate - United States                                             (1,305)                   (1,326)
                                                    ------------   ----------   -----------  ----------
Totals                                                $  52,963      $ 3,282      $ 63,125     $ 4,007
                                                    ============   ==========   ===========  ==========

The table below presents the principal product line components of these sales for the three months ended September 30, 2001 and 2000 as follows (Dollars in thousands):

                                                             THIRD QUARTER ENDED
                                                             --------------------
                                                    SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                                    ------------------        ------------------
                                                      SALES           %         SALES           %
                                                      -----           -         -----           -

Transaction Cards and Systems                         $ 18,579         35.0     $ 19,712         31.2
Printing Services and
  Document Management                                    8,987         17.0       12,288         19.5
Security Printing Solutions                             25,397         48.0       31,125         49.3
                                                    -----------   ----------  -----------   ----------
Total Sales                                           $ 52,963        100.0     $ 63,125        100.0
                                                    ===========   ==========  ===========   ==========


NOTE I - OTHER EVENTS

Defined Benefit Pension Plan Termination

In 2001, the IRS approved the termination of the ABN defined benefit pension plan. The plan termination in the fourth quarter of 2001, resulted in approximately $0.7 million of excess proceeds reverting to ABN after all payments required in connection with the termination. These proceeds were received in December 2001.

State and Local Taxes

The NYC Department of Finance ("NYC") notified the Parent in the third quarter of 2001 that it was contesting the Parent's position that it could file a combined franchise tax return in that jurisdiction. On that basis NYC has issued a formal assessment for additional taxes and interest of approximately $1.1 million related to tax years up to and including 1992. Management believes that it has meritorious defenses to the assessment and intends to vigorously contest it. Also in the third quarter, the statute of limitations relating to the potential assessment of certain state taxes, based upon the same premise as in the aforementioned assessment, expired. An aggregate reserve of approximately $3.4 million, including interest, was established in prior years for potential adjustments that could arise from audits by state and local taxing authorities. As a result of the expiration of the statute of limitations, the Parent estimated that approximately $1.8 million of this reserve, including interest of $0.7 million, was no longer required and was reversed in the third quarter of 2001. The $1.6 million balance of the reserve will remain on the Parent's balance sheet to cover remaining potential adjustments, including the NYC assessment noted above. The extent of the Parent's actual liability will depend upon what other assessments, if any, are asserted and the outcome of the Parent's defense of its position in connection with the NYC assessment.

Brazilian Tax Claims

Through September 30, 2001, ABNB has received assessments during the current and prior years from the Brazilian tax authorities for approximately $29 million relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and is expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to approximately $6.0 million of the above noted assessments. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result the Company has not made any significant provision for the assessments.

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 92.5% owned Australian company (see "Liquidity and Capital Resources") with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

GENERAL

Sales by foreign subsidiaries represent approximately 85% and 86% of the Company's consolidated sales for the nine months ended September 30, 2001 and September 30, 2000, respectively. Sales by foreign subsidiaries represent approximately 85% and 87% of the Company's consolidated sales for the Third Quarter ended September 30, 2001 and September 30, 2000, respectively. The Company's operations in Brazil, Australia, and France have experienced in 2001, and continue to experience, significant exchange rate devaluation against the U.S. Dollar when compared to 2000. In particular, Brazil's currency, the Real, continues to demonstrate high degrees of volatility against the U.S. Dollar, with the Real devaluing by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001(R$1.95). While the Brazilian Real has strengthened as of March 1, 2002 to R$2.35 to the U.S. Dollar, the currency continues to experience significant volatility and there can be no certainty that it will stabilize at any particular level. The average exchange rate devaluation in the Brazilian, Australian and French currencies for the first nine months of 2001 was approximately 26%, 15% and 10%, respectively, when compared to the first nine months of 2000 and, in comparing the third quarter of 2001 to the third quarter of 2000, the average exchange rate devaluation in these currencies was approximately 40%, 12% and 1% respectively.

Transtex has been, and continues to be, negatively impacted by Argentina's ongoing economic recession, political instability, extremely high levels of unemployment and interest rates, and default on the government debt such that any further deterioration may impact Transtex's ability to continue as a going concern. At present the Company is monitoring the daily operations of Transtex to insure that it continues to cover its operating expenses. The company continues to re-evaluate the possibility of closing its operations in Argentina which will depend in large part on whether Transtex begins to sustain consistent operating losses. Any closure of all or part of Transtex's operations will not have a material effect on the Company's consolidated results of operations.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At March 13, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.38.

The comparisons that follow isolate and quantify the effect changes in foreign exchange rates have had on the results of operations of the Company, thereby enabling comparison of operating results of the Company's subsidiaries in U.S. constant dollar terms ("constant dollars").

COMPARISON OF RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

SALES

Sales decreased by $37.2 million or 18.6% from 2000. Exchange rate devaluation accounts for approximately $29.0 million of this decrease, of which $21.7 million is attributable to Brazil, $6.7 million to Australia and $0.6 million to France. The remaining net decrease in sales of $8.2 million in constant dollars is the result of lower sales of $4.1 million in the United States, $5.5 million in Australia, $0.9 million in Argentina and $0.9 million in France. Sales in Brazil increased by $3.2 million when compared to the prior year. The net decrease in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $4.1 million in sales in the United States was principally due to the elimination of $2.4 million in revenues resulting from the sale of American Banknote Card and Merchant Services ("ABNCMS"), the Company's former card and merchant processing business, in September 2000 and $1.7 million in lower SPS sales at ABN. The decrease in SPS sales at ABN was caused by the declining demand for stock and bond certificates due to the continued trend toward next day settlement and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sectors, such as traveler's checks, postal commemorative panels and other secure print. This decline in demand resulted in diminished revenues at ABN of approximately $5.0 million and were partly offset by $3.3 million of new revenue generated from lower margin distribution and fulfillment programs.

Sales in Australia at LM were $5.5 million lower when compared to the prior year as sales in all three principal product lines experienced negative trends when compared to the prior year. SPS sales were $3.8 million lower mainly due to $4.7 million in reduced volumes on bank checks resulting from the loss of a customer to a competitor and an overall downward trend in check usage. This decrease was partly offset by an increase in passport orders from the Australian government of $0.9 million. Sales of PSDM products were $1.2 million lower due mainly to a one-time increase in sales in 2000 under a contract with the Australian government in 2000 resulting from the introduction of its general sales tax program. TCS sales were lower by $0.5 million due to the elimination of $2.4 million in revenues resulting from LM's sale of its transaction card equipment business in December 2000, partly offset by an increase in demand for credit and debit card base stock and card personalization of $1.1 million and an increase in driver license issuances of $0.8 million.

In Argentina, the severe and ongoing economic recession continued to negatively impact Transtex. As a result, the TCS product line at Transtex experienced a significant decline in transaction card personalization and transaction card equipment sales due to an overall weakness in the banking sector as credit markets continued to tighten. In addition, the mix of production in base stock cards whereby larger volumes of lower margin bank debit and phone cards replaced higher margin credit cards further reduced Transtex's profitability. As a result of these factors, sales were $0.9 million lower when compared to the prior year.

In France, the decrease of $0.9 million in TCS sales at CPS was primarily due to a decline in demand for phone cards of $1.9 million partly offset by an increase in sales of bank and financial cards of $1.0 million. The decrease in sales of phone cards was principally a result of the overall weakness experienced in the French telecommunications sector.

Sales at ABNB in Brazil were $3.2 million higher than in 2000. The net increase was the result of a $4.7 million increase in TCS sales due to greater demand for stored value telephone cards. This increase was partly offset by a decrease in volume in PSDM sales of $0.7 million and a decrease in SPS sales of $0.8 million, as sales of checks and intaglio security print declined by $2.6 million due to lower customer usage and a weakening security print market while driver license issuances increased by $1.8 million.

COST OF GOODS SOLD

Cost of goods sold decreased $26.0 million or 17.5% from 2000, with a corresponding decrease in gross margins of $11.2 million. Exchange rate devaluation accounts for approximately $22.5 million and $6.5 million of such decreases, respectively. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $17.0 million and $4.7 million, Australia - $5.1 million and $1.6 million, and France - $0.4 million and $0.2 million.

The remaining net decrease in cost of goods sold of $3.5 million in constant dollars was primarily the result of the $8.2 million decrease in sales discussed above. As a result, gross margins in constant dollars were unfavorable by approximately $4.7 million when compared to the prior year. The net decrease in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 74.8% in 2001 as compared to 73.9% in 2000. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                    NINE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------
                                      2001                       2000
                                      ----                       ----

            Brazil                    78.3%                      76.5%
            Australia                 76.5%                      76.2%
            United States             59.1%                      56.4%
            Argentina                 75.2%                      72.1%
            France                    76.6%                      87.5%

Cost of goods sold at ABNB in Brazil increased by $4.2 million with a corresponding reduction in gross margins of $1.0 million. As a percentage of sales, cost of goods sold at ABNB was 1.8% higher than in 2000. The increase as both a percentage of sales and in constant dollar terms is predominantly attributable to an increase in chemical costs and higher than normal waste factors, as ABNB was required to adopt a new manufacturing process mandated by the Brazilian telephone companies in connection with the production of stored-value telephone cards. This increase was partly offset by a favorable product mix resulting from an increase in lower cost driver license issuances which result in higher gross margins.

Costs of goods sold at LM in Australia decreased by $4.0 million and resulted in a corresponding reduction in gross margins of $1.5 million when compared to the prior year. The decrease in cost of goods sold in constant dollar terms is primarily attributable to lower variable costs of $2.5 million directly related to the lower sales discussed above. The balance of the decrease of $1.5 million results from an overall reduction in fixed overhead of approximately $1.0 million and a $0.5 million reversal of an inventory obsolescence provision no longer required. Despite the reductions in fixed overhead, cost of goods sold as a percentage of sales rose by approximately 0.3% when compared to the prior year as the decrease in fixed expenses could not be reduced commensurate with the overall decrease in sales.

The net decrease of $1.7 million in cost of goods sold in the United States was principally due to the elimination of $2.3 million in expenses resulting from the sale of ABNCMS in September 2000. The decrease was offset by a net increase in cost of goods sold of $0.6 million resulting from an increase of $1.5 million in variable costs due to a change in product mix whereby higher margin, lower cost security print products were replaced by value added fulfillment and printing services which bear higher costs and provide lower gross margins. This increase was partly offset by lower fixed overhead of approximately $0.9 million which was absorbed into work in process and will reverse against revenues realized in the fourth quarter of 2001. As a result, the Company's U.S. segment experienced a reduction in gross margins of $2.4 million and a 2.7% net increase in the cost of goods sold as a percentage of sales when compared to 2000.

At Transtex in Argentina, cost of goods sold was approximately $0.4 million lower than in 2000 on a significantly lower sales base due primarily to a change in sales mix resulting from higher margin credit and deficit cards replacing lower margin phone cards. This resulted in a reduction in gross margins of $0.5 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 3.1% as the continuing economic crisis resulted in declining prices and excess capacity due to lower transaction card and card personalization volume levels.

At CPS in France, cost of goods sold decreased by $1.5 million from 2000 with gross margins up approximately $0.6 million. As a percentage of sales, cost of goods sold improved by approximately 10.9% from 2000 primarily due to a change in product mix with higher margin bank card volumes replacing the reduced volumes on lower margin phone cards.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by $3.1 million when compared to the prior year. The impact of exchange rate devaluation on selling and administrative expenses accounts for approximately $2.6 million of this decrease, of which $1.7 million is attributable to Brazil and $0.8 million to Australia and $0.1 million to France. As a result, the net decrease in selling and administrative expenses from the prior year in constant dollar terms was $0.5 million. This decrease was principally due to the elimination of $0.6 million in expenses related to the sale of ABNCMS in September 2000, and personnel reductions and lower professional fees at the U.S. corporate office of approximately $0.6 million. The remaining operating subsidiaries closely approximated the prior year with the exception of ABN, which had an increase of $0.7 million due to startup and consulting fees necessary to set up its new fulfillment operations. As a percentage of sales, selling and administrative expenses were higher at 14.8% in 2001 as compared to 13.6% in 2000. This percentage increase was directly attributable to the fixed component of selling and administrative expenses which could not be reduced commensurate with the overall decrease in sales.

GOODWILL AND ASSET IMPAIRMENT

Goodwill and asset impairment represents the remaining $1.9 million write down of goodwill on the books of Transtex as a result of operating losses and the economic uncertainties in Argentina and $0.6 million related to ABN's write down of the carrying value of certain equipment and leases related to the exit from its currency business.

DEPRECIATION EXPENSE

Depreciation and amortization expense was $1.4 million lower when compared to the prior year. This decrease was entirely attributable to the impact of exchange rate devaluation thereby resulting in no increase in constant dollars when compared to the prior year.

BANKRUPTCY COSTS

Bankruptcy costs decreased $2.1 million or 95% from 2000 principally resulting from the reduction in administrative costs associated with the Bankruptcy Court confirming the Parent's plan of reorganization in November 2000. It is anticipated that additional administrative expenses will be required to consummate the Plan, the full effects of which cannot be readily determined.

INTEREST EXPENSE

Interest expense decreased by $1.0 million from 2000. The impact of exchange rate devaluation on interest expense resulted in a decrease of approximately $0.8 million thereby resulting in a constant dollar decrease of approximately $0.2 million when compared to the prior year. This decrease was the direct result of the reversal of approximately $0.7 million in accrued interest in connection with a state and local tax reserve no longer required (see Part II, Item 1 "Legal Proceedings") and lower interest of approximately $0.5 million resulting from a 50% interest rate reduction at LM as part of the June 2001 restructuring of LM's loan agreement with its banking syndicate. This decrease was partly offset by $0.5 million of increased interest expense resulting from an increase in short term borrowings primarily in Brazil and $0.5 million in additional accrued interest payable in kind on the Parent's U.S. Dollar denominated public debt to be restructured upon consummation of the Parent's plan of reorganization.

OTHER INCOME AND EXPENSE, NET

Other income and expense decreased by $1.4 million from the prior year principally due to the gain on the sale of ABN's Pennsylvania facility in 2000 of $0.7 million and an increase in other miscellaneous expenses of approximately $0.7 million in 2001 of which approximately $0.3 million resulted from the equity loss on the Company's interest in a joint venture with Gemplus SA in Brazil.

DISCONTINUED OPERATIONS

In October 2000, the Company sold the entire printing operations of its French subsidiary, the Sati Group ("Sati"). Discontinued operations represents the net income of $1.1 million of the Sati Group for the nine months ended September 30, 2000.

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

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

SALES

Sales decreased by $10.2 million or 16.1% from 2000. Exchange rate devaluation resulted in decreased revenues of approximately $12.3 million, of which $10.6 million is attributable to Brazil and $1.7 million to Australia. After giving effect to the devaluation, sales increased by $2.1 million in constant dollars as a result of higher sales of $3 million in Brazil, $0.4 million in France and $0.1 million in Argentina, partly offset by lower sales in Australia of $1.1 million and the United States of $0.3 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $0.3 million in sales in the United States was due to the elimination of $0.6 million in revenues resulting from the sale of ABNCMS in September 2000, partly offset by $0.3 million in higher SPS sales at ABN. The increase in SPS sales at ABN was due to $1.4 million in new revenue generated from lower margin distribution and fulfillment programs partly offset by $1.1 million in decreased sales from higher margin products such as stock and bond certificates, traveler's checks, postal commemorative panels and secure commercial print. The continued trend toward next day settlement and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $1.1 million lower when compared to the prior year as sales in the SPS product line experienced negative trends when compared to the prior year. SPS sales were $1.5 million lower mainly resulting from reduced volumes on bank checks due to the loss of a customer to a competitor and an overall downward trend in check usage. This was partly offset by $0.3 million in higher sales of PSDM products and $0.1 million in higher net TCS sales. The net increase in TCS sales was due to an overall increase in demand for credit and debit card base stock and personalization of $0.4 million and an increase in driver license issuances of $0.3 million, which were partly offset by the elimination of $0.6 million in TCS revenues resulting from LM's sale of its transaction card equipment business in December 2000.

At Transtex, TCS sales increased by $0.1 million despite the severe and ongoing economic recession which continues to negatively impact Argentina. Despite the small improvement in sales in the third quarter, credit markets in Argentina continued to tighten such that the overall trend in card usage continues to remain uncertain.

In France, the increase of $0.4 million in TCS sales at CPS was principally due to stronger demand for bank and other financial cards.

Sales at ABNB in Brazil were $3.0 million higher than in 2000. The net increase was the result of higher demand for stored value telephone cards of $3.0 million and an increase in driver license issuances of $0.8 million. These increases were partly offset by lower PSDM sales of $0.8 million.

COST OF GOODS SOLD

Cost of goods sold decreased $8.8 million or 18.7% from 2000, with a corresponding decrease in gross margins of $1.4 million. The impact of exchange rate devaluation accounts for decreased cost of goods sold and gross margins of approximately $9.3 million and $3.0 million, respectively. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $7.9 million and $2.6 million, Australia - $1.4 million and $0.4 million, and no effect in France.

The effects of the above devaluation resulted in a net increase in cost of goods sold in constant dollars of $0.5 million, which resulted primarily from the $2.1 million increase in sales discussed above and a change in product mix. As a result, gross margins in constant dollars increased by approximately $1.6 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold improved to 72.5% in 2001 as compared to 74.8% in 2000. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                     THREE MONTHS ENDED SEPTEMBER
                                     -----------------------------
                                       2001                       2000
                                       ----                       ----

             Brazil                    75.0%                      77.5%
             Australia                 75.3%                      76.3%
             United States             59.5%                      54.9%
             Argentina                 66.9%                      78.7%
             France                    77.6%                      95.0%

Cost of goods sold at ABNB in Brazil increased by $1.4 million from 2000, with a corresponding increase in gross margins of $1.6 million. Cost of goods sold as a percentage of sales was 2.5% lower than in 2000. The increase in cost of goods sold in constant dollar terms and the improvement as a percentage of sales was predominantly attributable to a combination of the increase in volume on sales of phone cards and a favorable product mix resulting from better pricing generated on PSDM and SPS products.

Costs of goods sold at LM in Australia decreased by $1.0 million and resulted in a corresponding reduction in gross margins of $0.1 million when compared to the prior year. The decrease in cost of goods sold in constant dollar terms was primarily attributable to lower variable costs of $0.2 million directly related to the lower sales discussed above, and lower fixed overhead of $0.8 million of which $0.5 million of the decrease results from the reversal of an inventory obsolescence provision no longer required. As a result of lower fixed overhead, cost of goods sold as a percentage of sales decreased by approximately 1.0% as compared to the prior year.

The net increase of $0.2 million in cost of goods sold in the United States was principally due to an increase in cost of goods sold of $1.1 million at ABN offset by the elimination of $0.9 million in expenses resulting from the sale of ABNCMS in September 2000. As a percentage of sales, cost of goods sold in the Company's U.S. segment was 4.6% higher than in 2000. With respect to ABN, the increase in cost of goods sold in both Dollars and as a percentage of sales when compared to 2000 was directly related to a change in product mix whereby higher margin and lower cost security print products were replaced by lower margin and higher cost direct fulfillment and printing services. Consequently, gross margins in the Company's U.S. segment decreased by $0.5 million.

In Argentina, cost of goods sold at Transtex was approximately $0.1 million lower than in 2000, which resulted in an increase in gross margins of $0.3 million. This was primarily the result of cost cutting steps taken to achieve an overall reduction in labor and fix costs in an effort to continue to operate Transtex as a going concern in light of the severe ongoing economic crisis in Argentina. As a result, cost of goods sold as a percentage of sales improved by 11.8% over the prior year.

At CPS in France, cost of goods sold was approximately the same when compared to 2000 resulting in an increase in gross margins of $0.4 million. As a percentage of sales, cost of goods sold improved by approximately 17.4% from 2000 primarily due to a change in product mix with higher margin bank and other financial card volumes replacing the reduced volumes on lower margin phone cards.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by $0.5 million when compared to the prior year. The impact of exchange rate devaluation on selling and administrative expenses resulted in decreased selling and administrative expense of approximately $1.0 million, of which $0.7 million is attributable to Brazil and $0.3 million to Australia. As a result, there was a net increase in selling and administrative expense from the prior year in constant dollars of $0.5 million. Each of the operating subsidiaries closely approximated the prior year except for LM, which had $0.5 in higher professional and severance related costs, and ABN, which had an increase of $0.3 million due to startup and consulting fees necessary to set up its new fulfillment operations. These increases were offset by the elimination of $0.3 million in expenses related to the sale of ABNCMS in September 2000. As a percentage of sales, selling and administrative expenses were higher at 15.5% in 2001 as compared to 13.7% in 2000. This percentage increase was directly attributable to the fixed component of selling and administrative expenses which could not be reduced commensurate with the overall decrease in sales.

GOODWILL AND ASSET IMPAIRMENT

The goodwill and asset impairment represents a $0.6 million write down at ABN in the third quarter of 2001 on the carrying value of certain equipment and leases resulting from its exit of the currency business.

DEPRECIATION EXPENSE

Depreciation and amortization expense was $0.7 million lower when compared to the prior year. This decrease was primarily attributable to the impact of exchange rate devaluation of approximately $0.5 million which resulted in a net decrease of $0.2 million in constant dollars. This decrease was the result of lower depreciation at LM of $0.2 million and lower amortization of $0.2 million resulting from the write down of goodwill at Transtex partly offset by an increase in depreciation at ABNB of $0.2 million.

BANKRUPTCY COSTS

Bankruptcy costs decreased by $1.0 million from 2000 principally due to the reduction in administrative costs associated with the Bankruptcy Court confirming the Parent's plan of reorganization in November 2000. It is anticipated that additional administrative expenses will be required to consummate the Plan, the full effects of which cannot be readily determined.

INTEREST EXPENSE

Interest expense decreased by $0.6 million from 2000. The impact of exchange rate devaluation on interest expense resulted in a decrease of approximately $0.3 million thereby resulting in a constant dollar decrease of approximately $0.3 million when compared to the prior year. This decrease was the direct result of the reversal of approximately $0.7 million in accrued interest in connection with a state and local tax reserve no longer required (see Part II, Item 1 "Legal Proceedings"), partly offset by a net $0.3 million increase in interest expense resulting from higher local borrowings at the operating subsidiaries and by approximately $0.1 million in additional accrued interest payable in kind on the Parent's U.S. Dollar denominated public debt to be restructured upon consummation of the Parent's plan of reorganization.

OTHER INCOME AND EXPENSE, NET

Other income and expense closely approximates the prior year.

DISCONTINUED OPERATIONS

In October 2000, the Company sold the entire printing operations of Sati. Discontinued operations represents the net income of $0.1 million of Sati for the three months ended September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF CASH FLOWS. Cash flow decreased by $1.3 million in the nine months of 2001 compared to an increase of $1.2 million in the comparable period of 2000. This $2.5 million negative variance resulted principally from the following:

     o A $4.9 million net decrease in cash flow from operating activities attributable to $8.0 million in lower net income after non-cash adjustments partly offset by $3.1 million in favorable working capital variances. The favorable working capital variances are the result of payments made in 2000 to bring suppliers in line with normal payment terms in the U.S., payment delays by Brazilian government agencies in 2000 which were subsequently collected, and the build up of inventory and receivables in 2000 at CPS in France in order to meet an increase in card personalization demand partly offset by payments made in 2001 by LM in Australia to bring creditors in line with normal payment terms and the deferral of payment of administrative fees in 2000 associated with the Parent's Chapter 11 plan of reorganization that were paid in December 2000 subsequent to confirmation.

     o A $2.1 million net decrease in cash flow from investing activities attributable to $3.2 million of cash generated from the sale of ABN's Pennsylvania facility in 2000 partly offset by decreased capital expenditures of $1.1 million in 2001.

     o A $4.6 million net increase in cash from financing activities is attributable to net decreased debt payments in 2001 of $5.4 million (principally in Brazil) offset by $0.8 million of increased dividends paid in 2001 to the minority shareholders.

     o The impact of exchange rate devaluation on cash balances on hand accounted for an additional $0.1 million decrease in cash.

SHORT-TERM BORROWINGS. At September 30, 2001, the Company's subsidiaries had outstanding approximately $3.3 million under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, has a three-year asset based revolving credit facility, which matures on July 7, 2002, (the "Credit Facility") for general working capital and letters of credit purposes. At September 30, 2001, ABN had approximately $0.8 million of availability under the Credit Facility of which $0.3 million was used for outstanding letters of credit leaving approximately $0.5 million available for borrowing. Although ABN's existing credit facility matures on July 7, 2002, it is currently engaged in discussions which, if successful, would result in a new working capital facility of approximately $2.0 million. Whether or not ABN is successful in arranging a new credit facility, management believes that ABN's operations and working capital are sufficient to satisfy its operating requirements. The Company's Brazilian subsidiary, ABNB had $2.8 million of short-term borrowing at September 30, 2001 in connection with various equipment purchases. The Company's French subsidiary, CPS, had available approximately $0.9 million under its working capital revolving credit facility at September 30, 2001, with no borrowing against the facility since that date. In addition, the Company's Australian subsidiary, LM, has a working capital facility of approximately $2.6 million with a local bank collateralized by LM's banking syndicate. At September 30, 2001, LM had used approximately $0.3 million for outstanding letters of credit under the line, leaving approximately $2.3 million available with no material change occurring in such levels since then. The Company's Argentine subsidiary, Transtex, had available at September 30, 2001 short-term financing arrangements totaling $0.5 million with several local banks primarily secured by specific accounts receivable. As a result of overall credit tightening by the banks in Argentina, no further credit terms are available to Transtex.

LONG-TERM DEBT. The Parent's long-term debt subject to compromise (excluding accrued interest) consists of $56.5 million on its 10 3/8% Senior Notes due June 1, 2002 (the "Senior Secured Notes"), $95.0 million on its 11 1/4% Senior Subordinated Notes due December 1, 2007 (the "Senior Subordinated Notes"), $8.0 million on its Senior Unsecured Notes due August 1, 2002 (the "Senior Unsecured Notes"), and $3.7 million on its Zero Coupon Convertible Subordinated Notes due August 2, 2002 and November 25, 2002 (the "Convertible Subordinated Noteholders"). Long-term debt of subsidiaries includes $38.9 million of LM's senior and subordinated non-recourse debt (the "LM debt") and $0.8 million of mortgage and other indebtedness.

On June 26, 2001, the LM debt was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As of September 30, 2001 7.5% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the captions, "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "Plan of Reorganization," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which should be considered in connection with a review of this report.

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

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. Dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the nine months ending September 30, 2001, the Company experienced an average devaluation in the Brazilian, Australian and French currencies of 26%, 15% and 10% respectively. In particular, the Brazilian Real has experienced tremendous volatility against the U.S. Dollar with the Real devaluing by over 40% against the U.S. Dollar as of September 2001 (R$2.75) when compared to the beginning of 2001(R$1.95). As of March 1, 2002, the Real has since improved to R$2.35 to the U.S. Dollar but continues to experience significant volatility, particularly in light of the Argentine crisis discussed below. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

Transtex has been, and continues to be, negatively impacted by Argentina's ongoing economic recession, political instability, extremely high levels of unemployment and interest rates, and default on the government debt such that any further deterioration may impact Transtex's ability to continue as a going concern. At present the Company is monitoring the daily operations of Transtex to insure that it continues to cover its operating expenses. The company will continue to re-evaluate the possibility of closing its operations in Argentina which will depend in large part on the extent, if any that Transtex begins to sustain consistent operating losses. Any closure of all or part of Transtex's operations will not have a material effect on the Company's consolidated results of operations.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At March 13, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.38 . The financial information for Transtex contained herein does not include the effect of any devaluation which occurred in 2002. For illustrative purposes, however, a 50% devaluation at September 30, 2001, would have decreased consolidated equity as of such date by approximately $1.7 million.

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

As a result, the Parent has increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation. Consequently, the Parent has previously disclosed that it expected to propose to the Bankruptcy Court amendments to the Plan. Although it is still finalizing such a proposal with its advisors and attorneys, management expects to propose a conversion of its 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "Senior Unsecured Notes") into 10 3/8% Senior Secured Notes due June 1, 2002 (the "Senior Secured Notes"). Such a proposal would affect the holders of the Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature. In addition, however, holders of the Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the Senior Secured Notes. Under the anticipated proposal, the indenture governing the Senior Secured Notes would also be modified, to extend the maturity date of the Senior Secured Notes, and to modify certain other provisions to afford the Company somewhat greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects, to approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

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

STATE AND LOCAL TAXES

The NYC Department of Finance ("NYC") notified the Parent in the third quarter of 2001 that it was contesting the Parent's position that it could file a combined franchise tax return in that jurisdiction. On that basis NYC has issued a formal assessment for additional taxes and interest of approximately $1.1 million related to tax years up to and including 1992. Management believes that it has meritorious defenses to the assessment and intends to vigorously contest it. Also in the third quarter, the statute of limitations, relating to the potential assessment of certain state taxes, based upon the same premise as in the aforementioned assessment expired. An aggregate reserve of approximately $3.4 million, including interest, was established in prior years for potential adjustments that could arise from audits by state and local taxing authorities. As a result of the expiration of the statute of limitations, the Parent estimated that approximately $1.8 million of this reserve, including interest of $0.7 million, was no longer required and was reversed in the third quarter of 2001. The $1.6 million balance of the reserve will remain on the Parent's balance sheet to cover remaining potential adjustments, including the NYC assessment noted above . The extent of the Parent's actual liability will depend upon what other assessments, if any, are asserted and the outcome of the Parent's defense of its position in connection with the NYC assessment.

BRAZILIAN TAX CLAIMS

Through September 30, 2001, ABNB has received assessments during the current and prior years from the Brazilian tax authorities for approximately $29 million relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and is expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to approximately $6.0 million of the above noted assessments. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result the Company has not made any significant provision for the assessments.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    AMERICAN BANKNOTE CORPORATION


                                    By:  /S/ STEVEN G. SINGER
                                         -------------------------------
                                        Steven G. Singer
                                        Chairman and Chief Executive Officer



                                    By:  /S/ PATRICK J. GENTILE
                                         -------------------------------
                                        Patrick J. Gentile
                                        Chief Financial Officer

Dated:  March 27, 2002