Form 10-K
period 2001-12-31
AMERICAN BANKNOTE CORP
filed 2002-04-01
CIK 51124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

              560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (201) 568-4400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

      Title of each class:                 Name of exchange on which registered
Common Stock, par value $.01 per share                OTC-BB

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes [ X ] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          At March 19, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $75,268, based on the closing price of $.003 per share as reported on the OTC-BB on that date. At March 19, 2002, 25,089,230 shares of Common Stock were outstanding.

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

          The Parent's principal subsidiaries are:

          American Bank Note Company ("ABN") a New York corporation and the Company's domestic operating subsidiary,

          American Bank Note Company Grafica e Servicos Ltda. ("ABNB"), a 77.5% owned Brazilian company,

          ABN Australasia Limited, trading as the Leigh-Mardon Group (`LM"), a 92% owned Australian company, with an operating subsidiary in New Zealand,

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

          The Parent was incorporated in Delaware in 1993 as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation. The Company's principal executive offices are located at 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632, and its telephone number is (201) 568-4400.

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

          The inability to upstream dividends was further impacted by the restrictive terms of the Australian subsidiary's local bank borrowing agreement, wherein cash flow from operations generated by this subsidiary can only be used to service its operations and local debt.

          Beginning in 1996, ABN has experienced certain negative trends primarily resulting from a decrease in revenues generated from its high margin stock and bond certificate and food coupon products. As a result, ABN utilized a good portion of its cash flow generated from operations to complete a restructuring of its business, resulting in less cash being available to be upstreamed to service the Parent's debt.

          Finally, the high cost of legal and investigative fees in connection with the Parent's defense of various legal proceedings put further strain on the Company's cash flow. See Item 3, "Legal Proceedings."

          In early 1999, the Parent realized that it would be unable to continue to service its U.S. public debt obligations. The Parent thereafter announced that its advisors, The Blackstone Group ("Blackstone"), had initiated discussions with holders of approximately 50% of the 11 1/4 % Senior Subordinated Notes due December 1, 2007 (the "11 1/4% Senior Subordinated Notes") to address a possible restructuring of these notes.

          The Parent reiterated in June 1999 that it would not make the semi-annual interest payment on the 11 1/4% Senior Subordinated Notes as and when due. Blackstone began to hold discussions with an informal committee of holders of more than 85% of the 11 1/4% Senior Subordinated Notes, seeking a consensual restructuring which would convert all or a substantial portion of that debt to equity.

          On November 2, 1999, the Parent announced that it had reached an agreement in principle on the terms of a financial restructuring with an informal committee representing 85% of the 11 1/4 % Senior Subordinated Notes and 56% of the 10 3/8% Senior Secured Notes due June 1, 2002 (the "10 3/8% Senior Secured Notes"). The Parent also reached a separate agreement with a holder of the Parent's Zero Coupon Convertible Subordinated Notes due August 2, 2002 and November 25, 2002 (the "Convertible Subordinated Notes") who held in excess of 95% of such notes. See Item 5, "Market Price for the Registrant's Common Equity and Related Stockholder Matters - Chapter 11 Plan of Reorganization," for further information.

          The following table summarizes the Parent`s outstanding principal indebtedness as of December 8, 1999, the date the Company filed a petition for reorganization relief under Chapter 11:

                                                   Amount
   Debt                                        (in millions)   Maturity Date
   ------------------------------------------- -------------   -------------
   10 3/8% Senior Secured Notes                 $   56.5       June 1, 2002
   11 5/8% Senior Unsecured Notes                    8.0       August 1, 2002
   11 1/4% Senior Subordinated Notes                95.0       December 1, 2007
   Zero Coupon Convertible Subordinated Notes:
        July 24, 1997 issuance                       0.6       August 2, 2002
        November 25, 1997 issuance                   3.1       November 25, 2002
                                                ---------
                                                $  163.2
                                                =========

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

          The terms of the Plan had been pre-negotiated between the Parent and an informal committee of unaffiliated noteholders (the "Noteholders Committee"). The Noteholders Committee included holders of at least 85% of the $95 million aggregate principal amount of the 11 1/4 % Senior Subordinated Notes and at least 56% of the $56.5 million aggregate principal amount of the 10 3/8 % Senior Secured Notes. Both the Noteholders Committee and an official Committee of Equity Security Holders appointed by the United States Trustee on April 12, 2000 (the "Equity Committee") recommended the Plan and the classes they represented subsequently voted for the acceptance of the Plan.

          The Plan was subsequently amended three times. On November 3, 2000 (the "Confirmation Date"), the Bankruptcy Court confirmed the Parent's third and final amended Plan. Final emergence from Chapter 11 was scheduled to occur on the consummation date (the "Consummation Date"), after the satisfaction or waiver by the Noteholders Committee of certain conditions precedent as set forth in the Plan.

          There continue to be certain impediments to consummation of the Plan as described in paragraphs that follow. However, two significant conditions precedent to consummation of the Plan were satisfied in July 2001, (as reported by the Parent in its Form 8-K filed on July 23, 2001) concerning the SEC and U.S. Attorney's Office investigations related to revenue recognition issues which took place at the Parent's former wholly owned subsidiary, American Banknote Holographics ("ABH"). The Parent reported that, on July 18, 2001, the SEC simultaneously instituted and settled civil claims against the Parent and ABH. The Parent, without admitting or denying the allegations of the SEC's complaint against it, consented to the entry of an order by the United States District Court permanently restraining and enjoining it from violating the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws.

          The Parent also reported, in the same Form 8-K, that it had been advised by the United States Attorney's Office for the Southern District of New York that, conditional upon its continuing cooperation with the United States Attorney's Office, it was no longer a target of the Office's criminal investigation, but that its investigation remained ongoing with respect to certain matters. Specifically, the Parent was informed that the United States Justice Department is investigating whether a $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay a consultant in connection with certain foreign printing projects previously investigated by the Parent's Audit Committee, a Special Committee of its Board of Directors and its counsel, Morgan Lewis & Bockius ("ML&B") involved potential violations of the Foreign Corrupt Practices Act. Since that date, the Parent has not received any further requests for information from the Justice Department on this matter, but believes to the best of its knowledge that the investigation remains ongoing.

          The Parent has cooperated fully and will continue to cooperate with the U.S. Attorney's Office and the SEC staff. Management of the Parent cannot predict the duration or the potential costs, if any, of the ongoing U.S. Attorney's Office investigation or its potential outcome.

          In the intervening period since the Bankruptcy Court's confirmation of the Plan, the Company has been adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. In addition, although it appears to have lessened recently, the Company continues to monitor any potential impact that may result from Brazil's recent energy crisis. As a result of these factors, the Parent has had increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation

          A further condition precedent to consummation of the Plan is that the Parent must have adequate resources on hand to pay its liabilities in the normal course of business. The Company has reviewed this last condition and in light of the declining market and global economic conditions discussed above, has concluded that it will be unable to consummate the Plan. The Company will therefore seek a fourth amendment to the Plan to make certain changes necessary to allow the Company to continue to operate as a going concern post-consummation.

          Although it is still finalizing such a proposal with its advisors and attorneys, management expects to propose a conversion of its 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "11 5/8% Senior Unsecured Notes") into its 10 3/8% Senior Secured Notes. Such a proposal would affect the holders of the Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature. In addition, however, holders of the 11 5/8% Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes. Under the anticipated proposal, the indenture governing the 10 3/8% Senior Secured Notes would also be modified, to extend the maturity date of the 10 3/8% Senior Secured Notes, and to modify certain other provisions to afford the Company greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects, to approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

          As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, future events could impact future operating results and may increase the risk that the Plan will require further amendments prior to consummation instead of or in addition to the ones presently being contemplated. Furthermore, additional administrative expenses will be required to consummate the Plan, the full effects of which cannot be determined readily.

PRIMARY PURPOSES OF THE PLAN

          The primary purposes of the Plan are to reduce the Parent's debt service requirements and overall level of indebtedness, to realign its capital structure and to provide it with greater liquidity. The Plan contemplates reducing the principal amount of the Parent's indebtedness, significantly lessening its debt service requirements, and transferring majority ownership of the Parent from its present equity security holders primarily to the present holders of the 11 1/4 % Senior Subordinated Notes. See Item 5, "Market Price for the Registrant's Common Equity and Related Stockholder Matters - Chapter 11 Plan of Reorganization" for further discussion.

          WHILE THE PLAN IS INTENDED TO MATERIALLY IMPROVE THE PARENT'S INDEBTEDNESS, CAPITAL STRUCTURE AND LIQUIDITY, MANY OF THE SAME RISKS THAT RESULTED IN THE PARENT'S INABILITY TO MEET ITS INTEREST PAYMENTS IN 1999 REMAIN TODAY, INCLUDING FOREIGN CURRENCY RISK, ECONOMIC RECESSION AND POLITICAL INSTABILITY, AN ACCELERATED DECREASE IN HIGH MARGIN PRODUCTS, AND A HIGH LEVEL OF PRINCIPAL INDEBTEDNESS (AND RESTRICTIVE DEBT COVENANTS) FOR ITS AUSTRALIAN SUBSIDIARY. THE PARENT'S ABILITY TO CONTINUE AS A GOING CONCERN DEPENDS UPON NUMEROUS FACTORS INCLUDING: THE RESTRUCTURING OF ITS INDEBTEDNESS IN ACCORDANCE WITH THE PLAN, AS PROPOSED TO BE AMENDED, REFINANCING SOME OR ALL OF ITS EXISTING CREDIT FACILITIES AS THEY BECOME DUE, AND GENERATING SUFFICIENT CASH FLOW FROM OPERATIONS TO MEET ITS RESTRUCTURED AND OTHER OBLIGATIONS ON A TIMELY BASIS. FOR A FURTHER DISCUSSION OF THESE RISKS, PLEASE SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND
ITEM 7A, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

COMPANY STRUCTURE AND STRATEGY

          In each of the markets that it serves, the Company is a leading regional provider of secure transaction solutions, documents and systems for financial institutions, governments and corporations. The Company's regional operations are based in the United States, Brazil, Australia, New Zealand, France and Argentina. The Company's Brazilian and Australian subsidiaries hold a significant market position in virtually every material product line offered in their respective home markets.

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

          During the past several years, the Company has undergone several major restructurings of its operations and has made strategic decisions to: (i) restructure, consolidate and reduce its manufacturing costs, (ii) diversify and expand its products and services in the major geographic regions where it conducts business, (iii) package complete "end-to-end" transaction and printing solutions, products and services to retain and grow market share and (iv) create strategic joint ventures and alliances with partners who provide strong technology and/or value added products that are complementary to its business. These restructurings and strategic decisions were directed at reducing the Company's reliance on maturing product lines which have been declining in favor of new products and services with growth potential but at significantly lower gross margins.

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

          The Company has significant operations in Brazil, Australia, and France, which had significant foreign exchange rate fluctuations against the U.S. Dollar in 2001 when compared to 2000. For the twelve months ended December 31, 2001, the Company experienced an average devaluation in the Brazilian, Australian and French currencies of 28%, 13% and 3% respectively against the U.S. Dollar. In particular, the Brazilian Real has experienced tremendous volatility against the U.S. Dollar with the Real devaluing by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). At December 31, 2001, the Real had strengthened to R$2.32 to the Dollar. For the first quarter of 2002 (through March 28, 2002) the average exchange rate was R$2.38 to the Dollar. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

          In addition, although the Argentine currency did not devalue in 2001, the severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern.

          Moreover, in an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At March 28, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.96.

          In addition to the above and the risks described under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," the Company is subject to numerous risks in connection with doing business in its foreign countries, including the risk that the Company will be subject to future government imposed restrictions in these countries including, but not limited to, new laws or prohibitions on the repatriation of dividends, or government action or intervention resulting in the nationalization or expropriation of the Company's assets.

FINANCIAL INFORMATION ABOUT SEGMENTS

          The Company has five reportable segments: (1) United States, (2) Brazil, (3) Australia, (4) France and (5) Argentina. The Australian segment also has operations throughout New Zealand and in parts of Asia. The Argentine segment has operations in Chile and a representative office in Peru and also services several other South American markets. The Company evaluates performance and allocates resources based on operating results of the reportable segments. There are no material intersegment sales or transfers between reportable segments. Each of these segments supplies products to their customers within one or more of the following three main product lines: (1) Transaction Cards and Systems, (2) Printing Services and Document Management and (3) Security Printing Solutions. For further information on the Company's reportable segments, as well as the accounting policies for these segments, see Note Q of Notes to Consolidated Financial Statements included herein.

UNITED STATES

          A supplier of secure documents of value, ABN operates principally within the Company's Security Printing Solutions product line. ABN offers a full range of security printing solutions to a wide array of government, corporate and commercial accounts. In addition to secure base printing, the Company offers its customers a wide variety of core competencies, including but not limited to secure storage, direct fulfillment, distribution, personalization, accountability, and inventory and database management. ABN and its predecessors have printed security documents for over 200 years.

          ABN principally sells its products in the U.S. markets, but from time to time sells into foreign markets particularly in parts of Latin America, Eastern Europe and certain developing countries. U.S. export sales in 2001 and 2000 were approximately $1.1 million and $1.4 million, respectively or approximately 3% and 4%, respectively of ABN's total sales.

          Over the past several years ABN has restructured and streamlined its operations in an attempt to exit negative margin product lines and to reduce its cost structure to a level more appropriate to its remaining business. However, during 2001, ABN continued to experience a decline in demand for its mature high margin product lines (particularly stock and bond certificates and food coupons) and has been unable, thus far, to find a sufficient number of opportunities in lower margin product lines to fully offset the significant decline. Based upon a comparison of the results of operations for the twelve months of 2001 versus 2000, operating income at ABN declined by approximately $3.3 million (approximately 35%). The lower levels of operating income for 2001 has had a negative effect on ABN's ability to upstream dividends to the Parent to fund its corporate obligations.

BRAZIL


          In 1993, the Company acquired ABNB, currently the largest private-sector security printer and manufacturer of transaction cards in Brazil. ABNB is also a leading provider of stored-value telephone cards to many telephone companies in Brazil. ABNB provides a wide variety of document management systems and solutions to many of the largest corporate, financial and government institutions in Brazil. Over 95% of ABNB's sales are in Brazil.

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

          In January 2001, the Company entered into an agreement to sell a 2% interest in ABNB to local management, which was contingent upon consummation of the Plan. However, as a result of the delay in consummating the Parent's Plan, and the decreased value in the Real, the Parent and Brazil's local management agreed on January 4, 2002 to terminate such agreement.

          Under a separate agreement dated December 12, 2001, ABNB agreed to an incentive bonus arrangement with Sidney Levy, President of ABNB, which will entitle Mr. Levy to a cash bonus in the event that ABNB is sold by the Parent during Mr. Levy's employment as President of ABNB.

AUSTRALIA

          In 1996 the Company acquired LM, Australia and New Zealand's oldest, largest and only fully integrated provider of secure document and transaction card solutions.

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

          In June 2001, the Company granted to LM's Managing Director options to purchase a 5% equity interest in LM to vest over a 27 month period at an aggregate exercise price of $10. The Company engaged in this transaction as a part of a management incentive plan to retain the services of LM's Managing Director into the future, and as a restructuring of a prior service agreement to reduce aggregate cash compensation.

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

          LM continues to explore opportunities to restructure and streamline its operations to reduce its cost structure with respect to mature product lines and to provide new value added products that complement its core business. In the first quarter of 2002, LM announced to its employees and customers a restructuring program for the purpose of consolidating its manufacturing operations. In the initial stage of the program, it is anticipated that approximately 80 employees will be terminated at one of its current check printing facilities, which will be significantly downsized. This will result in an estimated provision for costs of approximately $1.6 million during the first half of 2002. It is contemplated that further action in connection with the program will take place over the course of 2002, including but not limited to additional hirings that may be required as a result of consolidating most of LM's check printing operations to a centralized location. Based upon current estimates, LM's management believes that the cost resulting from the initial stage of the program will be recovered within one year from its execution. The Company is presently reviewing the effects of the above program in order to quantify and measure the total cost to be recorded in 2002, and to better estimate the total annual cost savings to be achieved on an ongoing basis. In order to accomplish this program, LM is seeking short term bank financing whereby the repayment will be fully secured by the savings achieved. Although LM's management believes that it will be able either to obtain such financing or to identify alternative methods for internally funding the restructuring program, there can be no assurance of either outcome and, therefore, that the restructuring program will be completed fully in this fiscal year. LM's management believes that the program will not impact or disrupt its current operations.

          Management believes that the above restructuring along with the recent restructuring in June 2001 of the terms of LM's debt with its local banking syndicate should allow LM to have the near and long-term liquidity to continue to achieve its profit improvement programs. Under the terms of LM's amended bank facility, dividends payable to the Company will continue to be completely restricted. See Item 7, "Liquidity and Capital Resources" for further information.

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

          In October 2000, the Company sold the entire printing operations of Sati, but retained its equity ownership in CPS. The Company received approximately $9.8 million in cash proceeds and repaid local subsidiary indebtedness of $4.7 million, resulting in net proceeds of $5.1 million. The Company's carrying value in Sati was approximately $4.5 million, resulting in a gain on sale of $0.6 million. Income in 2000 from discontinued operations in 2000 of $1.1 million, as reported in the December 31, 2000 financial statements, represents the net income of Sati up to the date of sale.

ARGENTINA

          In April 1999, the Company acquired Transtex, Argentina's leading manufacturer of transaction cards including debit, credit, telephone and smart cards for a total cash purchase price of approximately $15.5 million. Transtex maintains a sales office in Chile, where the Company is also the leading supplier of secure transaction cards. It also maintains a representative office in Peru. Transtex operates within the Company's Transaction Card and Systems product line. Transtex principally sells its products within the three countries mentioned above but also services several other countries in South America.

PRODUCT LINES

          Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines:
Transaction Cards and Systems, Printing Services and Document Management, and Security Printing Solutions. The Company manages and oversees these product lines on a country-by-country basis.

          The following table presents the principal product line components of these sales for the years ended December 31, 2001 and 2000 (Dollars in thousands):

                                                           2001                             2000
                                                           ----                             ----
                                                    SALES        PERCENTAGE          SALES        PERCENTAGE
                                                  --------       ----------        --------       ----------
  Transaction Cards and Systems                   $ 71,875          33%            $ 83,187           32%
  Printing Services and Document Management         37,422          17%              50,324           19%
  Security Printing Solutions                      111,667          50%             126,428           49%
                                                  --------       ----------        --------       ----------
                                                  $220,964         100%            $259,939          100%
                                                  ========       ==========        ========       ==========


TRANSACTION CARDS AND SYSTEMS

          The Company is a leading supplier of a wide range of transaction cards, products and systems in the Latin American, Australian, and New Zealand markets. In France, CPS is one of the largest personalizers of bank and other financial cards. The Company continues to expand and improve its production and service capabilities to capitalize on the trend toward cashless financial transactions. These products primarily include: (i) stored-value and prepaid cards, (ii) transaction cards and personalization services, (iii) licenses and issuance systems and (iv) micro-chip imbedded "smart-card" applications.

          Stored-Value and Prepaid Cards. The Company is a leading supplier of stored-value and prepaid telephone cards in Latin America, Australia, New Zealand and France. In Brazil, ABNB supplies stored-value telephone cards to many telephone companies as well as prepaid phone cards to many mobile telecom operators. In Argentina and France, the Company is a major supplier of prepaid phone cards to their respective local telephone carriers. The Company's Australian subsidiary, LM, is a major supplier of prepaid phone cards to Australia's national telephone company. The Company also provides stored-value cards as well as contact and contactless cards to various firms in the financial and transportation industries.

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

          License and issuance systems. The Company handles large scale license contracts in a number of Brazilian and Australian states, including the production and personalization of driver and shooter licenses as well as various corporate identification programs. In Brazil, ABNB is a leading provider of issuance systems including management of Motor Vehicle Departments for a number of states in Brazil.

          Smart card applications. The Company's subsidiaries in Brazil and Australia have formed separate but similar joint venture companies with Gemplus S.A., the world's leading systems designer and manufacturer of smart cards. A smart card is a transaction card with an imbedded micro-chip which allows for the storage of materially more data than the traditional magnetic stripe card. The two joint venture companies each manufacture, market and sell smart card systems and products in the Brazilian and Australian markets. The Company has a 50% ownership interest in each of these joint ventures. In France, CPS is a third-party personalizer of smart GSM phone cards and in Argentina, Transtex has started to supply a small volume of smart cards for loyalty programs and prepaid chip phone cards.

PRINTING SERVICES AND DOCUMENT MANAGEMENT

          The Company's Printing Services and Document Management business allows public and private sector institutions to outsource their printing, personalization and document processing operations. Utilizing advanced inventory control systems, e-commerce solutions and "just-in-time" distribution capabilities, the Company helps businesses and governmental institutions effectively lower costs by supplying all of their printing, storage, processing, system and distribution needs.

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

          Printing, Storage & Distribution. The Company prints products such as business forms and checks and provides storage and distribution services to the end user on behalf of its customers. For example, in Australia, LM prints and distributes medical forms for the Australian Health Insurance Commission, a government agency. In Brazil, ABNB performs print and document management and distribution services for leading financial institutions.

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

          With the advent of electronic payment systems, demand for bank checks in all three countries continue to decline. While in Brazil checks represent a small part of ABNB's total revenue and contribution margin for 2001 and 2000 (approximately 9% and 7% for both years), LM's revenue base and gross margin for bank checks in Australia and New Zealand for both 2001 and 2000, when compared to its total revenue, are much higher (approximately 36% and 37%, respectively).

          Stock and Bond Certificates. ABN produces stock and bond certificates. ABN is one of the few remaining producers of engraved printed certificates with the unique border designs and vignettes that have traditionally been required by the New York Stock Exchange, Inc. (the "NYSE"). ABN maintains a library of engraving plates for a large percentage of publicly traded securities.

          Stock and Bond certificates represent a declining product and there is considerable risk of further decline. This risk may be further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001, granting approval to the NYSE to change its listing requirement rules with respect to the physical format for stock and bond certificates. The NYSE no longer requires a vignette on the certificate's face but has yet to eliminate intaglio printing.

          Government Products. Government products include a variety of security documents printed for federal, state and local governments throughout the world. The Company manufactures food coupons, passports, visas, tax revenue stamps, property tax vouchers, postal panels, gas coupons, and similar products for federal governments. The Company also supplies secure documents such as motor vehicle registrations, title certificates and licenses, birth certificates, identity cards, and transportation passes for its government customers. The Company through ABN also acts as the secure distribution and accountability agent for the United States Postal Service (the "USPS") for its Stamps on Consignment Program delivering stamps to private retailers throughout the United States.

          The United States Department of Agriculture ("USDA") is the Company and ABN's largest single domestic customer, for which ABN has printed, stored and distributed food coupon requirements for more than 20 years. Food coupons are engraved printed documents accepted by grocery stores in lieu of currency. Revenue from food coupons as a percentage of total consolidated sales for 2001 and 2000 is approximately 3.3% and 2.5%, respectively but represents approximately 21% in 2001 and 19% in 2000 of total sales of ABN. However, like stock and bond certificates this represents a declining product line, and there is considerable risk of further decline. See "Special Note Regarding Forward-Looking Statements" for more information.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          The Company's foreign and domestic operations are managed by geographic region. As a result, the Company considers each geographic region a reportable segment. Financial information relating to foreign and domestic operations and export sales for 2001 and 2000 were as follows:


                                                          2001            2000
                                                          ----            ----
                                                             (in millions)
Sales to unaffiliated customers:
United States                                             $ 36.0         $ 37.5
Brazil                                                     111.3          132.9
Australia                                                   57.0           69.8
France                                                       8.5            9.9
Argentina                                                    8.2            9.8

Operating profit or loss:
United States                                             $  0.9         $  1.6
Brazil                                                      11.1           14.2
Australia                                                    2.3           (0.2)
France                                                       0.5            0.2
Argentina                                                   (2.1)          (9.5)

United States: Export Sales                               $  1.1         $  1.4


          For further information on the Company's foreign and domestic operations and export sales, see Note Q of Notes to Consolidated Financial Statements and the Report of Independent Auditors included herein.

SALES AND MARKETING

          The Company sells its products and services through a combination of direct sales personnel, commissioned sales personnel, independent sales representatives and alliances. Each one of the Company's subsidiaries maintains its own sales and marketing departments. Each of the Company's subsidiaries markets and sells secure products and services to a number of financial institutions, corporations, governments and government agencies worldwide. Each sales force is supported by marketing professionals who provide research and product development assistance. The sales and marketing activity is focused on the three main product lines within each geographically defined market.

MAJOR CUSTOMER

          The Company derived $24.5 million for 2001 and $35.6 million for 2000, or approximately 11.1% and 13.7% respectively of total consolidated revenue from Banco Bradesco under a two-year supply contract which expires in June 2002. Bradesco owns a 22.5% minority shareholder interest in ABNB. The Company has supplied products to Bradesco under multi-year supply arrangements since 1995. There can be no assurance that this supply contract will be renewed or if renewed, will be based upon the same prices and conditions that exist today.

COMPETITION

          Competition in the Company's markets is based upon price, service, quality, reliability and the ability to offer a broad range of secure transaction products and services. Certain of the Company's product lines have high costs of entry into these markets. Conversely, the cost to enter certain markets is much lower and in such markets, the Company faces many more diverse competitors who possess equal or greater technology infrastructures. In addition, certain of the Company's global competitors also have greater financial resources than does the Company.

          Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. Additionally, the privatization and sale of Brazil's national telephone company, has created several smaller phone companies, which has resulted in greater pricing sensitivity. In addition, there are several smaller local competitors in Brazil who have manufacturing capabilities in certain transaction cards and systems and have therefore created additional competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

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

BACKLOG

          At December 31, 2001 and December 31, 2000, the Company had an overall backlog of approximately $21.4 million and $13.1 million respectively. This backlog principally consists of orders related to stored-value telephone cards, food coupons, passports, personal checks and financial payment cards. Generally, a substantial portion of the Company's backlog is produced and shipped within twelve months. The Company believes that its backlog is not a meaningful representation of the Company's expected revenues.

RAW MATERIALS

          Sources of raw materials are generally reliable. However, the Company's dependency upon any one supplier for raw materials and consumables used in its businesses is dependent primarily upon the type of product and the region where the Company conducts business. For instance, with respect to certain product lines such as transaction cards, certain raw materials, such as specific chemicals or plastics for card manufacturing and consumables for card personalization, are available from either one or a limited number of suppliers. Furthermore, some of these materials may contain certain petroleum or precious metal based by-products that may cause periods of price volatility. In addition, the continual threat of volatile foreign currency swings could result in higher costs for raw materials from foreign suppliers who are based in countries with stronger denominated currencies. There can be no assurance that significant price increases in raw materials and consumables can be passed on either in whole or in part to the Company's customers. As a result, any significant price increase may have a material adverse effect on the results of operations, financial position and cash flow of the Company.

ENVIRONMENTAL

          The Company uses and disposes of substances that may be toxic or hazardous substances under applicable environmental laws. Management believes that its compliance with such laws has not had, and will not have, a material effect on its capital expenditures, earnings, financial, or competitive position.

EMPLOYEES

          At December 31, 2001, the Company had approximately 3,110 employees consisting of 2,640 manufacturing employees, 330 plant administration and sales personnel and 140 executive, corporate and administrative personnel. Approximately 19% of the Company's domestic employees, 58% of LM's employees, 61% of Transtex employees and all of ABNB's employees are represented by labor unions. None of CPS's employees are represented by labor unions. The Company's future profitability will depend, in part, on its ability to maintain satisfactory relationships with labor unions and employees and in avoiding strikes and work stoppages. The Company considers its employee relations to be good.


ITEM 2.   PROPERTIES

                                                               OWNED
                                                APPROXIMATE      OR
BUSINESS SEGMENT AND LOCATION                     FOOTAGE      LEASED      OPERATIONS
--------------------------------------------      -------      ------      --------------------------------------------

UNITED STATES:
-------------
     560 Sylvan Avenue, Englewood Cliffs,             3,222      Leased     Executive, administration and offices, lease
     New Jersey                                                                 expires 8/06

     Trevose, Pennsylvania                           11,000      Leased     Administration and sales offices; printing,
                                                                            lease expires 12/04
     Philadelphia, Pennsylvania                      95,000       Owned     Security printing

     Columbia, Tennessee                             50,000       Owned     Administration and sales offices; security
                                                                            printing
     Hamilton Place, Tennessee                       23,000      Leased     Finishing and storage, lease expires 6/03

     Mt. Pleasant, Tennessee                         15,000      Leased     Storage, lease expires 1/06

BRAZIL:
------
     Jandira, Sao Paulo                             310,000      Leased     Printing, storage and distribution,
                                                                            electronic printing and smart-card
                                                                            manufacturing and personalization.  Lease
                                                                            month to month

     Rio de Janeiro, Rio de Janeiro                 140,000       Owned     Checks, financial and telephone cards,
                                                                            intaglio documents, printing and card
                                                                            personalization,

     Erechim, Rio Grande do Sul                      20,000      Leased     Production and personalization of credit and
                                                                            transaction cards, lease month to month

     Erechim, Rio Grande do Sul                      40,000       Owned     Production of transaction cards

AUSTRALIA: (Includes New Zealand and Taiwan)
---------
     Highett, Victoria                              139,000      Leased     LM head office, administration, sales
                                                                            imaging, plastic cards, manufacturing and
                                                                            personalization, base stock check printing,
                                                                            smart card manufacturing and personalization,
                                                                            lease expires 5/06

     Ingleburn, NSW                                  59,000      Leased     Sales, check and card personalization,
                                                                            printing services and document management,
                                                                            lease expires 3/07

     Wellington, New Zealand                         23,000      Leased     Sales, card manufacturing and check and card
                                                                            personalization; executive offices, lease
                                                                            expires 2/06

     Auckland, New Zealand                           15,000      Leased     Check and card manufacturing and
                                                                            personalization, lease expires 10/02

     Perth, Western Australia                        13,000      Leased     Sales, check personalization and printing,
                                                                            lease expires 11/02

     Taipei, Taiwan                                     529      Leased     Card personalization, lease expires 1/02

FRANCE:
------
     Craponne, Lyon                                  11,000      Leased     CPS head office, sales and card
                                                                            personalization, lease expires 7/07

ARGENTINA: (includes Chile)
---------
     Buenos Aires, Argentina                         32,000      Leased     Card manufacturing and personalization, lease
                                                                            expires 4/04

     Santiago, Chile                                    100      Leased     Sales and card personalization, lease month
                                                                            to month


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

ITEM 3.   LEGAL PROCEEDINGS.

CHAPTER 11 FILING AND CONFIRMATION OF THE PLAN

          On December 8, 1999 (the "Petition Date"), the Parent (but none of its subsidiaries) filed a petition for reorganization relief commencing its Chapter 11 Proceeding. On that date, the Parent also filed its Plan, which sets forth the manner in which claims against and interests in the Parent will be treated following its emergence from Chapter 11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries is a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding.

          The terms of the Plan had been pre-negotiated between the Parent and the unaffiliated Noteholders Committee. The Noteholders Committee represented holders of at least 85% of the $95 million aggregate principal amount of the 11 1/4 % Senior Subordinated Notes and at least 56% of the $56.5 million aggregate principal amount of the 10 3/8% Senior Secured Notes. Both the Noteholders Committee and an official Equity Committee recommended the Plan and the classes they represented subsequently voted for the acceptance of the Plan.

          The Plan was subsequently amended three times. On November 3, 2000 (the Confirmation Date), the Bankruptcy Court confirmed the Parent's third and final amended Plan. Final emergence from Chapter 11 will occur on the Consummation Date, after the satisfaction or waiver by the Noteholders Committee of certain conditions precedent as set forth in the Plan.

          There continue to be certain impediments to consummation of the Plan as described in paragraphs that follow. However, two significant conditions precedent to consummation of the Plan were satisfied in July 2001, as reported by the Parent in its Form 8-K filed on July 23, 2001 concerning the SEC and U.S. Attorney's Office investigations related to revenue recognition issues which took place at the Parent's former wholly owned subsidiary American Banknote Holographics. The Parent reported that on July 18, 2001, the SEC simultaneously instituted and settled civil claims against the Parent and ABH. The Parent, without admitting or denying the allegations of the SEC's complaint against it, consented to the entry of an order by the United States District Court permanently restraining and enjoining it from violating the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws. Furthermore, because the Parent is unable to produce consolidated audited financial statements for years prior to 2000, the settlement and related order provides that, notwithstanding the Parent's obligation to obey the terms of the consent decree, the Parent may omit from any report or statement required to be filed with the SEC pursuant to Section 13(a) of the Exchange Act the presentation of, and management's discussion and analysis about, financial statements for the fiscal years ended December 31, 1998 and 1999 and any quarterly periods within either of such fiscal years and selected and any other required financial information for the fiscal years ended December 31, 1996, 1997, 1998 and 1999.

          The Parent also reported in the same Form 8-K that it had been advised by the United States Attorney's Office for the Southern District of New York that, conditional upon its continuing cooperation with the United States Attorney's Office, it was no longer a target of the Office's criminal investigation, but that its investigation remained ongoing with respect to certain matters. Specifically, the Parent was informed that the United States Justice Department is investigating whether a $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay a consultant in connection with certain foreign printing projects previously investigated by the Audit Committee, a Special Committee of its Board of Directors, and ML&B involved potential violations of the Foreign Corrupt Practices Act. The Parent has not received any further requests for information from the Justice Department on this matter, but believes to the best of its knowledge that the investigation remains ongoing.

          The Parent has cooperated fully and will continue to cooperate with the U.S. Attorney's Office and the SEC staff. Management of the Parent cannot predict the duration or the potential costs, if any, of the ongoing U.S. Attorney's Office investigation or its potential outcome.

          In the intervening period since the Bankruptcy Court's confirmation of the Plan, the Company has been adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. In addition, although it appears to have lessened recently, the Company continues to monitor any potential impact that may result from Brazil's recent energy crisis. As a result of these factors, the Parent has increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation.

          A further condition precedent to the consummation of the Plan is that the Parent must have adequate resources on hand to pay its liabilities in the normal course of business. The Company has reviewed its ability to consummate the Plan and has concluded that it will be unable to consummate the Plan. The Company will therefore seek a fourth amendment to the Plan to make certain changes necessary to allow the Company to continue to operate as a going concern post-consummation.

          Although it is still finalizing such a proposed amendment with its advisors and attorneys, management expects to propose a conversion of its 11 5/8% Senior Unsecured Notes into 10 3/8% Senior Secured Notes. Such a proposal would affect the holders of the 11 5/8% Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature. In addition, however, holders of the 11 5/8% Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes. Under the anticipated proposal, the indenture governing the 10 3/8% Senior Secured Notes would also be modified, to extend the maturity date of the 10 3/8% Senior Secured Notes, and to modify certain other provisions to afford the Company somewhat greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects, to approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

          As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, future events could impact future operating results and may increase the risk that the Plan may require further amendments prior to consummation instead of or in addition to the ones presently being contemplated. Furthermore, additional administrative expenses will be required to consummate the Plan, the full effects of which cannot be determined readily.

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

          The consolidated class action complaint was brought against the Parent, certain of the Parent's former and current officers, ABH, certain of ABH's former officers and directors, the four co-lead underwriters of ABH's initial public offering and Deloitte & Touche LLP ("D&T"), the previous outside auditors of the Parent and ABH. The complaint alleges violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Parent's common stock during the class period (May 2, 1996 through and including January 25, 1999) and purchasers of common stock of ABH purchased during the class period (July 15, 1998 through and including February 1, 1999) (the "Plaintiffs").

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

          Under the settlement agreement, the Parent's and ABH's insurance carrier deposited $12.5 million in cash and D&T deposited $2.4 million in cash, both to be held in interest-bearing escrow accounts for the benefit of the classes. Upon consummation of the Plan, in accordance with the separate agreement described below among the Plaintiffs, the Parent and the Equity Committee, the Parent shall deliver to the Plaintiffs 40% of the allocation of the equity reserve (the "Equity Reserve"), which will result in a distribution of 366,159 shares, or approximately 7.7%, of New Common Stock and 248,992 New Warrants, in accordance with the terms of the Plan (see Item 5, "Market Price for the Registrant's Common Equity and Related Stockholder Matters" - "Securities to be issued in connection with the Plan". In order to allow for the foregoing settlement, the Plaintiffs and the Equity Committee had agreed that the Plaintiffs would receive forty percent (40%) of the Equity Reserve, and that the existing common and preferred stockholders of the Parent will receive sixty percent (60%) of the Equity Reserve, but that the Plaintiffs would not share in any recovery of stock, options, or warrants from Morris Weissman, the Parent's former Chairman and Chief Executive Officer.

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

          In February 2002, the Plaintiffs filed an application with the District Court to distribute the settlement proceeds to the Class with the exception of the 40% of the Equity Reserve which will be distributed to the Plaintiffs upon the consummation of the Parent's Plan.

          SETTLEMENT BETWEEN THE COMPANY AND ABH. At the time of the initial public offering of the shares of ABH, the Parent and ABH entered into a separation agreement (the "Separation Agreement"). ABH filed a proof of claim with the Bankruptcy Court in the amount of $47.8 million, based in part upon alleged obligations under the Separation Agreement and liabilities stemming from the alleged inaccurate financial statements filed by ABH. The Parent and ABH entered into a memorandum of understanding whereby both parties will settle their respective claims as follows: (i) the Parent and ABH will release each other from (a) any obligations pursuant to the Separation Agreement and (b) any sums allegedly owing by each of them and their affiliates to the other; (ii) the Parent will be responsible for all income, franchise, or similar tax liabilities of ABH or any person for which ABH is or may be liable, including costs and expenses, for the period January 1, 1990 through July 20, 1998; (iii) ABH will remit to the Parent any franchise or similar tax refunds for the periods prior to July 20, 1998; (iv) ABH and ABN and the Sati Group will exchange mutual releases; (v) ABH will withdraw its proof of claim in the Chapter 11 Proceeding with prejudice; and (vi) ABH shall receive 25,000 shares of the Parent's New Common Stock.

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

          On September 22, 2000, the Parent and the Bank entered into a settlement agreement (the "Bank Settlement Agreement"), to settle and release one another from all pending claims and counterclaims. Under the Bank Settlement Agreement, the Parent agreed to pay the Bank $2.2 million in accordance with the following payment terms including applicable interest to begin upon the consummation of the Parent's Chapter 11 Plan: (i) $0.3 million to be paid on the Consummation Date; (ii) $0.2 million to be paid six months after the Consummation Date; (iii) $0.5 million to be paid upon the first anniversary of the Consummation Date; (iv) $0.3 million to be paid eighteen months after the Consummation Date; (v) $0.3 million to be paid upon the second anniversary of the Consummation Date; (vi) $0.3 million to be paid thirty months after the Consummation Date and (vii) $0.3 million to be paid upon the third anniversary of the Consummation Date.

          The settlement has been approved by the board of directors of both the Parent and the Bank, by the Bankruptcy Court on October 12, 2000 and by the Arbitral Tribunal in the form of an ICC award by consent on February 14, 2001. The Parent, ABN and the Bank exchanged mutual releases with one another as part of the final settlement, subject to payment of the amounts described above. The Parent recorded a liability of $2.2 million on its books in connection with the settlement.

          SETTLEMENT AGREEMENT WITH RABBI TRUST PARTICIPANTS. In 1989, the Parent established a post-retirement welfare benefit trust, commonly known as a "rabbi trust," to pay the post-retirement medical benefits of certain of its former employees (the "Rabbi Trust") pursuant to that certain Trust Agreement (the "Trust Agreement"), dated December 29, 1989, between the Parent (as successor) and The Chase Manhattan Bank, N.A., as successor trustee (the "Rabbi Trust Trustee"). At December 31, 2001 the assets in the Rabbi Trust included marketable securities and cash with a fair market value of approximately $0.8 million. Pursuant to the terms of the Trust Agreement the Rabbi Trust assets are available to the Parent's creditors in the event of a filing by the Company of a petition under the Bankruptcy Code.

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

          Under the order confirming the Plan (the "Confirmation Order"), the parties settled the Adversary Proceeding. Pursuant to the settlement (i) each of the participants in the Rabbi Trust (the "Participants") is required to enroll in Medicare, Blue Cross/Blue Shield, and the health insurance plans offered by the Parent (collectively, the "Medical Plans"), and the Medical Plans are required to be continued without interruption for the benefit of the Participants throughout their lifetimes; (ii) each of the Participants is required to submit to the Medical Plans any claims that qualify as medical care under section 105(b) of the Internal Revenue Code ("Covered Medical Claims"), and to cooperate in the coordination of benefits among the Medical Plans; (iii) the Parent is required to reimburse the Participants for any Covered Medical Claims that remain unreimbursed by each of the Medical Plans; (iv) the Parent paid $20,000 to counsel to the Participants in respect of their court-approved fees and disbursements; (v) if the Parent terminates any of the Medical Plans (other than Blue Cross/Blue Shield), it is required to replace the plan with a health insurance plan with comparable benefits; (vi) if substantially all of the current executive level employees of the Parent cease to be employed by the Company and are employed by an affiliate, the Parent or its successor is required to permit the Participants to participate in any health insurance plans in which such executives participate; (vii) the corpus of the Rabbi Trust is to be turned over to the Parent, net of the Rabbi Trustee's compensation, fees and expenses, following (a) the receipt by the Parent and the Rabbi Trust Trustee of satisfactory written release agreements and (b) entry of the Confirmation Order; and (viii) each of the Participants, and any former participant of the Rabbi Trust is enjoined from commencing any suit, action, demand, or proceeding arising out of or in connection with the Rabbi Trust of any kind whatsoever, arising at any point in time. Because one of the releases referred to in clause
(vii)(a) above has not yet been delivered, the corpus of the Rabbi Trust has not yet been turned over to the Parent. The property held in the Rabbi Trust is needed to fund administrative and other costs of the Plan.

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

          BRAZILIAN TAX CLAIMS. Through December 31, 2001, ABNB has received assessments during the current and prior years from the Brazilian tax authorities for approximately $29 million relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and are expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to approximately $6.0 million of the above noted assessments. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result the Company has not made any significant provision for the assessments.

          STATE AND LOCAL TAXES. The NYC Department of Finance ("NYC") notified the Parent in the third quarter of 2001 that it was contesting the Parent's position that it could file a combined franchise tax return in that jurisdiction. On that basis NYC has issued a formal assessment for additional taxes and interest of approximately $1.1 million related to tax years up to and including 1992. Management believes that it has meritorious defenses to the assessment and intends to vigorously contest it. Also in the third quarter, the statute of limitations relating to the potential assessment of certain state taxes, based upon the same premise as in the aforementioned assessment, expired. An aggregate reserve of approximately $3.4 million, including interest, was established in prior years for potential adjustments that could arise from audits by state and local taxing authorities. As a result of the expiration of the statute of limitations, the Parent estimated that approximately $1.8 million of this reserve, including interest of $0.7 million, was no longer required and was reversed in the third quarter of 2001. The $1.6 million balance of the reserve will remain on the Parent's balance sheet to cover remaining potential adjustments, including the NYC assessment noted above. The extent of the Parent's actual liability will depend upon what other assessments, if any, are asserted and the outcome of the Parent's defense of its position in connection with the NYC assessment

          UNITED STATES BANKNOTE DERIVATIVE LITIGATION. In January 1994, Atencio
v. Weissman, et al., was filed in the Court of Chancery for the State of Delaware, New Castle County, against various former officers and directors of the Parent, on behalf of a putative class of shareholders and derivatively on behalf of the Parent. In February 1994, Rosenberg v. Weissman, et al., was filed in the same court against the same defendants derivatively on behalf of the Parent. The cases have been consolidated under the caption In re United States Banknote Derivative Litigation. The operative complaint in the consolidated action asserts claims for breach of fiduciary duty and alleges among other things, the sale of the Parent's common stock by certain defendants while in the possession of material non-public information. The claims against the officer defendants subsequently were dismissed. The Parent's insurer has paid the costs of defending such action on behalf of the individual defendants under a reservation of rights. The consolidated action had been stayed for various reasons by the state court since March of 1995. In February 2002, the case was voluntarily dismissed by the plaintiff without prejudice.

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

          The table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the NYSE until February 29, 2000, and the high and low bid prices of the Common Stock as reported by the OTC Bulletin Board starting on February 29, 2000:

                                                           High          Low
                                                           ----          ---
         2000
              First Quarter                                0.10         0.01
              Second Quarter                               0.09         0.03
              Third Quarter                                0.08            *
              Fourth Quarter                               0.06         0.03
         2001
              First Quarter                                0.06         0.04
              Second Quarter                               0.06         0.03
              Third Quarter                                   *            *
              Fourth Quarter                                  *            *

     * Stock price less than a penny.

          During the first quarter of 2002 through March 18, 2002 the stock price continued to trade at less than a penny.

          The OTC market quotations reflect inter-dealer quotations, without markup, markdown or commission and may not represent actual transactions.

          As of March 28, 2002, the Parent had approximately 2,515 shareholders of record. The Parent believes there are more than 9,000 beneficial owners of Common Stock.

DIVIDEND POLICY

          No cash dividends were paid on Common Stock in 2001 or in 2000, and the Parent does not expect to pay cash dividends in the foreseeable future. The Parent is restricted from paying cash dividends on its Common Stock by the terms of its financing agreements. In addition, following consummation of its Chapter 11 Plan, the Parent does not anticipate that any dividends with respect to the New Common Stock will be paid in the near term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          As a holding company, the Parent is dependent on dividends from its subsidiaries to service its US publicly held debt and to fund its corporate office expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund any material portion of the U.S. obligations. With respect to LM, the Parent is unable to repatriate dividends due to restrictions under LM's banking facility. There can be no assurance that ABN and ABNB will continue to generate sufficient excess cash flow from their respective operations to service and repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses.

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

SECURITIES TO BE ISSUED IN CONNECTION WITH THE PLAN

          The following discussion of new securities to be issued in connection with the Plan is based upon the Plan as confirmed by the Bankruptcy Court in November 2000. It is anticipated that further amendments to the Plan based upon current valuations may result in changes to the number of securities issued. However these changes are not anticipated to impact the relative equity percentages to be received by each allowed claim holder.

          NEW COMMON STOCK. The principal terms of the New Common Stock to be issued by the reorganized Parent under the Plan are as follows:

         Authorization:                          20 million shares, $.01 par
                                                 value per share

         Initial Issuance:                       11,827,143 shares

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

             Total                              15,216,208 shares

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

         Initial Issuance:                       622,481 warrants, each
                                                 representing the right to
                                                 purchase one share of New
                                                 Common Stock

         Vesting:                                Immediately upon issuance

         Term                                    Five years from the
                                                 Consummation Date

         Strike Price:                           311,241 warrants (the New
                                                 Series 1 Warrants) will have a
                                                 strike price of $10.00

                                                 311,240 warrants (the New
                                                 Series 2 Warrants) will have a
                                                 strike price of $12.50

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

          MANAGEMENT INCENTIVE OPTIONS. Under the Plan, the Parent Company has been authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Consummation Date, pursuant to the Parent's Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options would permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the compensation committee upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. Initial grants will be determined after the date of distribution under the Plan (the "Distribution Date") by the compensation committee of the Board of Directors of the reorganized Parent.

          CONSULTANT OPTIONS. Consultant Options that will entitle the Company's former Chairman and Chief Executive Officer, Morris Weissman ("Weissman") to purchase up to 88,531 shares of New Common Stock or 0.64% on a fully diluted basis at an exercise price of $2.50 per share will be issued to Weissman. The Consultant Options shall expire on the tenth anniversary of the effective date of the Plan. Pursuant to a settlement agreement with Weissman (the "Weissman Settlement Agreement") in the event that Weissman is terminated for "Cause" (as defined in the Weissman Settlement Agreement) prior to the Consummation Date of the Plan, Weissman shall not be granted any Consultant Options. Notwithstanding the foregoing, if Weissman is terminated for Cause due to Weissman's pleading guilty to or being convicted of a felony or crime which is reasonably likely to have a material adverse effect on the Company or its business and Weissman's conviction is subsequently reversed on appeal, the Parent will (x) immediately grant Weissman or his estate, as applicable, any Consultant Options to which Weissman would have been entitled through the date of entry of the order reversing Weissman's conviction but for such termination for Cause and (y) will grant Weissman or his estate, as applicable, any other Consultant Options as Weissman's right to such Consultant Options accrues under the Weissman Settlement Agreement.

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

          RIGHTS OFFERING. In accordance with the terms contained in the Rights Offering procedures, the Rights Offering will permit each holder of a Preferred Stock and Common Stock claim, other than Weissman, entitled to vote on the Plan to elect to subscribe for the Rights. The Rights, which will not be evidenced by certificates, will consist of the right to purchase up to 10% of the issued and outstanding shares of New Common Stock on a fully diluted basis as of the Distribution Date. Each Right will represent the right to purchase one share of New Common Stock for a purchase price of $8.00 per share. Subject to any requirement of the securities laws, the Rights will be transferable in accordance with the provisions set forth in the Rights Offering procedures; provided, however, that no person may acquire Rights by way of transfer such that as of the Distribution Date, after giving effect to the exercise of all Rights properly subscribed to and acquired by transfer, such person would hold an amount of New Common Stock greater than five percent (5%) of the New Common Stock issued and outstanding as of the Distribution Date. The term of a Right shall commence on the grant date and terminate upon the expiration of ten years from the grant date. Upon the expiration date all rights under a Right shall expire. The deadline to subscribe for the rights expired on October 23, 2000. Holders of a Preferred Stock and Common Stock claim continue to have the right to exercise their right to "claw back" all or a portion of the Rights validly and effectively exercised by holders of Preferred Stock and Common Stock Interests. The period for which such "claw back" can be made will end on a day that is five days after the Consummation Date of the Plan. Under the Rights Offering, the Parent received deposit subscriptions for 22,698 Rights.

DISTRIBUTIONS UNDER THE PLAN

          The following descriptions are summaries of material terms of the Plan. This summary is qualified by the material agreements and related documents constituting the Plan, copies of which have been filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000 (the "2000 10-K") and by the provisions of applicable law.

          EXISTING CREDITOR CLAIMS. The major classes and the respective distributions that these classes will receive of the above securities under the plan are described below. For more complete information of the claims and recoveries under the Plan, reference is made to the Plan and the related Disclosure Statement attached as exhibits to the 2000 10-K.

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

          10 3/8% SENIOR SECURED NOTE CLAIMS. Holders of the $56.5 million principal amount of 10 3/8% Senior Secured Notes based upon the third amended Plan were to have their claims reinstated with the following modifications: (1) the Parent will at its sole option have the right to make interest payments in kind ("PIK") in the form of additional 10 3/8% Senior Secured Notes for any interest payments that become or have become due on or prior to June 1, 2002;
(2) a one-year extension of the maturity date to June 1, 2003 will be granted;
(3) amendments to the note indenture will be granted to provide greater flexibility as follows: (a) a $5 million increase in the permitted unrestricted subsidiary investments basket from $15 million to $20 million, (b) a modification to allow the Parent to enter into any new credit agreement in an amount of up to $5 million, (c) the Parent and its Subsidiaries will be allowed to incur up to $1 million of indebtedness in the form of one or more loans from public finance authorities or private third-party lenders and (d) an increase of $2.5 million on the retention of proceeds from asset sales by the Parent from $5 million to $7.5 million; and (4) in consideration of these modifications, the noteholders will receive a $1.1 million increase in the aggregate principal amount of the notes equal to 2% of the outstanding principal amount. This increase will be paid in the form of additional PIK 10 3/8% Senior Secured Notes.

          The Parent did not make the semi-annual interest payments due under the 10 3/8% Senior Secured Notes on December 1, 1999, June 1, 2000, December 1, 2000, June 1, 2001 and December 1, 2001. As of December 31, 2001, approximately $16.9 million in accrued and default interest was outstanding, which will upon consummation be added as PIK to the outstanding principal amount of the notes.

          Although the Parent is finalizing with its advisors and attorneys certain amendments to the Plan, management expects to propose certain changes with respect to the terms of the 10 3/8% Senior Secured Notes. Under the anticipated proposal, the indenture governing the 10 3/8% Senior Secured Notes would also be modified, to extend the maturity date of the 10 3/8% Senior Secured Notes, and to further modify certain other indenture provisions to afford the Company somewhat greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects to approval of the Bankruptcy Court after re-solicitation of the holders of the 10 3/8% Senior Secured Notes.

          11 5/8% SENIOR UNSECURED NOTE CLAIMS. Holders of the $8 million principal amount of 11 5/8% Senior Unsecured Notes under the third amended Plan were to be reinstated with the payment of all accrued but unpaid interest due up to the last interest payment date. The total amount of unpaid interest due at December 31, 2001 was approximately $3.1 million. The principal amount was scheduled to be due and payable on August 1, 2002. Although the Parent is finalizing with its advisors and attorneys certain amendments to the Plan, management expects to propose that the 11 5/8% Senior Unsecured Notes receive its pro rata share of substitute 10 3/8% Senior Notes or such other treatments as to which the Parent and such holders will agree in writing. It is anticipated that the substitute 10 3/8% Senior Notes will receive the same rights and terms of the 10 3/8% Senior Notes Indenture as amended in accordance with the Plan. Such a proposal would be subject in all respects to approval of the Bankruptcy Court after solicitation of the holders of 11 5/8% Senior Unsecured Notes and any other affected creditors.

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

          The New Warrants will consist of New Series 1 Warrants ("New Series 1 Warrants") and New Series 2 Warrants ("New Series 2 Warrants"), with 311,241 New Series 1 Warrants representing the right to purchase 311,241 aggregate shares of New Common Stock at an exercise price of $10 per share, and 311,240 New Series 2 Warrants representing the right to purchase 311,240 aggregate shares of New Common Stock at an exercise price of $12.50 per share.

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

          WARRANT DISTRIBUTION. The holders of Preferred Stock and Common Stock will also receive on a pro-rata basis 60% of the 311,241 New Series 1 Warrants and 60% of the 311,240 New Series 2 Warrants in the Equity Reserve. This will result in 186,745 New Series 1 and 186,744 New Series 2 Warrants allocated to these holders on a pro-rata basis as follows: 17,346 New Series 1 and 17,345 New Series 2 Warrants will be issued to the Preferred Stockholders and 169,399 New Series 1 and 169,399 New Series 2 Warrants will be issued to the Common Stockholders.

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

          ABN AND ABH SECURITIES CLAIMS. As a component of the ABN and ABH class actions settlements, (see Item 3 "Legal Proceedings" for additional information), the ABN and ABH Securities Claimants will share in the remaining 40% of the New Common Stock and New Warrants in the Equity Reserve. This will result in a transfer on the Distribution Date of 366,158 shares of New Common Stock, 124,496 New Series 1 Warrants and 124,496 New Series 2 Warrants to the District Court Claims Administrator. As soon as possible thereafter, the District Court Claims Administrator will effectuate these distributions to each holder in full satisfaction, settlement, release and discharge of and in exchange for the ABN Securities Claim and the ABH Securities Claim pursuant to an allocation formula as set forth by the District Court Claims Administrator.

          The following chart summarizes the pro-forma equity structure of the reorganized Parent:

   Allowed Claim                       Claim Amount              Primary Shares               Fully Diluted Basis(2)(7)
   -----------------------------     -------------------    -----------------------      ---------------------------------
                                            (In                                            Options
                                        Thousands)            Shares                         and
                                          Except               to be      Ownership       Warrants     Total    Ownership
                                          Shares              Issued          %            Issued      Shares       %
                                          ------              ------      ---------        ------     ------    ---------

   11 1/4Senior Subordinated Note Claims $106,219          10,621,928      89.81%                   10,621,928     76.79%
   Convertible Subordinated  Noteholders   $3,693             221,573       1.87%                      221,573      1.60%
   Unsurrendered Preferred Stock Claims      $432              43,245       0.37%                       43,245      0.31%
   Preferred Stock Claims               2,404,845 shares       51,015(3)    0.43%          51,137(4)   102,152      0.74%
   Common Stock Claims                 23,486,135 shares      498,223(3)    4.21%         499,413(4)   997,636      7.21%
   Securities Claims                                          366,159(3)    3.10%         248,992(4)   615,151      4.45%
   ABH Settlement Claim                                        25,000(1)    0.21%               -       25,000      0.18%
   Consultant Options (5)                                           -       0.00%          88,531       88,531      0.64%
   Management Incentive  Options (6)                                -       0.00%       1,117,700    1,117,700      8.08%
                                                            ---------     -------       ---------   ----------   --------
   Totals                                                   11,827,143    100.00%       2,005,773   13,832,916    100.00%
                                                            ==========    =======       =========   ==========   ========

     (1) Part of the overall settlement between the Parent and ABH. See Item 3, "Legal Proceedings" for further information.

     (2) Fully diluted basis takes into consideration the potential shares to be issued resulting from the exercise of the New Warrants, Equity Options, Management Incentive Options and Consultant Options.

     (3) Represents the allocation of New Common Stock totaling 915,396 shares issued from the Equity Reserve.

     (4) Represents 622,481 New Warrants and 177,061 Equity Options totaling 799,542 of potential common stock equivalents.

     (5) Consultant Options will be issued to Weissman to purchase up to 88,531 shares of New Common Stock or 0.64% on a fully diluted basis at an exercise price of $2.50 per share and shall expire on the tenth anniversary of the effective date of the Plan.

     (6) Under the Plan, the Parent has been authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Consummation Date, pursuant to the Parent's Incentive Plan. Such Management Incentive Options would permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the compensation committee upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability, or retirement or (iv) termination of employment for cause. Initial grants will be determined after the date of distribution by the compensation committee of the Board of Directors of the reorganized Parent.

     (7) The table above does not include any contingent shares that may be issued pursuant to the Rights Offering.

          ADMINISTRATIVE CLAIMS. Administrative Claims under the Plan include primarily legal fees, U.S. Trustee fees and various printing and public notification costs. Expenses incurred in the years ended December 31, 2001 and 2000 pursuant to the restructuring is as follows:

                                          2001                     2000
                                          ----                     ----
                                                   In thousands
                                                   ------------

      Legal                               $ 104                  $ 2,246
      Trustees fees                          20                       20
      Printing and mailing                    3                      131
      Information agent                       -                      343
                                          ------                 -------
                                          $ 127                  $ 2,740
                                          ======                 ========


          Legal fees of approximately $0.7 million and $1.3 million were paid in 2001 and 2000, respectively in accordance with fee applications submitted to the Bankruptcy Court. In addition, Blackstone, the Parent's investment advisor, is owed $1.6 million for services rendered pursuant to an unsecured promissory note to be payable upon consummation of the Plan.

          The Parent anticipates that additional administrative expenses will be required to amend and consummate the Plan, the full effects of which can not be determined readily.

EMERGENCE FROM CHAPTER 11

          Final emergence from Chapter 11 will occur on the Consummation Date, and is primarily dependent upon the Parent successfully receiving Bankruptcy Court approval for any amendments to the Plan.

          In the intervening period since the Bankruptcy Court's confirmation of the Plan, the Company has been adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. In addition, although it appears to have lessened recently, the Company continues to monitor any potential impact that may result from Brazil's recent energy crisis.

          As a result, the Parent has increasing concerns about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation. Consequently, the Parent has previously disclosed that it expects to propose to the Bankruptcy Court amendments to the Plan. Although it is still finalizing such a proposal with its advisors and attorneys, management expects to propose a conversion of its 11 5/8% Senior Unsecured Notes into 10 3/8% Senior Secured Notes. Such a proposal would affect the holders of the 11 5/8% Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature. In addition, however, holders of the 11 5/8% Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes. Under the anticipated proposal, the indenture governing the 10 3/8% Senior Secured Notes would also be modified, to extend the maturity date of the 10 3/8% Senior Secured Notes, and to modify certain other provisions to afford the Company somewhat greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects, to approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

          As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, lower than anticipated operating income in 2001 has increased the risk that the Plan may require further amendment prior to consummation. Furthermore, additional administrative expenses will be required to consummate the Plan, the full effects of which can not be determined readily.

ITEM  6.  SELECTED FINANCIAL DATA

          The selected financial data presented below is for the years ended 2001 and 2000 only and is derived from the consolidated financial statements, and should be read in conjunction with such consolidated financial statements, including the notes thereto, appearing elsewhere herein. Pursuant to the "Final Judgment as to Defendant American Banknote Corporation" of the United States District Court of the Southern District of New York, dated July 19, 2001, the Parent is omitting from this report (and from any future report or statement required to be filed with the Commission) the presentation of selected financial information for the fiscal years ended December 31, 1997, 1998 and 1999. Therefore, only selected financial data for the years ended December 31, 2001 and 2000 is included in this section.

                                                                             YEAR ENDED DECEMBER 31,
                                                                        ---------               ----------
                                                                          2001                     2000
                                                                        ---------               ----------
  INCOME STATEMENT DATA:                                                 (Dollars in thousands, except
  Continuing Operations                                                     share and per share data)
  Sales                                                                   $ 220,964               $ 259,939
  Cost of goods sold                                                        164,393                 191,664
  Selling and administrative                                                 31,247                  36,252
  Goodwill impairments                                                        2,482                  13,624
  Depreciation and amortization                                              10,175                  12,088
                                                                         -----------              ----------
                                                                             12,667                   6,311
  Interest expense                                                           13,519                  15,766
  Interest and other, net                                                       355                    (751)
                                                                         -----------              ----------
  Loss before reorganization items, taxes on
  income and minority interest                                               (1,207)                 (8,704)
  Reorganization costs                                                          127                   2,740
  Taxes on income                                                             2,725                   5,186
                                                                         -----------              ----------
  Loss before minority interest                                              (4,059)                (16,630)
  Minority interest                                                           1,395                   1,968
                                                                         -----------              ----------
  Loss from continuing operations                                            (5,454)                (18,598)
  Discontinued Operations
  Income from discontinued operations (1)                                         -                   1,732
                                                                         -----------              ----------
  Net loss                                                                   (5,454)                (16,866)
                                                                         ===========              ==========
  Income (loss) per common share - basic and diluted:
  Continuing operations                                                     $ (0.20)                $ (0.67)
  Discontinued operations                                                         -                    0.06
                                                                         -----------              ----------
  Net (loss) per share                                                      $ (0.20)                $ (0.61)
                                                                         ===========              ==========
  Shares used in computing per share amounts - basic and diluted:
  Continuing operations                                                  27,494,000              27,494,000
  Discontinued operations                                                27,494,000              27,494,000


          (1) Discontinued operations include the operations of a subsidiary sold and the gain on its sale of $0.6 million in October 2000.


                                                                      AS OF DECEMBER 31,
                                                                      ------------------
                                                                   2001             2000
                                                                 ---------       ---------
                                                                    (Dollars in thousands)
   BALANCE  SHEET DATA:
   Cash and cash equivalents                                        $ 9,740        $ 8,278
   Working capital deficiency (1)                                  (184,046)      (181,716)
   Total assets                                                     164,786        181,098
   Long-term debt of subsidiaries, including current portion         41,814         46,303
   Stockholders' deficit                                           (161,533)      (148,620)

     (1) Includes Parent liabilities subject to compromise totaling $209.4 million and $203.2 million in 2001 and 2000, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management's Discussion and Analysis of Financial Condition and Results of operations relates entirely to the fiscal years ended December 31, 2001 and 2000. Pursuant to the "Final Judgment as to Defendant American Banknote Corporation" of the United States District Court of the Southern District of New York, dated July 19, 2001, the Parent is omitting from this report (and from any future report or statement required to be filed with the Commission) the presentation, and management's discussion and analysis, of financial information for the fiscal year ended December 31, 1999. Therefore, only the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 and 2000 is included in this section.

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

COMPARISON OF RESULTS OF OPERATIONS - 2001 WITH 2000

SALES

          Sales for the years ended 2001 and 2000 were $221.0 million and $259.9 million respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations is as follows:


                                                  2001                           2000
                                                  ----                           ----
                                         Sales             %              Sales         %
                                         -----             -              -----         -
      Brazil                              $ 111.3         50.4%           $ 132.9      51.1%
      Australia                              57.0         25.8%              69.8      26.9%
      United States                          36.0         16.3%              37.5      14.4%
      Argentina                               8.2          3.7%               9.8       3.8%
      France                                  8.5          3.8%               9.9       3.8%
                                          --------       -------          --------    -------
                                          $ 221.0        100.0%           $ 259.9     100.0%
                                          ========       =======          ========    =======


          Sales by foreign subsidiaries represented approximately 84% and 86% in 2001 and 2000, respectively of the Company's consolidated sales.

SALES

          Sales decreased by $39.0 million or approximately 14.9% from 2000. Exchange rate devaluation produced a decrease in sales of approximately $39.1 million, of which $31.5 million is attributable to Brazil, $7.3 million to Australia and $0.3 million to France. This resulted in a net increase in sales of $0.1 million in constant dollars resulting from $9.9 million in higher sales in Brazil offset by lower sales of $1.4 million in the United States, $5.5 million in Australia, $1.6 million in Argentina and $1.2 million in France. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

          The decrease of $1.4 million in sales in the United States was principally due to the elimination of $2.6 million in revenues resulting from the sale of American Banknote Card and Merchant Services ("ABNCMS"), the Company's former card and merchant processing business, in September 2000 partly offset by $1.2 million in higher SPS sales at ABN. The increase in SPS sales at ABN was due to $5.5 million in new revenue generated from lower margin distribution and fulfillment programs partly offset by $4.3 million in decreased sales from higher margin products such as stock and bond certificates traveler's checks, postal commemorative panels and other secure print. The continued trend toward next day settlement and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sectors, have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

          Sales in Australia at LM were $5.6 million lower when compared to the prior year as sales in all three principal product lines experienced negative trends when compared to the prior year. SPS sales were $3.2 million lower mainly due to $5.1 million in reduced volumes on bank checks resulting from the loss of a customer to a competitor and an overall downward trend in check usage. This decrease was partly offset by an increase in passport orders from the Australian government of $1.9 million. Sales of PSDM products were $1.9 million lower due mainly to a one-time increase in sales in 2000 as a result of a one-time contract with the Australian Government resulting from the introduction of its general sales tax program. TCS sales were lower by $0.4 million due to the elimination of $3.0 million in revenues resulting from LM's sale of its transaction card equipment business in December 2000, partly offset by an increase in demand for credit and debit card base stock and card personalization of $1.6 million and an increase in driver license issuances of $1.0 million.

          In Argentina, the severe and ongoing economic recession continues to negatively impact Transtex. As a result, the TCS product line at Transtex has experienced a significant decline in transaction card personalization and transaction card equipment sales due to an overall weakness in the banking sector as credit markets continued to tighten. In addition, the mix of production in base stock cards whereby larger volumes of lower margin bank debit and phone cards have replaced higher margin credit cards has further reduced Transtex's profitability. As a result of these factors, sales were $1.6 million lower when compared to the prior year.

          In France, the decrease of $1.2 million in TCS sales at CPS was primarily due to a decline in demand for phone cards of $2.3 million partly offset by an increase in sales of bank and financial cards of $1.1 million. The decrease in sales of phone cards was principally a result of the overall weakness experienced in the French telecommunications sector.

          Sales at ABNB in Brazil were $9.9 million higher than in 2000. The net increase was the result of a $6.9 million increase in TCS sales due to higher demand for stored value telephone cards of $5.5 million and magnetic stripe cards of $1.4 million. In addition, SPS sales were higher by $4.9 million primarily due to a strong increase in driver license issuances. These increases were partly offset by a decrease in volume in PSDM sales of $1.9 million primarily due to competitive market pricing pressures.

COST OF GOODS SOLD

          Cost of goods sold decreased $27.3 million or 14.2% from 2000, with a corresponding decrease in gross margins of $11.7 million. Exchange rate devaluation produced decreases in cost of goods sold and gross margins of approximately $30.6 million and $8.5 million, respectively. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $24.8 million and $6.8 million, Australia - $5.6 million and $1.7 million, and France - $0.2 million and nil.

          The resulting net increase in cost of goods sold of $3.3 million in constant dollars was primarily the result of a change in product mix. As a result, gross margins in constant dollars were unfavorable by approximately $3.2 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

          As a percentage of sales, cost of goods sold increased to 74.4% in 2001 as compared to 73.7% in 2000. A comparison of cost of goods sold, as a percentage of sales, by each of the Company's geographic locations to the prior year is as follows:

                                Year Ended December 31,
                                -----------------------
                                  2001           2000
                                  ----           ----

        Brazil                    78.6%          77.7%

        Australia                 76.2%          76.8%

        United States             57.9%          52.8%

        Argentina                 72.1%          68.4%

        France                    79.1%          83.8%

          Cost of goods sold at ABNB in Brazil increased by $9.0 million with a corresponding increase in gross margins of $0.9 million. As a percentage of sales, cost of goods sold at ABNB was 0.9% higher than in 2000. The increase as both a percentage of sales and in constant dollar terms is predominantly attributable to an increase in chemical costs and higher than normal waste factors, as ABNB was required to adopt a new manufacturing process mandated by the Brazilian telephone companies in connection with the production of stored-value telephone cards. This increase was partly offset by a favorable product mix resulting from an increase in lower cost driver license issuances which result in higher gross margins.

          Costs of goods sold at LM in Australia decreased by $4.6 million and resulted in a corresponding reduction in gross margins of $1.0 million when compared to the prior year. The decrease in cost of goods sold in constant dollar terms is primarily attributable to lower variable costs of $2.5 million directly related to the lower sales discussed above. The balance of the decrease of $2.1 million results from an overall reduction in fixed overhead of $1.6 million and a $0.5 million reversal of an inventory obsolescence provision no longer required. As a result of the reductions in fixed overhead, cost of goods sold as a percentage of sales decreased by approximately 0.6% when compared to the prior year.

          The net increase of $1.1 million in cost of goods sold in the United States was principally due to an increase at ABN in cost of goods sold of $3.5 million resulting from higher variable costs due to a change in product mix whereby higher margin, lower cost security print products were replaced by value added fulfillment and printing services which bear higher costs and provide lower gross margins. This increase was partly offset by the elimination of $2.4 million in expenses resulting from the sale of ABNCMS in September 2000. As a result, the Company's U.S. segment experienced a reduction in gross margins of $2.5 million and a 5.1% net increase in the cost of goods sold as a percentage of sales when compared to 2000.

          At Transtex in Argentina, cost of goods sold was approximately $0.8 million lower than in 2000 on a significantly lower sales base due primarily to the change in sales mix discussed above. This resulted in a reduction in gross margins of $0.8 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 3.7% as the continuing economic crisis resulted in declining prices and excess capacity due to lower transaction card and card personalization volume levels.

          At CPS in France, cost of goods sold decreased by $1.4 million from 2000 with gross margins up approximately $0.2 million. As a percentage of sales, cost of goods sold improved by approximately 4.7% from 2000 primarily due to a change in product mix with higher margin bank card volumes replacing the reduced volumes on lower margin phone cards.


SELLING AND ADMINISTRATIVE EXPENSES

          Selling and administrative expenses decreased by $5.0 million when compared to the prior year. The impact of exchange rate devaluation on selling and administrative expenses accounts for approximately $3.2 million of this decrease, of which $2.3 million is attributable to Brazil and $0.9 million to Australia. The net decrease in selling and administrative expenses from the prior year in constant dollar terms was $1.8 million. This decrease was principally due to the elimination of $1.0 million in expenses related to the sale of ABNCMS in September 2000, one-time provisions of $2.3 million established in 2000 at the Parent which were recorded to reflect a $1.6 million settlement obligation payable to the Company's former Chairman and the establishment of an $0.7 million restructuring pool to be payable to the reorganized executive management team over a three year period. The remaining operating subsidiaries closely approximated the prior year with the exception of ABN, which had an increase of $1.0 million primarily due to startup charges and consulting fees necessary to set up its new fulfillment operations, and LM, which had $0.5 million in higher professional fees and severance related costs. As a percentage of sales, selling and administrative expenses were 14.1.% in 2001 as compared to 14.0% in 2000.

GOODWILL AND ASSET IMPAIRMENT

          Goodwill and asset impairments in 2001 totaled $2.5 million, which represents the remaining $1.9 million write down of goodwill on the books of Transtex, the Company's Argentine subsidiary, as a result of operating losses and the economic uncertainties in that country, and $0.6 million related to ABN's write down of the carrying value of certain equipment and leases related to the exit from its currency business. This is compared to the 2000 provision of $13.6 million which was based on an evaluation of the recoverability of certain goodwill which resulted in a write down at LM in Australia of $4.1 million and the initial write down of $9.5 million of goodwill taken in Argentina. The evaluation of the above impairments was based on various analyses including cash flow and profitability projections and addresses the impact on existing Company business. The evaluation involves significant management judgment.

DEPRECIATION EXPENSE

          Depreciation and amortization expense was $1.9 million lower when compared to the prior year. This decrease was entirely attributable to the impact of exchange rate devaluation thereby resulting in no significant fluctuation in constant dollars when compared to the prior year.

BANKRUPTCY COSTS

          Bankruptcy costs decreased $2.6 million or approximately 95% from 2000 principally due to the reduction in administrative costs associated with the Bankruptcy proceedings following confirmation of the Parent's Plan in November 2000. It is anticipated that additional administrative expenses will be required to consummate the Plan, the full effects of which cannot be determined readily.

INTEREST EXPENSE

          Interest expense decreased by $2.3 million from 2000. The impact of exchange rate devaluation on interest expense resulted in a decrease of approximately $0.8 million thereby resulting in a constant dollar decrease of approximately $1.5 million when compared to the prior year. This decrease was the direct result of the reversal at the Parent of approximately $0.7 million in accrued interest in connection with a state and local tax reserve no longer required and lower interest of approximately $1.1 million resulting from the 50% interest rate reduction at LM as part of the June 2001 restructuring of LM's loan agreement with its banking syndicate and $0.5 million of lower interest due to reduced borrowings at the Company's other operating subsidiaries. These decreases were partly offset by $0.8 million in additional accrued interest payable in kind on the Parent's U.S. Dollar denominated public debt to be restructured upon consummation of the Parent's plan of reorganization.

OTHER INCOME AND EXPENSE, NET

          Other income and expense decreased by $1.1 million from 2000. The impact of exchange rate devaluation resulted in a decrease of approximately $0.2 million thereby resulting in a constant dollar decrease of approximately $0.9 million. This decrease was principally due to the gain on the sale of ABN's Pennsylvania facility in 2000 of $0.7 million and an increase in other miscellaneous expenses of approximately $0.2 million in 2001.


DISCONTINUED OPERATIONS

          In October 2000, the Company sold the entire printing operations of its French subsidiary, the Sati Group ("Sati"). Discontinued operations represents the net income of $1.1 million of the Sati Group through September 30, 2000 and the corresponding gain on the sale of $0.6 million in October 2000.


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

LIQUIDITY AND CAPITAL RESOURCES

          CASH. At December 31, 2001 and 2000, the Company had approximately $9.7 million and $8.3 million in cash and cash equivalents.

          SHORT-TERM BORROWINGS. At December 31, 2001, the Company's subsidiaries had outstanding approximately $5.0 million (excluding letters of credit) under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, has a three-year asset based revolving credit facility, which matures on July 7, 2002, (the "Credit Facility") for general working capital and letters of credit purposes. At December 31, 2001, ABN had approximately $3.4 million available under the Credit Facility of which $2.9 million was used for working capital and $0.3 million was used for outstanding letters of credit leaving approximately $0.2 million available for borrowing. In March 2002, ABN executed a new one year $2 million asset-based working capital facility with a local bank in Tennessee which will become effective upon expiration of its existing facility. Under the terms of the new facility, ABN has the right at its option to renew the facility for two additional years. The Company's Brazilian subsidiary, ABNB had $2.0 million of short-term borrowings at December 31, 2001 in connection with various equipment purchases at a weighted average interest of approximately 4.5%. The Company's French subsidiary, CPS, had available approximately $0.9 million at December 31, 2001 under working capital credit facilities with two local banks with no borrowing against the facility as of December 31, 2001. In addition, the Company's Australian subsidiary, LM, has a working capital facility of approximately $3.0 million with a local bank collateralized by LM's banking syndicate. At December 31, 2001, LM had used approximately $0.4 million for outstanding letters of credit under the line, leaving approximately $2.6 million available for working capital purposes. The Company's Argentine subsidiary, Transtex, had available at December 31, 2001 short-term financing arrangements totaling $0.1 million with several local banks primarily secured by specific accounts receivable. As a result of overall credit tightening by the banks in Argentina, no further credit terms are available to Transtex.

          LONG-TERM DEBT. The Parent's long-term debt subject to compromise (excluding accrued interest) consists of $56.5 million on the 10 3/8% Senior Secured Notes, $95.0 million on the 11 1/4% Senior Subordinated Notes, $8.0 million on the 11 5/8% Senior Unsecured Notes, and $3.7 million on the Convertible Subordinated Notes. Long-term debt of subsidiaries includes $40.8 million of LM's senior and subordinated non-recourse debt (the "LM debt") and $1.0 million of mortgage and other indebtedness.

          SUMMARY OF CASH FLOWS. Cash flow increased by $1.5 million in the twelve months of 2001 compared to an increase of $3.7 million in the comparable period of 2000. This $2.2 million negative variance resulted principally from the following:


     o A $1.8 million net increase in cash flow from operating activities attributable to a $4.4 million favorable working capital variance partly offset by $2.6 million in lower net income after non-cash adjustments. The favorable working capital variances primarily result from payments made in 2000 at ABN to bring suppliers in line with normal payment terms in the U.S., payment delays by Brazilian government agencies in 2000 which were subsequently collected, a reduction in payables at CPS in France resulting from an improvement in product mix by focusing on lower cost, higher margin products and a deferral of payables in Argentina due to the uncertain economic environment. These favorable working capital benefits were partly offset by a build up in receivables at ABN resulting from a large USDA food coupon order which was subsequently collected in January 2002 and payments made in 2001 by LM in Australia to bring creditors in line with normal payment terms.

     o A $7.5 million net decrease in cash flow from investing activities as a result of one time proceeds generated in 2000 from the sale of the Sati Group for $2.9 million, the sale of ABN's Pennsylvania facility for $3.6 million and other miscellaneous asset sales of $0.5 million. In addition, capital expenditures were higher in 2001 by $0.5 million when compared to the prior year.

     o A $3.7 million net increase in cash from financing activities primarily attributable to higher short term revolving credit borrowings at ABN which were paid down upon receipt of the USDA billing received in early 2002 and lower long term debt amortization payments in Brazil resulting from the paydown of short term working capital loans and equipment financing.

     o The impact of exchange rate devaluation on cash balances on hand accounted for an additional $0.2 million decrease in cash.


ECONOMIC CONDITIONS AND CURRENCY DEVALUATION

          In 1999, the Brazilian Real experienced tremendous volatility with a devaluation versus the U.S. Dollar of approximately 48% for the year, and as high as 79% at its peak. Once again in 2001 the Real exhibited tremendous volatility by devaluing by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). At December 31, 2001, the Real had strengthened to R$2.32 to the Dollar. For the first quarter of 2002 (through March 28, 2002) the average exchange rate was R$2.38 to the Dollar. As the Parent continues to rely upon ABNB for dividends to upstream cash to the Parent, there is no guarantee or assurance that significant further devaluation will not adversely affect the Parent's ability to service its U.S. Dollar denominated public debt remaining after the Consummation Date or the Parent's corporate overhead.

          The Parent is unable to repatriate dividends from its Australian subsidiary due to restrictions under its banking facility (see below). In addition, the Australian dollar has also suffered a devaluation of approximately 13% versus the U.S. Dollar during 2001.

          Moreover, in an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At March 28, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.96.

          Although the Argentine currency did not devalue until the beginning of 2002, the severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern.

NON-COMPLIANCE OF DEBT COVENANTS AND ABILITY TO SERVICE DEBT

          The Company's Australian subsidiary, LM, is highly leveraged with approximately $40.8 million of local bank debt which is non-recourse to the Parent. The Parent and LM notified the banking syndicate in December 2000 that LM would be unable to fully repay the loan by the December 31, 2001 maturity date and therefore requested that the banks consider a modification, restructuring and extension to the existing terms of the present banking facility.

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

          As a holding company, the Parent is dependent on dividends from its subsidiaries to service its U.S. publicly held debt and to fund its corporate office expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund any material portion of the U.S. obligations. There can be no assurance that ABN and ABNB will continue to generate sufficient excess cash flow from their respective operations to service and repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

          SFAS 142 requires, among other things, that goodwill not be amortized but should be subject to impairment testing at the "reporting unit level" at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A reporting unit is the same level as or one level below an operating segment, as defined by Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information."

          The Company expects, on a prospective basis, that the non-amortization of goodwill will have the effect of increasing income by approximately $2.2 million in the year of adoption.

          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS 144 to have a material effect on the Company's financial position, results of operations, or cash flows.

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

     o Economic conditions, inflation, recession and currency exchange rates in those foreign countries in which the Company generates a large portion of its sales (including Brazil, Australia, France and Argentina which accounted for approximately 50%, 26%, 4% and 4%, respectively, of consolidated sales and where the majority of positive foreign operating income is generated by ABNB ($11 million)) which may, among other things, affect the Company's ability to service its debt;

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

     o Changes in, or the failure of the Company to comply with, government regulations, bid requirements or product specifications; and

     o    Other factors referenced in this Annual Report.

          The Company's stock and bond business is also subject to certain risks, such as the trend towards shorter settlement cycles and book entry ownership, which may impact future results. The continued trend towards shorter settlement cycles and electronic book entry ownership have significantly impacted the volume of stock and bond certificate sales. Additionally, the risk of reduced sales may be further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001 granting approval to the NYSE to change its listing requirement rules with respect to the physical format for stock and bond certificates. The NYSE no longer requires a vignette on a certificate's face, but has continued to keep intaglio printing as a requirement. However, there is no guarantee that the complete elimination of or substantial further reduction in the use of intaglio printing or for that matter the certificate in general could not occur, the result of which could have a material adverse effect on the sales, earnings and cash flow of the Company.

          The future results of the Company's food coupon printing is expected to be adversely affected by the growing acceptance and implementation of electronic card-based systems. The USDA is promoting the nationwide issuance of electronic card-based food coupon benefits. As of today, approximately 48 of the states have implemented these types of systems.

          Despite the increase in operating efficiencies and reductions in manufacturing and overhead costs achieved through its restructuring, ABN continues to be negatively impacted by a decline in demand for its products due to the growth of electronic commerce. Overall there has been a continued movement toward the dematerialization of paper-based documents as well as the complete or partial elimination of intaglio printing as a security feature. For example, volumes for stock and bond certificates and food coupons have shown significant declines over the past several years.

          Transaction Cards and Systems are subject to certain risks that may impact future results including continued consumer acceptance and rate of conversion of coin-based telephones and other devices to card systems. In addition, competitive pricing pressures on certain card products may reduce operating margins. Other forward-looking risks affecting the Company's business are described in other filings with the SEC under the Securities Exchange Act of 1934.

          In addition to factors previously disclosed herein, certain other factors could cause actual results to differ materially from such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by reference to such factors.

          The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company, and its employees, agents and representatives, assume no duty to update them to reflect new changed, or unanticipated events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION

          The introduction by the Brazilian government of a new currency in 1994 in order to achieve the government's economic stabilization program effectively eliminated the country's hyper-inflation. As a result of this program, the inflation rate has decreased substantially to approximately 10% for 2001 as compared to 941% for 1994. Consequently, the Company is no longer required to translate ABNB's financial statements as if ABNB were operating in a hyperinflationary economy whereby gains and losses resulting from translation and transactions were reflected in earnings. The Company follows the non-hyperinflationary method for ABNB as well as its other foreign subsidiaries in accordance with FASB Statement No. 52 "Foreign Currency Translation." As a result, the Company translates its foreign subsidiaries by reflecting exchange gains and losses in other comprehensive income as a separate component of shareholders' equity. The Company's U.S., Australian, New Zealand, French and Argentine operations were not affected materially by inflation in 2001.

ARGENTINE ECONOMIC RECESSION

          The Argentine economy continues to experience a deep recession, resulting in high levels of government debt, interest rates and unemployment. The government has imposed zero deficit budget spending measures at the federal and local levels in an attempt to stabilize its economy and currency. There is no guarantee that Transtex can continue to operate in the present economic environment, particularly with credit institutions placing a hold on many lending activities which directly impacts the issuance of credit cards to consumers. As the operations of Transtex are very small in relation to the consolidated group, the Company believes that any negative impact resulting from its Argentine operations will not have a material adverse effect on the Company.

BRAZIL ENERGY CRISIS

          In the second quarter of 2001, Brazil began to experience a significant shortage in hydroelectric power as a result of severe droughts. As a result the government imposed a program of mandatory cutbacks of up to 20% of current usage with fines imposed on companies that do not achieve these conservation levels. Although these restrictions were recently lifted, the crisis had already resulted in disruptions to the Brazilian economy and many analysts believe it will reduce future economic growth. The Company cannot predict the likelihood of further energy problems in Brazil nor the duration of severity of any future energy crises.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

          The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. Dollars and, in the case of LM, ABNB and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the twelve months ended December 31, 2001, the Company experienced an average devaluation in the Brazilian, Australian and French currencies of 28%, 13% and 3%, respectively, against the U.S. Dollar. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

          The Company has, from time to time, entered into foreign currency option contracts in order to limit the effect of currency fluctuations on future expected cash receipts which are used for general Company purposes, including debt service. The options generally have covered periods from two to four months from the date of purchase. However, with the significant devaluation and volatility of the Brazilian currency over the past two years, the market to purchase foreign currency option contracts is either non-existent or prohibitively expensive. When practical, the Company has established restricted investment accounts which are controlled by the parent, and in the case of ABNB, have funds which are from time to time invested in U.S. Dollar-indexed money market investments. Such activities may be discontinued at any time depending on, among other things, management's views concerning future exchange rates, local interest rates and the cost of such contracts. At present, the current interest rate in Brazil of approximately 20% for local denominated investments is far greater than the return that would be earned in a U.S. Dollar-indexed account, thereby rendering this type of hedging mechanism ineffective in the opinion of management. Therefore the Company has not engaged in material hedging activities. Currently, repatriation of earnings from ABNB is permitted, subject to certain approvals. Dividends or distributions from Brazil could be subject to government restrictions in the future. In 2001 and 2000, the Company received approximately $2.4 and $0.9 million in cash dividends from ABNB, respectfully.

          Earnings on foreign investments, including operations and earnings of foreign companies in which the Company may invest or rely upon for sales, are generally subject to a number of risks, including high rates of inflation, recession, currency exchange rate fluctuations, trade barriers, exchange controls, government expropriation, energy risks and political instability and other risks. These factors may affect the results of operations in selected markets included in the Company's growth strategy, such as in Latin America and Asia. For example, the ongoing recession in Argentina has affected the sales, operating income and cash flow of that subsidiary and has also adversely impacted the strength of the Brazilian currency. Additionally in Australia, the recent slow down in economic growth may result in a further devaluation of that country's currency and potential reduced demand for LM's goods and services. The Company's financial performance on a dollar-denominated basis can be significantly affected by these changes. The Company's cash balances and borrowings in foreign currency can mitigate the effects of fluctuating currency exchange rates; however, borrowings and investments in foreign currency and markets may not be available or practical and may face local interest rate and principal risks. In addition, adverse changes in foreign interest and exchange rates could adversely affect the Company's ability to meet its interest and principal obligations as well as applicable financial covenants with respect to its dollar-denominated debt, including the 11 1/4 % Senior Subordinated Notes, the 10 3/8 % Senior Secured Notes, the 11 5/8% Senior Unsecured Notes and other indebtedness of the Company.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The consolidated financial statements and schedules, together with the Independent Auditors' Report thereon, are set forth in Item 14 (a)(1) and (2) of this Form 10-K are only presented for the years ended 2001 and 2000. Pursuant to the "Final Judgment as to Defendant American Banknote Corporation" of the United States District Court of the Southern District of New York, dated July 19, 2001, the Parent is omitting from this report (and from any future report or statement required to be filed with the Commission) the presentation of financial statements and related notes for years prior to 2000, as they relate to the Statement of Operations, Statement of Stockholders' Equity and the Statement of Cash Flows as relating to the fiscal year ended December 31, 1999. Therefore, only the financial statements and related notes for the year ended December 31, 2001 and 2000 are included in this section.


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


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          See Item 13.


ITEM 11.  EXECUTIVE COMPENSATION

          See Item 13.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          See Item 13.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required for Items 10, 11, 12 and 13, is incorporated herein by reference to the Amendment to this Annual Report on Form 10-K to be filed no later than April 30, 2002.

                                     PART IV



ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this report on Form 10-K:
      1. The following consolidated financial statements are included as follows:
           Independent Auditors' Report                                  F-1
           Consolidated Balance Sheets as of December 31, 2001 and 2000 F-2 Consolidated Statement of Operations for the years ended
             December 31, 2001 and 2000                                  F-4
           Consolidated Statement of Cash Flows for the year ended
             December 31, 2001 and 2000                                  F-5
           Consolidated Statement of
           Stockholders' Deficit and Comprehensive Loss
             for the year ended December 31, 2001 and 2000               F-6
           Notes to Consolidated Financial Statements                    F-7

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

      3.  Exhibits:  See "Exhibit Index"

(b)   REPORTS ON FORM 8-K
      -------------------
      None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Banknote Corporation
New York, New York

          We have audited the accompanying consolidated balance sheets of American Banknote Corporation, a Delaware corporation, as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' deficit and comprehensive loss for the two years then ended. Our audit also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Banknote Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's net loss for the years ended December 31, 2001 and 2000, insufficient funding sources to satisfy its Parent Company's indebtedness and overhead, as well as the Parent Company's failure thus far to consummate its Plan of Reorganization continues to raise substantial doubt as to its ability to continue as a going concern at December 31, 2001. Management's plans in regard to these matters are discussed in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Ehrenkrantz Sterling & Co., L.L.C.



Livingston, New Jersey
March 25, 2002

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)



                                                                      DECEMBER 31,
                                                                      -----------
 ASSETS                                                          2001             2000
                                                               ---------        --------
 Current assets
 Cash and cash equivalents                                      $9,740          $ 8,278
 Accounts receivable, net allowance for doubtful
 accounts of $1,591 and $1,554                                  34,683           34,613
 Inventories, net of allowances of $968 and $2,037              18,262           21,051
 Prepaid expenses and other                                      4,935            3,499
 Deferred tax assets                                             1,779            1,868
                                                              ----------       ---------
             Total current assets                               69,399           69,309
                                                              ----------       ---------
 Property, plan and equipment
 Land                                                            1,321            1,500
 Buildings and improvements                                     15,972           17,111
 Machinery, equipment and fixtures                              81,408           84,655
 Construction in progress                                          265            1,252
                                                              ----------       ---------
                                                                98,966          104,518
 Accumulated depreciation and amortization                     (51,707)         (52,172)
                                                              ----------       ---------
                                                                47,259           52,346

 Other assets                                                    5,495            8,007

 Investment in non-consolidated subsidiaries                     2,247            2,405

 Deferred taxes of subsidiaries                                  3,540            4,341

 Goodwill                                                       36,846           44,690
                                                              ----------       ---------
                                                              $164,786         $181,098
                                                              ==========       =========



AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                            DECEMBER 31
                                                                            ------------
                                                                         2001             2000
                                                                       -----------     ----------
  LIABILITIES AND STOCKHOLDERS' DEFICIT
  Pre-petition liabilities subject to compromise of parent

  Parent company debt obligations                                        $163,178        $163,151
  Accrued interest on parent company debt obligations                      31,230          22,981
  Other liabilities                                                        15,032          17,075
                                                                       -----------     ----------
              Total pre-petition liabilities subject to compromise        209,440         203,207

  Current liabilities
  Post-petition liabilities of parent                                       1,876           2,701
  Revolving credit facilities of subsidiaries                               4,986           3,025
  Accounts payable and accrued expenses of subsidiaries                    37,094          40,301
  Current portion of long-term debt of subsidiaries                            49           1,791
                                                                       -----------     ----------
              Total current liabilities                                    44,005          47,818

  Long-term debt of subsidiaries                                           41,765          44,512

  Other long-term liabilities of subsidiaries                              16,301          17,704

  Deferred taxes of subsidiaries                                            3,667           4,077

  Minority interest in subsidiary                                          11,141          12,400
                                                                       -----------     ----------
              Total liabilities                                           326,319         329,718

  Commitments and Contigencies

  Stockholders' deficit
  Preferred Stock, authorized 2,500,000 shares
  no shares issued or outstanding
  Preferred Stock Series B, par value $.01 per share authorized
  2,500,000 shares, issued and outstanding 2,404,895 shares                    24              24
  Common Stock, par value $.01 per share, authorized 50,000,000
  shares: issued 27,812,281 shares                                            278             278
  Capital surplus                                                          82,525          82,525
  Retained deficit                                                       (197,337)       (191,883)
  Treasury stock, at cost (2,723,051 shares)                               (1,285)         (1,285)
  Accumulated other comprehensive loss                                    (45,738)        (38,279)
                                                                       -----------     ----------
              Total stockholders' deficit                                (161,533)       (148,620)
                                                                       -----------     ----------
                                                                         $164,786        $181,098
                                                                       ===========     ==========


                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                               2001             2000
CONTINUING OPERATIONS                                                        ----------      ----------
Sales                                                                         $220,964         $259,939

Costs and expenses                                                             164,393          191,664
Cost of goods sold                                                              31,247           36,252
Selling and administrative                                                       2,482           13,624
Goodwill impairments                                                            10,175           12,088
                                                                             ----------      ----------
Depreciation and amortization                                                  208,297          253,628

                                                                                12,667            6,311

Other expense (income)
Interest expense                                                                13,519           15,766
Other, net                                                                         355             (751)
                                                                             ----------      ----------
                                                                                13,874           15,015

Loss before reorganization items, taxes on income and minority interest         (1,207)          (8,704)

Reorganization costs                                                               127             2740
                                                                             ----------      ----------
Loss before taxes on income and minority interest                               (1,334)         (11,444)

Taxes on income                                                                  2,725            5,186
                                                                             ----------      ----------
Loss before minority interest                                                   (4,059)         (16,630)

Minority interest                                                                1,395            1,968
                                                                             ----------      ----------
Loss from continuing operations                                                 (5,454)         (18,598)

DISCONTINUED OPERATIONS
Income from discontinued operations (net of taxes of $807 in 2000)                     -         1,084
Gain on sales (net of tax of $0 in 2000)                                               -           648
                                                                             ----------      ----------
Income from discontinued operations                                                    -         1,732
                                                                             ----------      ----------
NET LOSS                                                                      $ (5,454)       $ (16,866)
                                                                             ==========      ==========

Net loss per common share - Basic and Diluted
Continuting operations                                                         $ (0.20)         $ (0.67)
Discontinued operations                                                              -             0.06
                                                                             ----------      ----------
            Net loss                                                           $ (0.20)         $ (0.61)
                                                                             ==========      ==========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)



                                                                                   Year Ended December 31
                                                                                   ----------------------
                                                                                     2001         2000
                                                                                  ------------  -----------
 Operating Activities                                                              $ (5,454)     (16,866)
 Net loss
 Adjustments to reconcile loss to net cash providing by operating activities
 Discontinued operations                                                                  -       (1,732)
 Depreciation and amortization                                                       10,527       12,950
 Goodwill and asset impairments                                                       2,482       13,624
 Gain on sale of assets                                                                   -         (658)
 Deferred taxes                                                                      (1,463)         602
 Minority interest                                                                    1,395        1,968
 Other                                                                                 (282)        (142)
 Changes in operating assets and liabilities
 Accounts receivable                                                                 (2,846)      (3,029)
 Inventories                                                                            645          915
 Prepaid expenses and other                                                             184        1,138
 Accounts payable and accrued expenses                                                 (972)      (7,509)
 Pre-petition liabilities subject to compromise                                       7,884        5,924
 Post-petition liabilities of Parent                                                   (825)       2,503
 Other                                                                                 (512)        (757)
                                                                                  ------------  -----------
 Net cash provided by operating activities                                           10,763        8,931
                                                                                  ------------  -----------
 Investing Activities
 Capital expenditures                                                                (8,940)      (8,489)
 Proceeds from sale of assets and subsidiary                                              -        7,049
                                                                                  ------------  -----------
 Net cash used in investing activities                                               (8,940)      (1,440)
                                                                                  ------------  -----------

 Financing Activities
 Revolving credit facilities, net                                                     3,658        1,491
 Payment of long-term debt, net                                                      (2,820)      (4,907)
 Dividend to minority shareholder                                                      (966)        (377)
                                                                                  ------------  -----------
 Net cash used in financing activities                                                 (128)      (3,793)
                                                                                  ------------  -----------
 Effect of foreign currency exchange rate changes on cash and cash equivalents         (233)         (30)
 Increase in cash and cash equivalents                                                1,462        3,668
 Cash and cash equivalents - beginning of year                                        8,278        4,610
                                                                                  ------------  -----------
 Cash and cash equivalents - end of year                                            $ 9,740      $ 8,278
                                                                                  ============  ===========
 Supplemental disclosures of cash flow information
 Taxes                                                                              $ 3,000      $ 4,800
 Interest                                                                             4,200        5,700
 Reorganization items                                                                 1,050        1,900

                 See Notes to Consolidated Financial Statements

    AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS TWO YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                        ACCUMULATED
                     PREFERRED                          COMPRE-                 UNEARNED                   OTHER
                     STOCK       COMMON     CAPITAL     HENSIVE     RETAINED    COMPEN-    TREASURY     COMPREHENSIVE    TOTAL
                     SERIES B     STOCK     SURPLUS     LOSS        DEFICIT     SATION       STOCK         LOSS         DEFICIT
                    ---------    -------   ----------   -------    -----------  --------   ---------   ---------------  ----------
    Balance -
    January 1, 2000 $    24      $  278    $ 82,525      $ -        $(175,017)  $ (374)     $ (1,285)    $ (31,361)   $ (125,210)

    Amortization
    of Unearned
    Compensation                                                                    374                                       374

    Net loss -2000                                      (16,866)      (16,866)                                            (16,866)

    Other Compre-
    hensive Loss

    Minimum
    Pension
    Liability                                            (1,333)                                             (1,333)       (1,333)

    Currency
    Translation
    Adjustment                                           (5,585)                                             (5,585)       (5,585)
                                                       ----------
                                                       $(23,784)
    Total Compre-                                      ==========
    hensive Loss     ---------    -------   ----------              -----------  --------   ---------   ---------------  ----------

    Balance
    December 31,
    2000                 24         278      82,525                  (191,883)        -        (1,285)      (38,279)     (148,620)



    Net loss -2001                                       (5,454)       (5,454)                                             (5,454)

    Other Compre-
    hensive Loss

    Minimum
    Pension
    Liability                                              (210)                                               (210)         (210)

    Currency
    Translation
    Adjustment                                           (7,249)                                             (7,249)       (7,249)
                                                       ---------
                                                       $(12,913)
    Total Compre-                                      =========
    hensive Loss  ---------    -------   ----------              -----------  --------   ---------   ---------------  ----------

    Balance
    December 31,
    2001          $      24    $    278  $   82,525                $ (197,337)      $ -      $ (1,285)    $ (45,738)   $ (161,533)
                  =========    ========  ==========                ===========  ========     =========    ===========  ==========


                  See Notes to Consolidated Financial Statement

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


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

          The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), its domestic operating subsidiary, American Bank Note Company Grafica e Servicos Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 92% owned Australian company with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

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

          In November 2000, the Bankruptcy Court confirmed the Parent's plan in the Chapter 11 Proceeding. The plan of reorganization (the "Chapter 11 Plan" or "Plan") has not yet been consummated (See Note B- "Going Concern" and Note R - "Legal and Other Proceedings").

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

USE OF ESTIMATES

          The preparation of the financial statements, and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for but not limited to the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, fixed asset and investment impairment charges, facilities lease losses and other charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ from these estimates.

COMPREHENSIVE INCOME

          The Company applies FASB Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

FOREIGN CURRENCY TRANSLATION

          The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with FASB Statement No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statement of income of transaction gains and losses is insignificant in 2001.

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

          The Company derives a significant amount of its revenues, operating income and cash flows from security printing sales of such products as bank checks, stock and bond certificates and USDA food coupons. The continued trend toward electronic commerce, electronic payment systems and benefits may result in lower sales, operating income and cash flow from these product lines. The risk of reduced sales may be further impacted by the Securities and Exchange Commission's order dated July 26, 2001 granting approval to the New York Stock Exchange, (the "NYSE") to change its listing requirement rules with respect to the physical format for stock and bond certificates. The NYSE, has adopted the elimination of the vignette on the certificates but has yet to eliminate intaglio printing.

          The Company's dependency upon any one supplier for raw materials and consumables used in its businesses is dependent primarily upon the type of product and the region where the Company conducts business. With respect to certain product lines such as transaction cards, certain raw materials, such as specific chemicals or plastics for card manufacturing and consumables for card personalization, are available from either one or a limited number of suppliers. Furthermore, some of these materials may contain certain petroleum or precious metal based by-products that may cause periods of price volatility. In addition, the continual threat of volatile foreign currency swings could result in higher costs for raw material from foreign suppliers who are based in countries with stronger denominated currencies.

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

REVENUE RECOGNITION

          Revenue is recognized when goods are shipped or in certain situations upon customer acceptance and title has passed. In some instances, at the customer's request, arrangements are made to provide on-site secure storage at the Company's premises. The Company treats this service as a component of a multiple element arrangement and revenue is allocated among the elements based on their respective fair values. The amount allocated to storage revenue is recognized over the expected storage period.

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


EARNINGS PER SHARE COMPUTATIONS

          Amounts used in the calculation of basic and diluted per share amounts follow:

                                                             2001         2000
                                                             ----         ----

    Numerator for loss from continuing operations         $(5,454)     $(18,598)
                                                          ========     ========
    Numerator for income from discontinued operations     $     -      $  1,732
                                                          ========     ========

    Denominator for per share computations
    Weighted average number of shares outstanding
      (in thousands):
    Common Stock                                           25,089        25,089
    Series B Preferred Stock                                2,405         2,405
                                                          --------      --------
    Denominator for per share computations                 27,494        27,494
                                                          ========      ========

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

SEGMENT INFORMATION

          The Company applies FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. FAS No. 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers.

RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

          SFAS 142 requires, among other things, that goodwill not be amortized but should be subject to impairment testing at the "reporting unit level" at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A reporting unit is the same level as or one level below an operating segment, as defined by Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information."

          The Company is required to apply SFAS 141 to business combinations initiated after June 30, 2001 and is required to adopt SFAS 142 at the beginning of 2002, with the exception of goodwill and intangible assets with indefinite lives acquired after June 30, 2001, which will be immediately subject to the non-amortization and amortization provisions as defined by SFAS 142.

          The Company expects, on a prospective basis, that the non-amortization of goodwill will have the effect of increasing income by approximately $2.2 million in the year of adoption.

          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' (SFAS 121), and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS 144 to have a material effect on the Company's financial position, results of operations, or cash flows.


NOTE B - Going Concern

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Significant losses in prior years have been incurred, including $5.5 million for the year ended December 31, 2001 and current liabilities including pre-petition liabilities subject to compromise, exceed current assets by $184.0 million at December 31, 2001.

          The Parent is a holding company and has no significant assets or operations. Accordingly, its ability to service its debt depends upon the future performance of its subsidiaries, which are subject to prevailing economic and competitive conditions and to other factors, which may affect their ability to distribute available cash to the Parent for debt service and operations. The Company derives a significant amount of its revenues, operating income and cash flows from ABNB. During 2001 the Real, the Brazilian currency, has experienced a significant decline against the U.S. Dollar. This has adversely affected the Parent's ability to receive dividends from ABNB. ABN has also supplied a substantial portion of the Company's operating capital in prior years. With respect to ABN, its operating income for the year 2001 is down by approximately 35% as compared to the same period in the prior year. Management cannot predict whether and to what extent these matters will affect the Parent prospectively. At December 31, 2001, under the restrictive subsidiary debt covenants of LM, no dividends are available to the Parent.

          The Parent, currently in a Chapter 11 Proceeding, on November 3, 2000 confirmed its Plan of Reorganization with the bankruptcy court. That Plan has not yet been consummated. Upon consummation of the Plan, subject to proposed modifications to that Plan (see Note R), management believes that the Parent will be able to continue as a going concern. The Plan includes a substantial reduction in the Parent's total indebtedness, and a substantial reduction in cash interest payments due thereon. As a consequence, management believes that upon consummation of the Plan, assuming it is modified as proposed, that the Parent will have sufficient liquidity to pay its debt and other obligations in the normal course of its business.



                                                                                      December 31,
                                                                                      ------------
                                                                                 2001              2000
  NOTE C - Inventories                                                         ---------        ---------

            Finished goods                                                        $ 578          $ 1,257
            Work-in-process                                                       8,969            8,562
            Raw material and supplies (net of allowances of $968 and $2,037)      8,715           11,232
                                                                               ---------        ---------
                                                                               $ 18,262         $ 21,051
                                                                               =========        =========
  NOTE D - Accounts Payable and Accrued Expenses of Subsidiaries

            Accounts payable - trade                                           $ 15,403         $ 16,591
            Accrued expenses                                                      6,074            7,627
            Salaries and wages                                                    7,232            7,879
            Customers' advances                                                   3,175            1,725
            Lease obligations                                                     2,105            2,011
            Accrued interest                                                        839              641
            Dividend payable to minority interest owner                             138              649
            Other                                                                 2,128            3,178
                                                                               ---------        ---------
                                                                               $ 37,094         $ 40,301
                                                                               =========        =========
  NOTE E -Other Long Term Liabilities of Subsidiaries

           Post-retirement benefit obligations                                 $  7,049          $ 6,621
           Provision for tax assessments                                          3,091            3,587
           Lease obligations                                                      3,414            3,548
           Other long-term employee benefits                                      2,229            2,129
           Other                                                                    518            1,819
                                                                               ---------        ---------
                                                                               $ 16,301         $ 17,704
                                                                               =========        =========
  NOTE F - Other, Net

            Gain on asset sales                                                $      -         $   (915)
            Other income and expense, net                                           355              164
                                                                               ---------        ---------
                                                                               $    355         $   (751)
                                                                               =========        =========



NOTE G - Goodwill and Asset Impairments

          The realizability of goodwill is evaluated periodically to determine the recoverability of carrying amounts. Goodwill and asset impairments in 2001 totaled $2.5 million, which represents the remaining $1.9 million write down of goodwill on the books of Transtex, the Company's Argentine subsidiary as a result of operating losses and the economic uncertainties in that country and $0.6 million related to ABN's write down of the carrying value of certain equipment and leases related to the exit from its currency business. This is compared to the 2000 provision of $13.6 million which was based on an evaluation of the recoverability of certain goodwill which resulted in a write down at LM in Australia of $4.1 million and the initial write down of $9.5 million of goodwill taken in Argentina. The evaluation was based on various analyses including cash flow and profitability projections and addresses the impact on existing Company business. The evaluation involves significant management judgment.


    NOTE H - Reorganization Costs

    Reorganization costs represent administrative expenses incurred under the Chapter 11 Plan and consist of the following:
                                                              DECEMBER 31
                                                         2001        2000
                                                      ---------   ----------
          Legal                                        $ 104        $ 2,246
          Trustee fees                                    20             20
          Printing and mailing                             3            131
          Information agent                                -            343
                                                      ---------   ----------
                                                       $ 127        $ 2,740
                                                      ---------   ----------
    NOTE I - Comprehensive Loss

          The accumulated comprehensive loss for the years ended December 31, 2001 and 2000 consists of:

          Minimum pension liability                   $  (1,543)     $  (1,333)
          Cumulative currency translation adjustments   (44,195)       (36,946)
                                                      ---------      ----------
          Total accumulated comprehensive loss        $ (45,738)     $ (38,279)
                                                      ==========     ==========

          No tax benefits were recorded as realization of future tax benefits are not assured, due to the Parent's and domestic subsidiaries' earnings history.

    NOTE J - Income Taxes

          The Parent files a U..S. consolidated federal income tax return, which includes its domestic subsidiaries.

          Deferred income taxes arise from differences between the tax basis of assets and liabilities, and their amounts in the balance sheet.

    Taxes on income for the years ended December 31, 2001 and 2000 are as follows:

                                                          December 31,
                                                          ------------
                                                      2001          2000
                                                  -------------  ------------
    Current
    Foreign                                            $ 4,227       $ 4,836
    State and local                                        100           110
                                                  -------------  ------------
                                                         4,327         4,946
    Deferred
    Foreign                                               (420)          240
    State                                               (1,182)            -
                                                  -------------  ------------
                                                        (1,602)          240
                                                  -------------  ------------
                                                       $ 2,725       $ 5,186
                                                  =============  ============

  A reconciliation of taxes on income (benefit) using the US federal income tax statutory rate of 35% to the Company's effective tax rate is as follows:

    Statutory tax (benefit) at U.S. rate                     $ (467)  $ (4,007)
    Difference between federal and foreign statutory rates      (23)      (104)
    Non-deductible goodwill, including impairment             1,694      6,143
    Brazil dividend deduction                                (1,071)    (1,249)
    US tax on foreign deemed dividends                         (201)       993
    US tax on Brazil unrepatriated earnings                   1,776      2,373
    Foreign withholding taxes, net of federal benefit          (239)      (454)
    State and local income taxes, net of federal benefit        647        (72)
    Other non-deductible expenses                               799        525
    Change in valuation allowance                              (190)     1,038
                                                            --------  ---------
                                                            $ 2,725    $ 5,186
                                                            ========  =========

          At December 31, 2001 the Company's U.S. domestic consolidated net operating loss carryforwards were approximately $71.7 million, which are scheduled to expire as follows: $23.7 million, $37 million, $2.8 million, and $8.2 million in 2017, 2019, 2020 and 2021, respectively.


 NOTE J - Income Taxes (continued)

     Tax effects of items comprising the Company's deferred income tax assets and liabilities are as follows:
                                                                  December 31,
                                                                  ------------
                                                                 2001     2000
                                                                 ----     ----
      Current deferred tax assets
      Inventory obsolescence                                     $ 263    $ 648
      Uniform capitalization of inventory                           53      215
      Bad debt provision                                           134      278
      Lease obligations                                            813      666
      Pension and post retirement benefit obligations              428      424
      Vacation, severance and deferred pay provisions              537      527
      Litigation and other contingent provisions                 1,164    1,276
      Other                                                        959      606
      Valuation  allowance                                      (2,572)  (2,772)
                                                                -------  -------
                                                                 1,779    1,868
                                                                -------  -------
      Non-current deferred tax assets
      Pension and post retirement benefit obligations            3,924    4,234
      Lease obligations                                            507      583
      Difference between book and tax basis of fixed assets     (1,748)  (1,970)
      Brazil subsidiary earnings not permanently reinvested     (8,051)  (7,316)
      Tax benefit of operating loss carryforwards               27,725   25,149
      Litigation and other contigent provisions                  1,421    1,482
      Other                                                      1,289    2,544
      Valuation allowance                                      (21,527) (20,365)
      Total non-current deferred tax assets                      3,540    4,341

      Non-Current deferred tax liabilities
      Difference between book and tax basis of fixed assets     (3,940)  (4,077)
      Lease obligations                                            134        -
      Other                                                        139        -
                                                                -------  -------
      Total non-current deferred tax liabilities                (3,667)  (4,077)
                                                                -------  -------

      Net deferred tax asset                                   $ 1,652  $ 2,132
                                                                =======  =======

          At December 31, 2001, the unrepatriated earnings of CPS is approximately $2.2 million and is considered permanently invested overseas, therefore no provision for federal and state taxes has been provided on these earnings. LM does not have any positive earnings and profits. The Parent has recorded a deferred tax liability of approximately $8.1 million to record the tax effect on ABNB's unrepatriated earnings.

          At December 31, 2001 and 2000, the Company provided a valuation allowance related to its U.S. net operating losses and other U.S. deferred tax assets due to uncertainty as to the realization of U.S. taxable income in the future.

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

          Through December 30, 2001, ABNB has received assessments during the current and prior years from the Brazilian tax authorities for approximately $29 million relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and are expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to approximately $6.0 million of the above noted assessments. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result the Company has not made any significant provision for the assessments.

          The NYC Department of Finance ("NYC") notified the Parent in the third quarter of 2001 that it was contesting the Parent's position that it could file a combined franchise tax return in that jurisdiction. On that basis NYC has issued a formal assessment for additional taxes and interest of approximately $1.1 million related to tax years up to and including 1992. Management believes that it has meritorious defenses to the assessment and intends to vigorously contest it. Also in the third quarter, the statute of limitations relating to the potential assessment of certain state taxes, based upon the same premise as in the aforementioned assessment, expired. An aggregate reserve of approximately $3.4 million, including interest, was established in prior years for potential adjustments that could arise from audits by state and local taxing authorities. As a result of the expiration of the statute of limitations, the Parent estimated that approximately $1.9 million of this reserve, including interest of $0.7 million, was no longer required and was reversed in the third quarter of 2001. The $1.6 million balance of the reserve will remain on the Parent's balance sheet to cover remaining potential adjustments, including the NYC assessment noted above. The extent of the Parent's actual liability will depend upon what other assessments, if any, are asserted and the outcome of the Parent's defense of its position in connection with the NYC assessment.


NOTE K - Revolving Credit Facilities Of Subsidiaries

          Revolving credit facilities of subsidiaries consists of the following (in thousands):

                                                 December 31,
                                                 ------------
                                           2001                2000
                                        ---------            ---------
       ABN (a)                           $ 2,882               $ 857
       ABNB (b)                            1,972                   -
       LM (c)                                  -               1,194
       CPS (d)                                 -                 370
       Transtex (e)                          132                 604
                                        ---------            ---------
                                         $ 4,986             $ 3,025
                                        =========            =========

     (a) In 1999, ABN entered into a three-year asset based revolving credit facility, which matures on July 7, 2002. Borrowings under the credit facility bear interest at prime plus 1% and are secured by eligible accounts receivable and inventory. At December 31, 2001, ABN had approximately $3.4 million under a credit facility of which $2.9 million was used for working capital and $0.3 million was used for outstanding letters of credit leaving approximately $0.2 million available for borrowing. In March 2002, ABN executed a new one year $2 million asset based working capital facility with a local bank in Tennessee which will become effective upon expiration of its existing facility. Under the terms of the new facility, ABN has the right at its option to renew the facility for two additional years.

     (b) ABNB has $2.0 million of short-term borrowings at December 31, 2001 in connection with various equipment purchases at a weighted average interest rate of approximately 4.5%.

     (c) LM currently has a working capital facility of $3.0 million with a local bank, which is fully collateralized by letters of credit issued by LM's long-term banking syndicate (See Note L - "Long term debt of subsidiaries"). The facility is presently scheduled to expire on September 30, 2002 and bears interest at the bank's benchmark rate of 7.95% per year. At December 31, 2001, LM had used approximately $0.4 million for outstanding letters of credit under the line, leaving $2.6 million of availability for working capital purposes.

     (d) CPS has available approximately $0.9 million under working capital credit facilities with two local banks. There were no borrowings against these facilities at December 31, 2001.

     (e) Transtex has available short-term factoring arrangements with several local banks primarily secured by specific accounts receivable. As a result of overall credit tightening by the banks in Argentina, no further credit terms are available to Transtex.


NOTE L - Long-Term Debt of Subsidiaries


                                                          December 31,
                                                          ------------
                                                    2001                2000
                                                  ---------           ---------
     LM non-recourse debt (a)                     $ 40,789            $ 43,297
     ABNB financing (b)                                  -               1,940
     ABN mortgages (c)                                 774                 871
     Other                                             251                 195
                                                  ---------           ---------
     Total debt                                     41,814              46,303
     Less current portion                              (49)             (1,791)
                                                  ---------           ---------
                                                  $ 41,765            $ 44,512
                                                  =========           =========

     (a) The terms under the LM Amended and Restated Credit Agreement dated March 31, 2000, (the "LM facility") includes a revolving credit facility at December 31, 2001 and 2000 of approximately $40.8 million and $43.3 million, respectively. In addition at December 31, 2001 the LM facility includes a $4.0 million letter of credit facility, $3.0 million of which collateralizes LM's short term credit facility. Substantially all of LM's assets and those of its subsidiaries secure the LM facility. Under the facility, dividend payments to the parent are restricted. On June 26, 2001, the facility was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its current interest rate on the borrowings. A $1.1 million principal repayment is due on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, LM's banking syndicate will receive approximately ten percent (10%) of LM's equity, which will vest over a period of time. As a condition to the amendment, the Company made a capital contribution of $1.2 million to the subsidiary in June 2001.

     (b) The ABNB facility of $1.9 million in 2000 primarily relates to borrowings for equipment purchases, of which $0.8 million were secured by equipment. These amounts were fully repaid in 2001.

     (c) The mortgages are secured by property with a net book value of approximately $1.4 million and mature in 2012. The weighted average interest rate is approximately 8.6%. Principal payments of approximately $0.1 million are required over each of the next three years, with the balance payable thereafter.

          Principal maturities of long-term debt of subsidiaries at December 31, 2001 are as follows:

          2002                       $  0.1
          2003                          1.1
          2004                         40.1
          2005                          0.1
          2006                          0.1
        Thereafter                      0.3
                                    --------
                                     $ 41.8
                                    ========

NOTE M - Prepetition Liabilities Subject To Compromise

          Parent company debt obligations subject to compromise consists of the following:


                                                                               DECEMBER 31, 2001
                                                                                         TOTAL
                                                                          CARRYING       ACCRUED        CARRYING
                                                                           VALUE        INTEREST         VALUE
                                                                        -----------   -----------     ----------

    10 3/8% Senior Secured Notes (a)                                    $ 56,500       $ 16,885       $ 73,385
    11 1/4% Senior Subordinated Notes, (b)                                95,000         11,219        106,219
    11 5/8% Senior Unsecured Notes,
    net of unamortized discount of $17 (c )                                7,985          3,126         11,111
    Zero coupon convertible subordinated debentures (d)                    3,693              -          3,693
                                                                       -----------   -----------     ----------
                                                                       $ 163,178       $ 31,230      $ 194,408
                                                                       ===========   ===========     ==========

                                                                                DECEMBER 31, 2000
                                                                                         TOTAL
                                                                          CARRYING       ACCRUED        CARRYING
                                                                           VALUE         INTEREST        VALUE
                                                                        -----------   -----------     ----------

    10 3/8% Senior Secured Notes (a)                                    $ 56,500        $ 9,825       $ 66,325
    11 1/4% Senior Subordinated Notes, (b)                                95,000         11,219        106,219
    11 5/8% Senior Unsecured Notes,
    net of unamortized discount of $44 (c )                                7,958          1,937          9,895
    Zero coupon convertible subordinated debentures (d)                    3,693              -          3,693
                                                                       -----------   -----------     ----------
                                                                       $ 163,151       $ 22,981      $ 186,132
                                                                       ===========   ===========     ==========

          The existing terms of the above debt along with the proposed treatment under the confirmed but not yet consummated Chapter 11 Plan including a discussion of potential but not yet finalized proposed changes contemplated by management are as follows:

     (a) 10 3/8% Senior Secured Notes, due June 1, 2002 (the "10 3/8 % Senior Secured Notes")

          EXISTING TERMS The 10 3/8 % Senior Secured Notes are redeemable at the option of the Parent, in whole or in part, at stated redemption prices. The 10 3/8 % Senior Secured Notes represent the senior indebtedness of the Parent and rank equally in right of payment, on a PARI PASSU basis, with all existing and future senior indebtedness of the Parent. The notes are secured by a pledge of all the issued and outstanding shares of capital stock of ABN and Transtex, and by 65% of the shares of ABNB. ABN and the Parent's 77.5% interest in ABNB constitute a substantial portion of the assets of the Parent.

          UNDER THE CHAPTER 11 PLAN. Holders of the 10 3/8 % Senior Secured Notes will have their claims reinstated subject to certain modifications, including but not limited to: (1) the Parent will at its sole option have the right to make interest payments in kind ("PIK Notes") in the form of additional Senior Notes for any interest payments that became or has become due on or prior to June 1, 2002; (2) a one-year extension of the maturity date will be granted to June 1, 2003; (3) amendments to the note indenture will be granted to provide greater flexibility in operating its business following consummation. In consideration of these modifications, the holders of the 10 3/8 % Senior Secured Notes will receive a $1.1 million increase in the notes equal to 2% of the outstanding principal amount. This increase will be paid in the form of additional PIK Notes. The Parent did not make the semi-annual interest payments due on December 1, 1999, June 1, 2000 and December 1, 2000. As of December 31, 2001, approximately $16.9 million in accrued and default interest outstanding will upon Plan consummation be added as PIK Notes to the outstanding principal amount.

          The Parent is in the process of finalizing with its advisors and attorneys certain amendments to the plan. Under the anticipated proposal, the Company will seek a further extension of the maturity date of the 10 3/8% Senior Secured Notes beyond what is presently contemplated under the Plan and will further modify certain other indenture provisions to afford the Company somewhat greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects to approval of the Bankruptcy Court after re-solicitation of the holders of the 10 3/8% Senior Secured Notes.

     (b) 11 1/4% Senior Subordinated Notes, due December 1, 2007 (the "11 1/4% Senior Subordinated Notes")

          EXISTING TERMS. The 11 1/4 % Senior Subordinated Notes are recorded at their total carrying value of $106.2 million, which includes accrued interest to December 8, 1999, which is the date the holders of the 11 1/4 % Senior Subordinated Notes consented to exchange their debt for equity in the reorganized Parent. Under the original terms, the Parent had the right at its option to redeem in whole or in part the 11 1/4 % Senior Subordinated Notes, on and after December 1, 2002, at stated redemption prices with accrued interest. In addition, up to 35% of the original principal amount issued may be redeemed from the proceeds of equity offerings, as defined, at stated redemption prices with accrued interest. Furthermore, upon a change of control, as defined, the Parent is required to offer to redeem the 11 1/4 % Senior Subordinated Notes for 101% of the principal amount thereof. The 11 1/4 % Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Parent and rank PARI PASSU in right of payment with any future senior subordinated indebtedness of the Parent and will rank senior to all subordinated indebtedness, as defined, of the Parent. The 11 1/4 % Senior Subordinated Notes have been guaranteed jointly and severally on a senior subordinated basis on the issue date, by all of the Parent's direct and indirect domestic operating subsidiaries (the "Guarantors"). The guarantees are general unsecured senior subordinated obligations of the Guarantors.

          UNDER THE CHAPTER 11 PLAN. Holders of the 11 1/4 % Senior Subordinated Notes shall receive, in full satisfaction, settlement, release, discharge of and in exchange for these notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent, subject to dilution.

     (c) 11 5/8% Senior Unsecured Notes, due August 1, 2002 (the "Senior Unsecured Notes")

          EXISTING TERMS. The indenture for the 11 5/8% Senior Unsecured Notes was amended pursuant to a Consent Solicitation which, among other things, eliminated substantially all of the restrictive covenants contained therein.

          UNDER THE CHAPTER 11 PLAN. Holders of the 11 5/8% Senior Unsecured Notes under the third amended Plan were to be reinstated with the payment of all accrued but unpaid interest due up to the last interest payment date. The total amount of unpaid interest due at December 31, 2001 is approximately $3.1 million. The principal amount was scheduled to be due and payable on August 1, 2002.

          The Parent is in the process of finalizing with its advisors and attorneys certain amendments to the Plan, under which management expects to propose that the 11 5/8% Senior Unsecured Notes receive its pro rata share of substitute 10 3/8% Senior Notes or such other treatments as to which the Parent and such holders will agree in writing. It is anticipated that the substitute 10 3/8% Senior Notes will receive the same rights and terms of the 10 3/8% Senior Notes Indenture as amended in accordance with the Plan. Such a proposal would be subject, in all respects to approval of the Bankruptcy Court after solicitation of the holders of any affected creditors.

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

          Primarily as a result of the Parent's Chapter 11 Plan, the Parent is unable to determine the fair market value of the Parent's 10 3/8 % Senior Secured Notes, the 11 1/4 % Senior Subordinated Notes, the Senior Unsecured Notes and the Convertible Subordinated Notes due to the limited trading of these securities.

          Other liabilities subject to compromise are as follows:


                                                              December 31,
                                                              ------------
                                                             2001         2000
                                                          ----------  ---------
      Executive supplemental retirement provision           $ 5,322    $ 5,027
      Provision for potential tax assessments                 1,386      3,194
      Pre-petition accrued expenses                           2,831      2,829
      Bank of Lithuania settlement                            2,200      2,200
      Pre-petition employee benefits                          1,139      1,219
      Pre-petition unsecured trade creditors                  1,140      1,140
      Contract Settlement                                       582      1,034
      Unsurrendered preferred stock                             432        432
                                                          ----------  ---------
      Total other liabilities subject to compromise        $ 15,032   $ 17,075
                                                          ==========  =========


NOTE N - Capital Stock

          The rights of the various securities discussed herein will be materially modified pursuant to the plan of reorganization.

          The Parent is authorized to issue 5,000,000 shares of Preferred Stock, with such terms as the Board of Directors may determine. Preferred stock totaling 2,500,000 shares was designated as Series B Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock is generally non-voting and otherwise is substantially similar to the Common Stock. The Series B Preferred Stock is convertible into Common Stock on a share for share basis at the option of the Series B Preferred Stock stockholder, or the Parent. Under the terms of the Chapter 11 Plan, holders of the Series B Preferred Stock shall receive, in full satisfaction, settlement, release, discharge of and in exchange for their existing shares, 51,015 shares of New Common Stock, representing approximately 0.4%, respectively, of the initial shares of New Common Stock of the reorganized Parent, subject to dilution.

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

          At December 31, 2001, pursuant to the Plan, no shares of New Common Stock will be reserved for conversion of pre-petition stock-based compensation plans, stock options or warrants.

          The following discussion of new securities to be issued in connection with the Plan is based upon the Plan as confirmed by the Bankruptcy Court in November 2000. It is anticipated that further amendments to the Plan based upon current valuations may result in changes in the number of securities issued. However these changes are not expected to impact the relative equity percentages to be received by each allow claimed holder.

          The Chapter 11 Plan provided for creditors of and investors in the Parent to initially receive shares of New Common Stock in exchange for their claims. Additional shares may be issued upon exercise of New Warrants, Equity Options, Consultant Options and Management Incentive Options. Shares are expected to be distributed as follows under the Plan:

ALLOWED CLAIM                                              PRIMARY SHARES               FULLY DILUTED BASIS(2)(7)
--------------------------------                     ------------------------      ----------------------------------
                                                                                    OPTIONS
                                                         SHARES                       AND
                                                          TO BE      OWNERSHIP     WARRANTS       TOTAL     OWNERSHIP
                                                         ISSUED          %          ISSUED       SHARES         %
                                                         ------          -          ------       ------         -
11 1/4Senior Subordinated Note Claims               10,621,928       89.81%                   10,621,928    76.79%
Convertible Subordinated Noteholders                   221,573        1.87%                      221,573     1.60%
Unsurrendered Preferred Stock Claims                    43,245        0.37%                       43,245     0.31%
Preferred Stock Claims                                  51,015(3)     0.43%         51,137(4)    102,152     0.74%
Common Stock Claims                                    498,223(3)     4.21%        499,413(4)    997,636     7.21%
Securities Claims                                      366,159(3)     3.10%        248,992(4)    615,151     4.45%
ABH Settlement Claim                                    25,000(1)     0.21%              -        25,000     0.18%
Consultant Options (5)                                       -        0.00%           88,531      88,531     0.64%
Management Incentive  Options (6)                            -        0.00%        1,117,700   1,117,700     8.08%
                                                    ----------     --------        ---------  ----------   -------
Totals                                              11,827,143      100.00%        2,005,773  13,832,916   100.00%
                                                    ==========     ========        =========  ==========   =======


     (1) Part of the overall settlement between the Parent and ABH. See "Note R Commitments and Contingencies - Legal and Other Proceedings" for further information.

     (2) Fully diluted basis takes into consideration the potential shares to be issued resulting from the exercise of the New Warrants, Equity Options, Management Incentive Options and Consultant Options under the Chapter 11 Plan.

     (3) Primary shares represents the allocation of New Common Stock totaling 915,396 shares issued from the Equity Reserve under the Chapter 11 Plan.

     (4) Equity Options and New Warrants represent 622,481 New Warrants and 177,061 Equity Options totaling 799,542 of potential common stock equivalents under the Chapter 11 Plan. The New Warrants will be issued as 311,241 New Series 1 Warrants with a strike price of $10.00, and 311,240 New Series 2 Warrants with a strike price of $12.00 per share. The New Warrants will vest immediately upon issuance and have a five-year term from the Consummation Date. 177,061 Equity Options to purchase New Common Stock will be issued that are exercisable at $2.50 per share dependent upon average trading prices for the New Common Stock. Fifty percent of the Equity Options are exercisable at such time as the New Common Stock trades at an average of $5.00 over twenty consecutive days, and the remaining fifty percent is exercisable at such time as the New Common Stock trades at an average price of $7.50 over twenty trading days.

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

     (7) The table above does not include any contingent shares that may be issued pursuant to the Rights Offering.


NOTE O - Stock-Based Compensation Plans

          The Parent had four stock-based compensation plans for employees, executives and directors. The plans will be cancelled in connection with the Chapter 11 Plan. During 2000, approximately $0.4 million of deferred compensation cost related to several of the plans was charged to operations. There are no further compensation costs in 2001 charged to operations.

          The directors' plan provided that directors could elect to defer receiving directors' fees until after their service on the board ceased. At that time, the deferred fees were payable in cash plus interest, or in shares of common stock issuable by converting the amounts deferred into common stock based on the market price in the year following the deferral. As a result of the plan's cancellation, all amounts are payable in cash in accordance with the terms of the plan. Amounts payable at December 31, 2000 to participating directors total approximately $100,000. Had compensation cost for the Parent's stock option plans been determined consistent with the provisions of SFAS 123 "Accounting for Stock-Based Compensation," net loss per common share - basic and diluted would have been unchanged for the years ended December 31, 2001 and 2000.


NOTE P - Employee Benefits Plans

          ABN has a noncontributory defined benefit pension plan which at December 31, 2001 is overfunded. Benefits under the plan, which were frozen in 1992, were based on years of service and average final compensation. The funding policy is to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. A determination letter filed with the IRS for the purpose of filing a plan termination was approved by the IRS in 2001. In connection with the Plan, an overfunding of $1.1 million was distributed in December 2001 as follows: $0.3 million transferred to ABN's defined contribution plan, $0.6 million reverted to the Company and $0.2 million in excise tax was paid upon reversion.

          The Parent has a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are based on years of service and average final compensation, based upon years of service, as defined. The plan is unfunded and benefits are paid from the assets of the Parent.

          LM has a plan, which includes a defined contribution section and a defined benefit section. The defined contribution section is funded on a current basis whereas the defined benefit section is funded in accordance with actuarial recommendations. Retirement benefits provided under the LM defined contribution section and charged to operations totaled $1.4 million for the year ended December 31, 2001.

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

Certain information as of December 31, 2001 follows (in thousands):


                                                                                                                ABN
                                                                  ABN                             LM           POST-
                                                                PENSION                         PENSION      RETIREMENT
                                                                  PLAN             SERP          PLAN         BENEFITS
                                                               -----------      -----------    -----------  ------------
     Change in benefit obligation:
     Benefit obligation at December 31, 2000                      9,459            5,215          1,394         6,430
     Cost of benefits earned (service cost)                           -               48             97            44
     Interest cost on benefit obligation                            709              391            103           244
     Plan participants' contributions                                 -                -             27             -
     Benefits paid                                              (11,194)            (434)           (54)         (239)
     Curtailment                                                      -                -              -             -
     Actuarial (gain) or loss                                     1,026              331              -        (3,164)
                                                               -----------      -----------    -----------  ------------
     Benefit obligation at December 31, 2001                    $     -         $  5,551        $ 1,567       $ 3,315
                                                               ===========      ===========    ===========  ============
     Change in plan assets:
     Fair value of plan assetss
     at December 31, 2000                                        14,031                          1,591
     Actual return on plan assets                                (1,635)                            26
     Company contribution                                        (1,062)                           153
     Benefits paid                                              (11,194)                           (54)
     Administrative expenses                                       (140)                            (4)
     Fair value of plan assets                                        -                              -
                                                               -----------                     -----------
     at December 31, 2001                                       $     -                        $ 1,712
                                                               ===========                     ===========
     Funded status at December 31, 2001                               -           (5,551)          148          3,315
     Unrecognized prior service cost                                  -            1,224           134         (1,484)
     Unrecognized net actuarial (gain) loss                           -            1,786           (78)         5,138
                                                               -----------      -----------    -----------  ------------
     Prepaid/(accrued) benefit cost at Dec. 31, 2001             $    -         $ (2,541)      $   204        $ 6,969
                                                               ===========      ===========    ===========  ============
     Components of expense:
     Cost of benefits earned                                        140               47            93             44
     Interest cost on benefit obligation                            709              391           103            244
     Expected return on plan assets                              (1,193)               -          (130)             -
     Amortization of prior service cost                               -              130             -           (218)
     Recognized actuarial (gain) loss                              (234)              66             -              -
     Amortization of transitional (asset) or obligation               -                -            (7)           135
     FAS 88 Accounting charge for settlement                       (275)               -             -              -
     Asset withdrawal                                             1,062                -             -              -
                                                               -----------      -----------    -----------  ------------
     Net periodic cost (benefit)                                $   209         $    634       $    59          $ 205
                                                               ===========      ===========    ===========  ============


          At December 31, 2001, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the SERP was 7.25% and 6.0%, respectively.

          At December 31, 2001, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the LM defined benefit plan was 7.0% and 5.0%, respectively. The expected long-term rate of return on the LM plan assets was 8.0%.

          The weighted average discount rate used for the ABN postretirement benefits plan in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 2001. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, at January 1, 2001 was 7.0%, decreasing each successive year until it reaches 5.0% in 2005, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 10.0%. A one-percentage point decrease in the assumed healthcare cost trend rate for each year would decrease service cost plus interest on the accumulated postretirement benefit obligation by approximately 9.0%.

          Certain information as of December 31, 2000 follows (in thousands):

                                                                                                            ABN
                                                              ABN                            LM            POST-
                                                            PENSION                        PENSION      RETIREMENT
                                                             PLAN           SERP            PLAN         BENEFITS
                                                             ----           ----            ----         --------

Change in benefit obligation:
     Benefit obligation at December 31, 1999              $  8,786      $    2,486      $   1,492       $  6,571
     Cost of benefits earned (service cost)                      -              75            104             66
     Interest cost on benefit obligation                       684             201            119            463
     Plan participants' contributions                            -               -              -            101
     Benefits paid                                            (572)           (221)          (252)          (617)
     Curtailment                                                 -               -              -           (639)
     Actuarial (gain) or loss                                  561           2,674             26            485
                                                          --------      ----------      ---------       --------
     Benefit Obligation at December 31, 2000              $  9,459      $    5,215      $   1,489       $  6,430
                                                          ========      ==========      =========       ========

Change in plan assets:
     Fair value of plan assets
       at December 31, 1999                               $ 13,176                      $   1,614
     Actual return on plan assets                            1,563                            166
     Company contribution                                        -                            263
     Benefits paid                                            (572)                          (252)
     Administrative expenses                                  (136)                           (92)
                                                          --------                      ----------
     Fair value of plan assets
       at December 31, 2000                               $ 14,031                      $   1,699
                                                          ========                      =========

Funded status at December 31, 2000 (unfunded)             $  4,572      $   (5,215)     $     210       $ (6,430)
Unrecognized prior service cost                                  -           1,354              -              -
Unrecognized net actuarial (gain) loss                      (4,363)          1,521            (68)          (691)
                                                          --------      ----------      ----------      --------
Prepaid/(accrued) benefit cost at Dec. 31, 2000           $    209      $   (2,340)     $     142       $ (7,121)
                                                          ========      ==========      =========       ========

Components of expense:
     Cost of benefits earned                              $     65      $       75      $     181       $     66
     Interest cost on benefit obligation                       684             201            119            463
     Expected return on plan assets                         (1,095)              -           (142)             -
     Amortization of prior service cost                          -             117              -           (192)
     Recognized actuarial (gain) loss                         (250)            (58)             -              -
     Amortization of transitional (asset) or obligation                                                      135
                                                          --------      ----------      ---------       --------
Net periodic cost (benefit)                               $   (596)     $      335      $     158       $    472
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

          Retirement benefits are also provided to eligible union and non-union employees, through defined contributions to an employees' retirement plan.


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

          Sales to ABNB's 22.5% minority owner in 2001 and 2000 were 11.1% and 13.7%, respectively of consolidated sales.

          US export sales were less than 1% of consolidated sales in 2001 and 2000, respectively.

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


                                                                         Condensed Balance Sheets
                                             ---------------------------------------------------------------------------------
                                              Parent       ABN         ABNB        LM          CPS         Transtex    Consol.
                                             ---------    ----------  --------   --------     --------   ----------   --------
   As of December 31, 2001                      (1)
   Cash and cash equivalents                $   1.8      $  3.7      $  3.0      $  0.2       $ 1.0       $ 0.1      $   9.8
   Accounts receivable, net                       -         8.4        15.8         6.4         2.4         1.6         34.6
   Inventories                                    -         1.5        10.0         5.6         0.4         0.8         18.3
   Prepaid expenses and other                   0.1         1.8         2.6         1.7         0.7         0.9          6.6
   Investments in and receivables                                                                                          -
   from subsidiaries, net                      49.0           -        (1.7)        0.8         0.4           -            -
   Property, plan and equipment, net            0.1         4.8        30.6         7.2         1.7         2.9         47.3
   Other assets                                 2.8         2.5         4.1         5.8           -           -         11.4
   Goodwill                                                            12.0        23.8         1.0           -         36.8
                                            ---------   --------     --------    -------     --------     -------   ---------
   Total assets                             $  53.8      $ 22.7      $ 76.4      $ 51.5       $ 7.6       $ 6.3      $ 164.8
                                            =========   ========     ========    =======     ========     =======   =========
   Prepetition liabilities                  $ 209.4      $    -      $    -      $    -        $  -         $ -      $ 209.4
   Postpeitition liabillities                   1.9           -           -           -           -           -          2.0
   Other current liabilities                    1.5         8.5        17.8        10.4         3.1         2.7         42.1
   Long-term debt                                 -         0.7           -        41.0           -           -         41.7
   Other liabilities                            0.1         8.6         3.8         2.0         1.6         0.2         16.3
   Deferred income taxes                        2.4           -         3.7         1.4           -           -          3.7
   Minority interest                              -           -        11.1           -           -           -         11.1
   Equity (deficit)                          (161.5)        4.9        40.0        (3.3)        2.9         3.4       (161.5)
                                            ---------   --------     --------    -------     --------     -------   ---------
   Total liabilities and equity (deficit)   $  53.8      $ 22.7      $ 76.4      $ 51.5       $ 7.6       $ 6.3      $ 164.8
                                            =========   ========     ========    =======     ========     =======   =========




                                                                         Condensed Balance Sheets
                                             ---------------------------------------------------------------------------------
                                               Parent        ABN        ABNB         LM          CPS      Transtex     Consol.
                                             ---------    ----------  --------   --------     --------   ----------   --------
   As of December 31, 2000                     (1)
    Cash and cash equivalents                $   4.1      $  3.0      $  0.6      $  0.4       $ 0.2       $   -      $   8.3
    Accounts receivable, net                       -         5.1        16.2         8.2         2.7         2.4         34.6
    Inventories                                    -         1.4        11.6         6.7         0.3         1.0         21.0
    Prepaid expenses and other                   0.2         1.6         2.4         0.8         0.6         0.9          5.4
    Investments in and receivables
    from subsidiaries, net                      55.1           -        (1.5)        0.8         0.2           -            -
    Property, plant and equipment, net             -         4.6        33.6         8.8         2.0         3.3         52.3
    Other assets                                 3.3         3.6         5.3         5.9         0.1           -         14.8
    Goodwill                                       -           -        15.0        26.8         1.0         1.9         44.7
                                             ---------    ----------  --------   --------     --------   ----------   --------
    Total assets                             $  62.7      $ 19.3      $ 83.2      $ 58.4       $ 7.1       $ 9.5      $ 181.1
                                             =========    ==========  ========   ========     ========   ==========   ========
    Prepetition liabilities                  $ 203.2      $    -       $   -      $    -       $   -         $ -      $ 203.2
    Postpetition liabilities                     2.7           -           -           -           -           -          2.7
    Other current liabilities                    0.7         7.4        18.9        14.0         2.9         3.3         45.1
    Long-term debt                                 -         0.8         0.2        43.5           -           -         44.5
    Other liabilities                            0.1         8.5         3.6         3.7         1.6         0.3         17.7
    Deferred income taxes                        4.6           -         4.1           -           -           -          4.1
    Minority interest                              -           -        12.4           -           -           -         12.4
    Equity (deficit)                          (148.6)        2.6        44.0        (2.8)        2.6         5.9       (148.6)
                                             ---------    ----------  --------   --------     --------   ----------   --------
    Total liabilities and equity (deficit)   $  62.7      $ 19.3      $ 83.2      $ 58.4       $ 7.1       $ 9.5      $ 181.1
                                             =========    ==========  ========   ========     ========   ==========   ========



                                                                       Condensed Statements of Operations
                                                 ---------------------------------------------------------------------------------
                                                    Parent        ABN        ABNB        LM         CPS        Transtex    Consol.
                                                 -----------    --------   ---------  --------    ---------   ----------  --------
   Year Ended December 31, 2001                       (1)
   Continuing Operations
   Sales                                              $ 0.5     $ 35.6     $ 111.2     $ 57.0       $ 8.5      $ 8.2     $ 221.0
                                                 -----------    --------   ---------  --------    ---------   ----------  --------
   Cost of Goods                                        0.4       20.5        87.5       43.4         6.7        5.9       164.4
   Sellling and administsrative                         4.6        8.2         8.0        8.0         0.7        1.8        31.3
   Goodwill and asset impairments                                  0.6                      -                    1.9         2.5
   Depreciation and amortization                          -        0.8         4.7        3.3         0.6        0.7        10.1
                                                 -----------    --------   ---------  --------    ---------   ----------  --------
   Total costs and expenses                             5.0       30.1       100.2       54.7         8.0       10.3       208.3
                                                 -----------    --------   ---------  --------    ---------   ----------  --------

   Interest expense                                     8.0        0.3         1.1        3.6         0.1        0.4        13.5
   Other expenses (income), net                        (0.2)       0.1         0.6        0.1        (0.1)                   0.5
   Income (loss) before reorganization                                                                                         -
                                                 -----------    --------   ---------  --------    ---------   ----------  --------
   items and taxes                                    (12.3)       5.1         9.3       (1.4)        0.5       (2.5)       (1.3)
   Reorganization items                                 0.1                                                                  0.1
   Income (loss) before taxes and                                                                                              -
                                                 -----------    --------   ---------  --------    ---------   ----------  --------
   minority interest                                  (12.4)       5.1         9.3       (1.4)        0.5       (2.5)       (1.4)
   Taxes                                               (1.8)       1.1         2.8        0.4         0.2                    2.7
                                                 -----------    --------   ---------  --------    ---------   ----------  --------
   Income (loss) before minority interest             (10.6)       4.0         6.5       (1.8)        0.3       (2.5)       (4.1)
   Minority interest                                      -          -         1.4          -           -          -         1.4
                                                 -----------    --------   ---------  --------    ---------   ----------  --------
   Net income (loss)                                $ (10.6)     $ 4.0       $ 5.1     $ (1.8)      $ 0.3     $ (2.5)     $ (5.5)
                                                 ===========    ========   =========  ========    =========   ==========  ========



                                                                       Condensed Statements of Operations
                                                  ---------------------------------------------------------------------------------
                                                     Parent        ABN        ABNB        LM         CPS     Transtex     Consol.
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Year Ended December 31, 2000                       (1)
   Continuing Operations
   Sales                                              $ 3.1     $ 34.4     $ 132.9     $ 69.8      $ 9.9      $ 9.8      $ 259.9
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Cost of goods                                        2.8       17.0       103.3       53.6        8.3        6.7        191.7
   Selling and adminstrative                            8.0        7.2         9.7        8.5        0.9        1.9         36.2
   Goodwill impairments                                   -          -           -        4.1          -        9.5         13.6
   Depreciation and amortization                        0.1        0.8         5.8        3.8        0.4        1.2         12.1
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Total costs and expenses                            10.9       25.0       118.8       70.0        9.6       19.3        253.6
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
                                                       (7.8)       9.4        14.1       (0.2)       0.3       (9.5)         6.3
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Interest expense                                     8.3        0.5         1.2        5.2        0.3        0.3         15.8
   Other expenses (income), net                        (0.2)      (0.6)        0.3       (0.2)         -       (0.1)        (0.8)
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Income (loss) before reorganization
   items and taxes                                    (15.9)       9.5        12.6       (5.2)         -       (9.7)        (8.7)
   Reorganization items                                 2.7          -           -          -          -          -          2.7
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Income (loss) before taxes and
   minority interest                                  (18.6)       9.5        12.6       (5.2)         -       (9.7)       (11.4)
   Taxes                                                0.1        0.7         3.9        0.4          -        0.1          5.2
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Income (loss) before minority interest             (18.7)       8.8         8.7       (5.6)         -       (9.8)       (16.6)
   Minority interest                                      -          -         2.0          -          -          -          2.0
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Income (loss) from continuing operations           (18.7)       8.8         6.7       (5.6)         -       (9.8)       (18.6)
   Discontinued operations                                -          -           -          -        1.7          -          1.7
                                                  -----------  ---------  --------    -------     -------   ----------   ----------
   Net income (loss)                                $ (18.7)     $ 8.8       $ 6.7     $ (5.6)     $ 1.7     $ (9.8)     $ (16.9)
                                                  ===========  =========  ========   =========    =======   ==========   ==========



                                                                     Condensed Statements of Cash Flows
                                                ------------------------------------------------------------------------------
                                                   Parent     ABN         ABNB       LM         CPS        Transtex   Consol.
                                                ----------   ---------  --------    --------   --------   ---------  ---------
   Year Ended December 31, 2001                     (1)
   Net cash - operating activities                $ (6.0)     $ 2.3      $ 12.5     $ (0.5)     $ 1.4      $ 1.1     $ 10.8
                                                ----------   ---------  --------    --------   --------   ---------  ---------
   Investing activities
   Proceeds from sale of asssets                       -          -           -          -          -          -          -
   Capital expenditures                             (0.1)      (1.8)       (6.2)      (0.3)      (0.1)      (0.4)      (8.9)
                                                ----------   ---------  --------    --------   --------   ---------  ---------
   Net cash - investing activities                  (0.1)      (1.8)       (6.2)      (0.3)      (0.1)      (0.4)      (8.9)
                                                ----------   ---------  --------    --------   --------   ---------  ---------
   Financing activities
   Proceeds from borrowings                            -        2.0         2.5        0.5                     -        5.0
   Borrowings (repayments)                             -       (0.1)       (1.9)      (1.0)      (0.4)      (0.6)      (4.0)
   Dividends to minority shareholder                   -          -        (1.0)         -          -          -       (1.0)
                                                ----------   ---------  --------    --------   --------   ---------  ---------
   Net cash - financing activities                     -        1.9        (0.4)      (0.5)      (0.4)      (0.6)         -

   Effect of foreign currency exchange
   rate changes on cash and cash
   equivalents                                         -          -        (0.1)                 (0.1)         -       (0.2)
                                                ----------   ---------  --------    --------   --------   ---------  ---------
   Increase (decrease) in cash and
   cash equivalents:                                (6.1)       2.4         5.8       (1.3)       0.8        0.1        1.7
   Dividends and advances
   from subsidiaries, net                            3.8       (1.7)       (3.3)       1.3                              0.1
   Beginning of period                               4.1        3.0         0.5        0.2        0.2          -        8.0
                                                ----------   ---------  --------    --------   --------   ---------  ---------
   End of period                                    $1.8       $3.7        $3.0       $0.2       $1.0       $0.1       $9.8
                                                ==========   =========  ========    ========   ========   =========  =========




                                                                     Condensed Statements of Cash Flows
                                                -----------------------------------------------------------------------------
                                                  Parent       ABN        ABNB        LM         CPS     Transtex    Consol.
                                                ----------   --------   ---------   ---------- -------   ---------  ---------
   Year Ended December 31, 2000                     (1)
   Net cash - operating activities                $ (8.3)      $ 5.5     $ 10.7      $ 1.2     $ (1.4)     $ 1.3      $ 9.0
                                                ----------   --------   ---------   ---------- -------   ---------  ---------
   Investing activities
   Proceeds from sale of assets                      0.4         3.6        0.1          -        2.9          -        7.0
   Capital expenditures                                -        (0.6)      (3.9)      (2.1)      (1.0)      (0.9)      (8.5)
                                                ----------   --------   ---------   ---------- -------   ---------  ---------
   Net cash - investing activities                   0.4         3.0       (3.8)      (2.1)       1.9       (0.9)      (1.5)
                                                ----------   --------   ---------   ---------- -------   ---------  ---------
   Financing activities
   Proceeds from borrowings                            -         0.9          -        0.1        0.5          -        1.5
   Borrowings (repayments)                             -        (0.7)      (5.4)       0.9        0.6       (0.3)      (4.9)
   Dividends to minority shareholder                   -           -       (0.4)         -          -          -       (0.4)
                                                ----------   --------   ---------   ---------- -------   ---------  ---------
   Net cash - financing activities                     -         0.2       (5.8)       1.0        1.1       (0.3)      (3.8)
   Effect of foreign currency exchange
   rate changes on cash and cash
   equivalents                                         -           -       (0.2)       0.1          -          -       (0.1)
                                                ----------   ---------  --------    --------   --------   ---------  ---------
   Increase (decrease) in cash and
   cash equivalents                                 (7.9)        8.7        0.9        0.2        1.6        0.1        3.6
   Dividends and advances
   from subsidiaries, net                           11.7        (6.3)      (1.0)         -       (4.3)      (0.1)         -
   Beginning of period                               0.3         0.6        0.7        0.2        2.9          -        4.7
                                                ----------   --------   ---------   ---------- -------   ---------  ---------
   End of period                                   $ 4.1       $ 3.0      $ 0.6      $ 0.4      $ 0.2        $ -      $ 8.3
                                                ==========   ========   =========   ========== =======   ========== =========

(1) Includes the operations of the Parent's card and merchant processing subsidiary.


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

          As a result of certain events and trends (see Note B), management has increasing concerns about the Parent's ability to meet its payment obligations to creditors as contemplated under the Plan, both (i) upon consummation of the Plan and (ii) in the near term following consummation. Management is currently evaluating the Parent's ability to consummate the current Plan, and expects to propose to the Bankruptcy Court certain amendments to the Plan.

          Although it is still finalizing such a proposal with its advisors and attorneys, management expects to propose a conversion of its 11 5/8% Senior Unsecured Notes into its 10 3/8% Senior Secured Notes. Such a proposal would affect the holders of the Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature. In addition, however, holders of the 11 5/8% Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes. Under the anticipated proposal, the indenture governing the 10 3/8% Senior Secured Notes would also be modified, to extend the maturity date of the 10 3/8% Senior Secured Notes, and to modify certain other provisions to afford the Company greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects, to approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors.

CLASS ACTION LITIGATION

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

          The consolidated class action complaint was brought against the Parent, certain of the Parent's former and current officers, ABH, certain of ABH's former officers and directors, the four co-lead underwriters of ABH's initial public offering and Deloitte & Touche LLP ("D&T"), the previous outside auditors of the Parent and ABH. The complaint alleges violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Parent's common stock during the class period (May 2, 1996 through and including January 25, 1999) and purchasers of common stock of ABH purchased during the class period (July 15, 1998 through and including February 1, 1999) (the "Plaintiffs").

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

          Under the settlement agreement, the Parent's and ABH's insurance carrier deposited $12.5 million in cash and D&T deposited $2.4 million in cash, both to be held in interest-bearing escrow accounts for the benefit of the classes. Upon consummation of the Plan, in accordance with the separate agreement described below among the Plaintiffs, the Parent and the Equity Committee, the Parent shall deliver to the Plaintiffs 40% of the allocation of the equity reserve (the "Equity Reserve"), which will result in a distribution of 366,159 shares, or approximately 7.7%, of New Common Stock and 248,992 New Warrants, in accordance with the terms of the Plan (see Item 5, "Market Price for the Registrant's Common Equity and Related Stockholder Matters" - "Securities to be issued in connection with the Plan". In order to allow for the foregoing settlement, the Plaintiffs and the Equity Committee had agreed that the Plaintiffs would receive forty percent (40%) of the Equity Reserve, and that the existing common and preferred stockholders of the Parent will receive sixty percent (60%) of the Equity Reserve, but that the Plaintiffs would not share in any recovery of stock, options, or warrants from Morris Weissman, the Parent's former Chairman and Chief Executive Officer.

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

          In February 2002, the Plaintiffs filed an application with the District Court to distribute the settlement proceeds to the Class with the exception of the 40% of the Equity Reserve which will be distributed to the Plaintiffs upon the consummation of the Parent's Plan.

SETTLEMENT BETWEEN THE COMPANY AND ABH

          At the time of the initial public offering of the shares of ABH, the Parent and ABH entered into a separation agreement (the "Separation Agreement"). ABH filed a proof of claim with the Bankruptcy Court in the amount of $47.8 million, based in part upon alleged obligations under the Separation Agreement and liabilities stemming from the alleged inaccurate financial statements filed by ABH. The Parent and ABH entered into a memorandum of understanding whereby both parties will settle their respective claims as follows: (i) the Parent and ABH will release each other from (a) any obligations pursuant to the Separation Agreement and (b) any sums allegedly owing by each of them and their affiliates to the other; (ii) the Parent will be responsible for all income, franchise, or similar tax liabilities of ABH or any person for which ABH is or may be liable, including costs and expenses, for the period January 1, 1990 through July 20, 1998; (iii) ABH will remit to the Parent any franchise or similar tax refunds for the periods prior to July 20, 1998; (iv) ABH and ABN and the Sati Group will exchange mutual releases; (v) ABH will withdraw its proof of claim in the Chapter 11 Proceeding with prejudice; and (vi) ABH shall receive 25,000 shares of the Parent's New Common Stock.

LITIGATION WITH BANK OF LITHUANIA

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

          On September 22, 2000, the Parent and the Bank entered into a settlement agreement (the "Bank Settlement Agreement"), to settle and release one another from all pending claims and counterclaims. Under the Bank Settlement Agreement, the Parent agreed to pay the Bank $2.2 million in accordance with the following payment terms including applicable interest to begin upon the consummation of the Parent's Chapter 11 Plan: (i) $0.3 million to be paid on the Consummation Date; (ii) $0.2 million to be paid six months after the Consummation Date; (iii) $0.5 million to be paid upon the first anniversary of the Consummation Date; (iv) $0.3 million to be paid eighteen months after the Consummation Date; (v) $0.3 million to be paid upon the second anniversary of the Consummation Date; (vi) $0.3 million to be paid thirty months after the Consummation Date and (vii) $0.3 million to be paid upon the third anniversary of the Consummation Date.

          The settlement has been approved by the board of directors of both the Parent and the Bank, by the Bankruptcy Court on October 12, 2000 and by the Arbitral Tribunal in the form of an ICC award by consent on February 14, 2001. The Parent, ABN and the Bank exchanged mutual releases with one another as part of the final settlement, subject to payment of the amounts described above. The Parent recorded in 2000 a liability of $2.2 million on its books in connection with the settlement.

SETTLEMENT AGREEMENT WITH RABBI TRUST PARTICIPANTS

          In 1989, the Parent established a post-retirement welfare benefit trust, commonly known as a "rabbi trust," to pay the post-retirement medical benefits of certain of its former employees (the "Rabbi Trust") pursuant to that certain Trust Agreement (the "Trust Agreement"), dated December 29, 1989, between the Parent (as successor) and The Chase Manhattan Bank, N.A., as successor trustee (the "Rabbi Trust Trustee"). At December 31, 2001 the assets in the Rabbi Trust included marketable securities and cash with a fair market value of approximately $0.8 million. Pursuant to the terms of the Trust Agreement the Rabbi Trust assets are available to the Parent's creditors in the event of a filing by the Company of a petition under the Bankruptcy Code.

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

          Under the order confirming the Plan (the "Confirmation Order"), the parties settled the Adversary Proceeding. Pursuant to the settlement (i) each of the participants in the Rabbi Trust (the "Participants") is required to enroll in Medicare, Blue Cross/Blue Shield, and the health insurance plans offered by the Parent (collectively, the "Medical Plans"), and the Medical Plans are required to be continued without interruption for the benefit of the Participants throughout their lifetimes; (ii) each of the Participants is required to submit to the Medical Plans any claims that qualify as medical care under section 105(b) of the Internal Revenue Code ("Covered Medical Claims"), and to cooperate in the coordination of benefits among the Medical Plans; (iii) the Parent is required to reimburse the Participants for any Covered Medical Claims that remain unreimbursed by each of the Medical Plans; (iv) the Parent paid $20,000 to counsel to the Participants in respect of their court-approved fees and disbursements; (v) if the Parent terminates any of the Medical Plans (other than Blue Cross/Blue Shield), it is required to replace the plan with a health insurance plan with comparable benefits; (vi) if substantially all of the current executive level employees of the Parent cease to be employed by the Company and are employed by an affiliate, the Parent or its successor is required to permit the Participants to participate in any health insurance plans in which such executives participate; (vii) the corpus of the Rabbi Trust is to be turned over to the Parent, net of the Rabbi Trustee's compensation, fees and expenses, following (a) the receipt by the Parent and the Rabbi Trust Trustee of satisfactory written release agreements and (b) entry of the Confirmation Order; and (viii) each of the Participants, and any former participant of the Rabbi Trust is enjoined from commencing any suit, action, demand, or proceeding arising out of or in connection with the Rabbi Trust of any kind whatsoever, arising at any point in time. Because one of the releases referred to in clause
(vii)(a) above has not yet been delivered, the corpus of the Rabbi Trust has not yet been turned over to the Parent. The property held in the Rabbi Trust is needed to fund administrative and other costs of the Plan.

SETTLEMENT WITH PARENT'S FORMER CHIEF FINANCIAL OFFICER

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

UNITED STATES BANKNOTE DERIVATIVE LITIGATION

          In January 1994, Atencio v. Weissman, et al., was filed in the Court of Chancery for the State of Delaware, New Castle County, against various former officers and directors of the Parent, on behalf of a putative class of shareholders and derivatively on behalf of the Parent. In February 1994, Rosenberg v. Weissman, et al., was filed in the same court against the same defendants derivatively on behalf of the Parent. The cases have been consolidated under the caption In re United States Banknote Derivative Litigation. The operative complaint in the consolidated action asserts claims for breach of fiduciary duty and alleges among other things, the sale of the Parent's common stock by certain defendants while in the possession of material non-public information. The claims against the officer defendants subsequently were dismissed. The Parent's insurer has paid the costs of defending such action on behalf of the individual defendants under a reservation of rights. The consolidated action has been stayed for various reasons by the state court since March of 1995. In February 2002, the case was voluntarily dismissed by the plaintiff without prejudice.

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

 NOTE S - Unaudited Quarterly Results of Operations - (Unaudited amounts in thousands, except per share data)


                                                                YEAR END DECEMBER 31, 2001

                                                             FIRST         SECOND        THIRD        FOURTH
                                                            QUARTER        QUARTER       QUARTER      QUARTER
                                                          -----------    ----------      ---------    ---------
    Continuing Operations
    Sales                                                  $ 58,087       $ 52,008       $ 52,963    $ 57,907
    Cost of goods sold                                       43,409         40,190         38,412      42,381
    Loss from continuing operations (a)                      (2,031)        (5,033)          (221)      1,831
    Net income (loss)                                        (2,031)        (5,033)          (221)      1,831
    Net income (loss) per share - Basic and Diluted
    Continuing operations                                  $  (0.07)       $ (0.19)       $ (0.01)     $ 0.07
                                                          -----------    ----------      ---------    ---------
    Net income (loss) per share                            $  (0.07)       $ (0.19)       $ (0.01)     $ 0.07
                                                          ===========    ==========      =========    =========



                                                                     YEAR END DECEMBER 31, 2000
                                                               FIRST         SECOND         THIRD         FOURTH
                                                              QUARTER        QUARTER        QUARTER       QUARTER
                                                            -----------    ----------    ------------   -----------
    Continuing Operations
    Sales                                                    $ 69,493       $ 67,640      $ 63,125       $ 59,681
    Cost of goods sold                                         51,568         49,176        47,228         43,692
    Loss from continuing operations (a)                          (141)          (353)       (2,452)       (15,652)
    Discontinued Operations (b)                                   640            349            95            648
    Net income (loss)                                             499             (4)       (2,357)       (15,004)
    Net income (loss) per share - Basic and Diluted
    Continuing operations                                    $      -        $ (0.02)      $ (0.09)       $ (0.57)
    Discontinued Operations                                      0.02           0.02             -           0.02
                                                            -----------    ----------    ------------   -----------
    Net income (loss) per share                              $   0.02        $     -       $ (0.09)       $ (0.55)
                                                            ===========    ==========    ============   ===========


(a) Includes goodwill and asset impairment write offs in the second and third quarter of 2001 of $1.9 million, and $0.6 million, respectively and $13.6 million in the fourth quarter of 2000.

(b) Discontinued operations include the operations of a subsidiary sold and the gain on its sale of $0.6 million, in the fourth quarter.

NOTE T - Subsequent Events

     AUSTRALIA RESTRUCTURING

          In the first quarter of 2002, LM announced to its employees and customers a restructuring program for the purpose of consolidating its manufacturing operations. In the initial stage of the program, it is anticipated that approximately 80 employees will be terminated at one of its current check printing facilities, which will be significantly downsized. This will result in an estimated provision for costs of approximately $1.6 million during the first half of 2002. It is contemplated that further action in connection with the program will take place over the course of 2002, including but not limited to additional hirings that may be required as a result of consolidating most of LM's check printing operations to a centralized location. Based upon current estimates, LM's management believes that the cost resulting from the initial stage of the program will be recovered within one year from its execution. The Company is presently reviewing the effects of the above program in order to quantify and measure the total cost to be recorded in 2002, and to better estimate the total annual cost savings to be achieved on an ongoing basis. In order to accomplish this program, LM is seeking short term bank financing whereby the repayment will be fully secured by the savings achieved as well as identifying alternative methods for internally funding the restructuring program.

NOTE U - Commitments and Contingencies

     OPERATING LEASE COMMITMENTS

          The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index. Net rental expense for the years ended December 31, 2001 and 2000 was $16.7 million and $21.1 million, respectively. At December 31, 2001, future minimum lease payments under non-cancelable operating leases are as follows: $8.5 million in 2002; $3.6 million in 2003; $1.9 million in 2004; $0.2 million in 2005; $0.2 million in 2006 and $0.1 million thereafter.


CONDENSED FINANCIAL INFORMATION OF REGISTRANT               SCHEDULE I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY BALANCE SHEET
(Dollars in thousands)

                                                             December 31,
                                                             ------------
                                                           2001       2000
                                                        ---------   --------
    ASSETS
    Current assets
    Cash and cash equivalent                             $ 1,762    $ 3,555
    Prepaid expenses and other receivables                   132        181
                                                        ---------   --------
                Total current assets                       1,894      3,736

    Receivables from subsidiaries, net                     3,834      5,557
    Investments in subsidiaries, at equity                44,892     49,365
                                                        ---------   --------
                                                          48,726     54,922

    Furniture and equipment, at cost                         151        101
    Less accumulated depreciation                           (101)       (78)
                                                        ---------   --------
                                                              50         23

    Other assets and deferred charges
    Deferred pension expense                               1,224      1,354
    Restricted cash and securities                           797        743
    Deferred debt expense                                    174        526
    Other                                                    596        681
                                                        ---------  ---------
                                                           2,791      3,304
                                                        ---------  ---------
                                                        $ 53,461   $ 61,985
                                                        =========  =========


   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                     SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY BALANCE SHEET
(Dollars in thousands)


                                                                           December 31,
                                                                           ------------
                                                                          2001        2000
    LIABILITIES AND STOCKHOLDERS' DEFICIT                              ----------  ---------
    Prepetition liabilities subject to compromise - Note M
    Corporate debt                                                     $ 163,178   $ 163,151
    Accrued interest on corporate debt                                    31,230      22,981
    Other current liabilities                                             15,032      17,075
                                                                       ----------  ----------
                Total pre-petition liabilities                           209,440     203,207

    Post-petition liabilities                                                 79       1,025
    Administrative fees                                                    1,797       1,676
                                                                       ----------  ----------
    Other                                                                  1,876       2,701
                Total post-petition liabilities

    Other long-term liabilities not subject to compromise                     73          82

    Deferred tax liability - eliminated in consolidation against
    domestic subsidiary's deferred tax assets                              3,605       4,615
                                                                       ----------  ----------
                                                                         214,994     210,605

    Commitments and Contingencies - Note B and R

    Stockholders' deficit
    Preferred Stock, authorized 2,500,000 shares,
    no shares issued or outstanding
    Preferred Stock Series B, par value $.01 per share, authorized
    2,500,000 shares; issued and outstanding 2,404,895 shares                 24          24
    Common Stock, par value $.01 per share, authorized
    50,000,000 shares; issued 27,812,281 shares                              278         278
    Capital surplus                                                       82,525      82,525
    Retained deficit                                                    (197,337)   (191,883)
    Treasury stock, at cost (2,723,051 shares)                            (1,285)     (1,285)
    Accumulated other comprehensive loss                                 (45,738)    (38,279)
                                                                       ----------  ----------
                Total stockholders' deficit                             (161,533)   (148,620)
                                                                       ----------  ----------
                                                                        $ 53,461    $ 61,985
                                                                       ==========  ==========


   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                     SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in thousands)







                                                                              Years Ended December 31
                                                                              -----------------------
                                                                                2001           2000
    Administrative and other expenses                                         ----------     ---------
    Corporate office expenses                                                  $ 4,446        $ 6,780
    Depreciation and amortization                                                   13             34
    Interest expense                                                             8,006          8,107
    Gain on sale of asset                                                            -            (48)
    Other income, net                                                             (199)           (71)
                                                                              ----------     ---------
                                                                                12,266         14,802

    Reorganization costs                                                           127          2,740
                                                                              ----------     ---------
    Loss before taxes and equity in earnings of subsidiaries                   (12,393)       (17,542)

    Taxes
    State and local                                                                 60             70
    Deferred state and local                                                    (1,182)
    Foreign (foreign withholding taxes on dividends)                               366            698
    Deferred federal (eliminated in consolidation against domestic
    subsidiary's deferred provision)                                            (1,010)          (634)
                                                                              ----------     ---------
                                                                                (1,766)           134

    Loss before equity in earnings of subsidiaries                             (10,627)       (17,676)

    Equity in earnings of subsidiaries, net                                      5,173            810
                                                                              ----------    ----------
    NET LOSS                                                                  $ (5,454)     $ (16,866)
                                                                              ==========    ==========


   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                      SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                           Years Ended December 31,
                                                                          ------------------------
                                                                              2001           2000
                                                                           ----------    -----------
    Operating Activities
    Net loss                                                                  (5,454)     $ (16,866)
    Adjustments to reconcile loss to net cash (used in) provided by operating activities:
    Equity in earnings of subsidiaries                                        (5,175)          (810)
    Dividends from subsidiaries                                                5,024         11,823
    Deferred taxes                                                            (2,871)          (634)
    Amortization of deferred compensation                                                       374
    Amortization of deferred debt expense                                        352            315
    Depreciation and amortization                                                 23             34
    Gain on sale of assets                                                                      (48)
    Other                                                                          5            (22)
    Changes in operating assets and liabilities
    Prepaid expenses and other receivables                                       401            611
    Receivables                                                                    5           (267)
    Pre-petition liabilities subject to compromise                             7,884          5,924
    Post-petition liabilities                                                   (662)         2,503
                                                                           ----------    -----------
    Net cash (used in) provided by operating activities                         (468)         2,937

    Investing Activities
        Investment in subsidiary                                              (1,275)             -
    Capital expenditures                                                         (50)            (8)
    Proceeds from sale of assets                                                   -            375
                                                                           ----------    -----------
    Net cash (used in) provided by investing activities                       (1,325)           367
                                                                           ----------    -----------

    Increase (decrease) in cash and cash equivalents                          (1,793)         3,304

    Cash and cash equivalents - beginning of year                              3,555            251
                                                                           ----------    -----------
    Cash and cash equivalents - end of year                                  $ 1,762      $   3,555
                                                                           ==========    ===========
    Supplemental cash payments:
    Taxes (principally foreign withholding taxes on dividends)               $   400      $     800
    Reorganization items                                                       1,050          1,900



   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SCHEDULE  II
AMERICAN BANKNOTE CORPORATION
YEARS ENDED DECEMBER 31, 2001 and 2000

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)


COLUMN A                                      COLUMN B          COLUMN C           COLUMN D               COLUMN E
                                                                ADDITIONS
                                             BALANCE AT        CHARGED TO
                                            BEGINNING OF        COSTS AND                                BALANCE AT
DESCRIPTION                                    PERIOD           EXPENSES         (DEDUCTIONS)          END OF PERIOD
----------------------------------------    --------------    --------------    ---------------        ---------------
Doubtful accounts allowance
Year Ended December 31, 2000                  $1,446             $ 636             $(404)  (a)            $1,554
                                                                                    (124)  (b)
Year Ended December 31, 2001                  $1,554             $  37             $   -                  $1,591

Inventory valuation allowance
Year Ended December 31, 2000                  $2,553             $ 235             $(419)  (c)            $2,037
                                                                                    (332)  (b)
Year Ended December 31, 2001                  $2,037             $   -             $(810)  (c)            $  968
                                                                                   $(259)  (b)


(a)  Uncollectible accounts written off, net of recoveries
(b)  Changes in exchange rates
(c)  Inventory charged against allowance

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on April 1, 2002.


                                          AMERICAN BANKNOTE CORPORATION


                                          By:  /s/ STEVEN G. SINGER
                                               -------------------------------
                                              Steven G. Singer
                                              Chief Executive Officer



                                          By:  /s/ PATRICK J. GENTILE
                                               -------------------------------
                                              Patrick J. Gentile
                                              Executive Vice President and
                                              Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                    DATE
---------                     -----                                    ----

/s/  STEVEN G. SINGER       Chief Executive Officer and Chairman   April 1, 2002
--------------------------  (Principal Executive Officer)
Steven G. Singer

/s/ C. GERALD GOLDSMITH       Chairman EMERITUS and Director       April 1, 2002
--------------------------
C. Gerald Goldsmith

/s/ SIDNEY LEVY               Director                             April 1, 2002
--------------------------
Sidney Levy

/s/ RAYMOND L. STEELE         Director                             April 1, 2002
--------------------------
Raymond L. Steele

/s/ STEVEN A. VAN DYKE        Director                             April 1, 2002
--------------------------
/s/ Steven A. Van Dyke

                                  EXHIBIT INDEX
EXHIBIT
NUMBER       DESCRIPTION

2.1 Third Amended Reorganization Plan of the Parent dated November 3, 2000 and Plan Supplements are incorporated herein by reference to Exhibit 2.1 to the Parent's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

2.2 Findings of Fact and Conclusions of Law Relating to, and Order Under 11 U.S.C. s. 1129(a) and (b) Confirming, the Third Amended Reorganization Plan of the Parent Under Chapter 11 of the Bankruptcy Code dated November 3, 2000 is incorporated herein by reference to Exhibit 2.2 to the 2000 10-K.

2.3 Disclosure Statement with Respect to Second Amended Reorganization Plan of the Parent dated September 12, 2000 is incorporated herein by reference to Exhibit 2.3 to the 2000 10-K.

3.1 Certificate of Incorporation of the Parent including Amendment No. 1 thereto is incorporated herein by reference to Exhibit 3.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "June 30, 1995 10-Q").

3.2 Form of Amended and Restated Certificate of Incorporation of the Parent, to be adopted pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit 3.2 to the 2000 10-K.

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

3.6 Form of Restated By-Laws of the Parent, to be adopted pursuant to the Parent's Third Amended Reorganization Plan is incorporated herein by reference to Exhibit 3.6 to the 2000 10-K.

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

4.9 Pledged Share Amendment dated as of August 15, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
        4.9 to the 1997 10-K.

4.10 Pledged Share Amendment dated as of August 27, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
        4.10 to the 1997 10-K.

4.11 Pledged Share Amendment dated as of December 1, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
        4.11 to the 1997 10-K.

4.12 Pledged Share Amendment dated as of December 11, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
        4.12 to the 1997 10-K.

4.13 Pledged Share Amendment dated as of December 23, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due June 1, 2002 is incorporated herein by reference to Exhibit
        4.13 to the 1997 10-K.

4.14 Form of Second Supplemental Indenture between the Parent and HSBC Bank USA, in its capacity as Successor Trustee, to be entered into pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit K to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

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

4.17 Indenture for the 111/4% Senior Subordinated Notes due 2007, Series A (the "Old Notes") and 111/4% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes"), dated as of December 12, 1997 among the Parent, the Guarantors (the Guarantors under the Indenture were American Bank Note Company, ABN Securities Systems, Inc., Horsham Holding Company, Inc., American Bank Note Holographics, Inc., American Banknote Card Services, Inc., American Banknote Merchant Services, Inc., ABN Investments, Inc., ABN Equities Inc., American Banknote Australasia Holdings, Inc., ABN Government Services, Inc., USBC Capital Corp. and ABN CBA, Inc.) and The Bank of New York, as trustee is incorporated herein by reference to Exhibit 4.1 to the January 12, 1998 Form S-4.

4.18 Forms of Guarantee (included in Exhibit 4.16) are incorporated herein by reference to Exhibit 4.4 to the January 12, 1998 Form S-4.

4.19 Zero Coupon Convertible Subordinated Debenture dated July 24, 1997 is incorporated herein by reference to Exhibit 2.1 to the June 30, 1997 10-Q.

4.20 Securities Purchase Agreement by and among American Banknote Corporation, RGC International Investors, dated as of July 24, 1997 is incorporated herein by reference to Exhibit 4.27 to the 1997 10-K.

4.21 Forms of Warrant to purchase 140,00 shares and 75,000 shares of common stock of American Banknote Corporation, dated as of July 24, 1997 is incorporated herein by reference to Exhibit 4.28 to the 1997 10-K.

4.22 Securities Purchase Agreement by and among the Parent, RGC International Investors, LDC and Halifax Fund, L.P., dated as of November 25, 1997 is incorporated herein by reference to Exhibit 10.1 to the December 10, 1997 Form 8-K.

4.23 Form of Zero Coupon Convertible Subordinated Debenture, Form of Warrant to purchase 150,000 shares of common stock of the Parent and the Registration Rights Agreement by and among the Parent, RGC International Investors, LDC and Halifax Fund, L.P., dated November 25, 1997 is incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 to the December 10, 1997 Form 8-K.

4.24 Registration Rights Agreement entered into as of July 30, 1998, between the Parent and Bay Harbour Management, L.c., for its Managed Accounts is incorporated herein by reference to Exhibit 4.2 to the September 30, 1998 10-Q.

4.25 Form of Registration Rights Agreement by and among the Parent and the Holders of Registerable Securities, to be entered into pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit N to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

4.26 Rights Offering Procedures pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit C to the Third Amended Reorganization Plan of the Parent, filed as Exhibit
        2.1 to the 2000 10-K.

10.1 Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Parent, American Bank Note Company and Morris Weissman is incorporated herein by reference to Exhibit 10.1 to the Parent's Annual Report on From 10-K (as amended) for the year ended December 31, 1993 (the "1993 10-K").

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

10.4 Settlement Agreement dated as of October 30, 2000 between the Parent and John T. Gorman is incorporated herein by reference to Exhibit 10.4 to the 2000 10-K.

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

10.17 Amended and Restated Senior Debt Facility Agreement dated June 26, 2001 between American Banknote Corporation, American Banknote Australasia Holdings, Inc., and Chase Securities Australasia Limited, as Agent and Security Trustee, is incorporated herein by reference to Exhibit 10.18 to the 2000 10-K.

10.18 Amending and Restatement Deed (Senior Debt Facility) dated June 2001 between ABN Australasia Limited, ABN Australasia Holdings Pty Ltd, American Banknote Pacific Pty Ltd., American Banknote Australasia PTY Ltd, Leigh-Mardon Payment Systems Pty Limited and American Banknote New Zealand Limited and Chase Securities Australasia Limited, as Agent and Security Trustee, is incorporated herein by reference to Exhibit 10.19 to the 2000 10-K.

10.19 Shareholders Agreement dated June 2001 between American Banknote Australasia Holdings, Inc., Chase Securities Australasia Limited, as Security Trustee for the Participants and ABN Australasia Limited is incorporated herein by reference to Exhibit 10.20 to the 2000 10-K.

10.20 Banco Bradesco S.A. and American Bank Note Company Grafacia e Servicos Ltda agreements as follows: Supply Agreement For Continuous And Plain Forms, Promotional Printings, Spools And Envelopes Agreement No. 001978 dated 04/03/00; Agreement For The Rendering of Printing Services Agreement No. 001979 dated 03/01/00 (portions omitted pursuant to a request for confidential treatment); and Contract To Furnish Assets, Render Services And Other Agreements Agreement No. 001989 dated 04/03/00, are incorporated herein by reference to Exhibit 10.22 to the 2000 10-K.

10.21 Form of Separation Agreement by and between the Parent and American Bank Note Holographics, Inc. is incorporated herein by reference to Exhibit
        10.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 10-Q").

10.22 American Bank Note Holographics, Inc. Form of Underwriting Agreement dated June 1998 is incorporated herein by reference to Exhibit 10.2 to the June 30, 1998 10-Q.

10.23 Post-Retirement Welfare Benefit Trust made and entered into as of December 29, 1989 by International Banknote Company, Inc. and Mr. Edward
        H. Weitzen and Mr. Eugene Jonas (Trustees) is incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.24 Settlement Agreement dated as of September 22, 2000 by and between the Parent and Lietuvos Bankas is incorporated by reference to Exhibit 10.26 to the 2000 10-K.

10.25 Consulting, Non-Competition and Termination Agreement, dated as of March 13, 2000 by and between the Parent and Morris Weissman, is incorporated herein by reference to Exhibit B to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

10.26 Form of Warrant Agreement by and between the Parent and Warrant Agent, is incorporated herein by reference to Exhibit H to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

10.27 Form of Settlement Agreement dated as of October ___, 2000 between the Parent and American Bank Note Holographics, Inc., is incorporated herein by reference to Exhibit M to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K

10.28 Form of Settlement Agreement dated as of October 24, 2000 between the Parent, American Bank Note Holographics, Inc. and the Parties to the ABN and ABNH Securities Actions is incorporated herein by reference to Exhibit O to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

10.29 The Parent's 2000 Management Incentive Plan, adopted pursuant to the Parent's Third Amended Reorganization Plan, is incorporated herein by reference to Exhibit I to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

10.30 Employment Agreement entered into as of the 1st day of December, 2000 by and between the Parent and Steven G. Singer is incorporated herein by reference to Exhibit 10.32 to the 2000 10-K.

10.31 Consulting Agreement entered into as of the 1st day of February, 2001 by and between the Parent and Gary A. Singer is incorporated herein by reference to Exhibit 10.33 to the 2000 10-K.

10.32 Letter Agreement dated January 29, 1999 by and between the Parent and Patrick Gentile is incorporated herein by reference to Exhibit to 10.34 to the 2000 10-K.

10.33 Letter Agreement dated November 13, 2000 by and between the Parent and Patrick Gentile is incorporated herein by reference to Exhibit to 10.35 to the 2000 10-K.

10.34 Employment Agreement dated December 1998 by and between the American Bank Note Company Grafica e Servicos Ltda and Sidney Levy is incorporated herein by reference to Exhibit 10.36 to the 2000 10-K.

10.35 Consulting Agreement dated December 1998 by and between the Parent and Sidney Levy is incorporated herein by reference to Exhibit 10.37 to the 2000 10-K.

10.36 Stock Purchase and Sale Agreement dated the 9th day of January 2001 by and between the Parent and Sidney Levy is incorporated herein by reference to Exhibit 10.38 to the 2000 10-K.

10.37 Form of Consultant Option Agreement, dated as of October ___, 2000, by and between the Parent and Morris Weissman, is incorporated herein by reference to Exhibit J to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

10.38 Agreement between ABNB and Mr. Sidney Levy, dated December 12, 2001, regarding payment of bonus to Mr. Levy upon sale of ABNB shares by the Parent is incorporated herein by reference to Exhibit 10.3 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.39* The Parent's 2002 Management Incentive Plan adopted by the Compensation Committee on March 4, 2002.

10.40* The Parent's Equity and Cash Improvement Program adopted by the Compensation Committee on March 4, 2000.

16.1 Letter of Deloitte & Touche LLP dated January 18, 2000 is incorporated herein by reference to Exhibit 16.1 to the Parent's Current Report on Form 8-K dated December 30, 1999, as amended.

16.2 Letter of Ernst & Young LLP dated April 6, 2001 is incorporated herein by reference to Exhibit 16.1 to the Parent's Current Report on Form 8-K dated April 5, 2001.

21.1    Subsidiaries of the Registrant is incorporated herein by reference to
        Exhibit 21.1 to the 2000 10-K.

99.1 Memorandum of Understanding Among the Parent, American Bank Note Holographics, Inc. and Parties to the ABN and ABNH Securities Actions, is incorporated herein by reference to Exhibit D to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

99.2 Memorandum of Understanding Between Plaintiffs in the ABN and ABNH Securities Actions and the Equity Committee, is incorporated herein by reference to Exhibit E to the Third Amended Reorganization Plan of the Parent, filed as Exhibit 2.1 to the 2000 10-K.

99.3 Court order dated July 20, 2001, approving settlement with the United States Securities and Exchange Commission, Plaintiff versus and American Banknote Corporation, Defendant. Final Judgment as to Defendant American Banknote Corporation is incorporated herein by reference to Exhibit 99.3 to the 2000 10-K.

*      Filed herewith