Form 10-K/A
period 2001-12-31
AMERICAN BANKNOTE CORP
filed 2002-04-30
CIK 51124

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 1-3410

AMERICAN BANKNOTE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-0460520 (I.R.S. Employer Identification No.)

560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (201) 568-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, par value $.01 per share	Name of exchange on which registered OTC-BB

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

Documents Incorporated by Reference:
          None.

          All capitalized terms used but not defined herein shall have the meanings set forth in the Registrant's Annual Report on Form 10-K, dated April 1, 2002, for the year ended December 31, 2001.

          The Registrant hereby amends its Annual Report on Form 10-K, dated April 1, 2002, for the year ended December 31, 2001 by adding the following Part III disclosure thereto.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          The following table sets forth certain information regarding the current executive officers and directors of the Parent. All officers serve at the discretion of the Board of Directors.

Name	Age	Officer/Director Since	Position

Steven G. Singer	41	November 2000	Chairman of the Board and Chief Executive Officer

C. Gerald Goldsmith	74	December 1990	Chairman Emeritus and Director

Sidney Levy	45	June 1998	Director

Raymond L. Steele	68	March 2001	Director

Steven A. Van Dyke	42	July 2001	Director

Patrick J. Gentile	43	June 1995	Executive Vice President and Chief Financial Officer

Patrick D. Reddy	60	July 1990	Senior Vice President and Secretary

Elaine Lazaridis	39	October 2001	Corporate Secretary & Chief Administrative Officer

           Steven G. Singer has served as Chairman of the Board and Chief Executive Officer and as a Director of the Parent since November 2000. From 1995 through 2000, Mr. Singer served as Executive Vice President and Chief Operating Officer of Romulus Holdings, Inc., a family owned investment fund, and as Chairman and Chief Executive Officer of Pure 1 Systems, a manufacturer and distributor of water treatment products. Mr. Singer also currently serves as a director of Anacomp, Inc. and Globix Corporation, both publicly traded companies.

          C. Gerald Goldsmith has been an independent investor and financial advisor since 1976. He has served as a director of Palm Beach National Bank and Trust since 1991, Innkeepers USA Trust since 1996, and Plymouth Rubber Company, Inc. since 1998. He has served as Chairman of the Board of Property Corp. International, a private real estate investment company, since 1996, and has previously served as a director of several other banks and New York Stock Exchange listed companies and various philanthropic organizations.

          Sidney Levy has served as Director of the Parent since June 1998 and has served as President of ABNB since February 1994. Prior to joining ABNB in 1994, Mr. Levy was employed as Managing Director of De La Rue Lerchundi in Spain since 1991 and prior thereto was employed by Thomas De La Rue Grafica e Servicos Ltda. in Brazil, serving in various management capacities.

           Raymond L. Steele has served as a Director of the Parent since March 2001. Mr. Steele has served as a director of Modernfold, Inc. since 1991, I.C.H. Corporation since 1998, and DualStar Technologies Corporation since 1998. He has previously served as a director of Video Services Corp., Orion Pictures Corporation and Emerson Radio Corp.

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

          Patrick J. Gentile has served as Executive Vice President and Chief Financial Officer since October 2001, as Senior Vice President Finance and Chief Accounting Officer from September 1998 to October 2001, as Vice President and Comptroller from June 1995 to September 1998, and as Comptroller from 1989 to June 1995. Mr. Gentile also served as Assistant Comptroller of a predecessor of the Parent from 1986 to 1989.

          Patrick D. Reddy has served as Senior Vice President, Treasurer and Assistant Secretary since October 2001, as Vice President and Secretary from January 2001 to October 2001, and as Vice President and Assistant Secretary from July 1990 to January 2001. He was also Treasurer from February 1990 through July 1990. Mr. Reddy held many positions with a predecessor of the Parent since 1969, including Vice President, Treasurer, Secretary and Comptroller.

          Elaine Lazaridis has served as Corporate Secretary and Chief Administrative Officer since October 2001. From 1984 to 2001, she served as the Vice President and Secretary of Romulus Holdings, Inc., a private investment fund. Previously she has served as the Director of Human Resources for First Pacific Networks, a telephone apparatus provider, and as Director of Administration for the Cooper Companies, Inc., a supplier of diversified healthcare products and services.

Each of the directors had been approved by the Bankruptcy Court to serve on the Board of Directors following consummation of the Plan. At the request of the other members of the Board of Directors, Messrs. Singer, Steele and Van Dyke agreed to join the Board of Directors prior to consummation in order to insure proper corporate governance during the Company's protracted bankruptcy process. Effective upon consummation of the Plan, the Parent intends to increase its Board of Directors by two additional outside directors, thereby bringing the post-consummation Board of Directors to seven members.

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

          Based solely on a review of the copies of such reports furnished to the Parent, or written representations that no Form 5 was required, the Parent believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2001 with the following exceptions:

(1)	In August 2001, Patrick D. Reddy filed his initial statement of beneficial ownership on Form 3 late.

(2)	In August 2001, Steven A. Van Dyke filed his initial statement of beneficial ownership on Form 3 late.

(3)	In August 2001, Raymond L. Steele filed his initial statement of beneficial ownership on Form 3 late.

(4)	In March 2002, Elaine Lazaridis filed her initial statement of beneficial ownership on Form 5 late.

Item 11. Executive Compensation.

Compensation of Executive Officers

          The table below contains information about the annual and long-term compensation for services rendered in all capacities for the last three (3) fiscal years for the named executive officers.

                                            Summary Compensation Table

                            Annual Compensation                 Long-Term Compensation Awards
                            -------------------                 -----------------------------
                                                                                                        All Other
                                                                                                      Compensation
                                                                                                       ($) (2) (3)
                                                     Other Annual   Restricted   Options      LTIP      (4) (5)
Name and Principal            Salary      Bonus      Compensation     Stock       /SARs     Payouts
     Position        Year      ($)         ($)         ($) (1)       Award(s)      (#)        ($)
        (a)           (b)      (c)         (d)           (e)           (f)         (g)        (h)

Steven G. Singer     2001     357,516    243,750(7)    12,875(8)        -           -           -         3,778
Chairman and         2000      15,000          -            -           -           -           -       150,000
Chief Executive      1999           -          -            -           -           -           -           -
Officer

Sidney Levy          2001     201,550    274,659      169,410(6)        -           -           -           -
Director and         2000     265,239    293,083      167,417(6)        -           -           -           -
President            1999     234,547    304,731      150,910(6)        -                       -           -
Of ABNB

Patrick J. Gentile   2001     222,361    123,750(7)    22,699(9)        -           -           -         6,324
Executive Vice       2000     190,835     75,000            -           -           -           -       127,043
President -          1999     180,833    100,000            -           -           -           -         3,627
Finance and Chief
Financial Officer

Patrick D. Reddy     2001     151,880     37,500(7)         -           -           -           -         6,496
Senior Vice          2000     135,000          -            -           -           -           -        51,769
President            1999     135,000     25,000            -           -           -           -         3,427
and Treasurer
(1)	With the exception of Mr. Levy, the value of each of the named executive officer's perquisites did not exceed the threshold for disclosure established under Regulation S-K.

(2)	Amounts shown for 2001 include (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Singer ($3,708), Mr. Gentile ($6,219) and Mr. Reddy ($6,259) and (ii) allocable costs of life insurance for Mr. Singer ($70), Mr. Gentile ($105) and Mr. Reddy ($237).

(3)	Amounts shown for 2000 include awards in connection with services performed during 2000, in connection with bankruptcy proceedings to Mr. Singer ($150,000), Mr. Gentile ($125,000) and Mr. Reddy ($50,000). Awards are payable over 36 months beginning in January 2001.

(4)	Amounts shown for 2000 include: (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Gentile ($1,600) and Mr. Reddy ($1,368) and (ii) allocable costs of life insurance for Mr. Gentile ($443) and Mr. Reddy ($401).

(5)	Amounts shown for 1999 include: (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Gentile ($3,200) and Mr. Reddy ($3,026) and (ii) allocable costs of life insurance for Mr. Gentile ($427) and Mr. Reddy ($401).

(6)	Amounts payable to Mr. Levy include: (i) payments of $96,000, per year in 2001, 2000 and 1999 respectively, pursuant to his Consulting Agreement with the Parent and (ii) reimbursement of Mr. Levy's annual school and apartment allowances of $73,410 in 2001, $71,417 in 2000 and $54,910 in 1999.

(7)	Bonuses payable to Messrs Singer, Gentile and Reddy, pursuant to a 2001 incentive bonus program, approved by the Compensation Committee, and based upon objective performance criteria. The calculations of the bonus pursuant to such programs were reviewed and approved by the Compensation Committee in March, 2002 and were paid in March 2002.

(8)	Amounts shown in 2001 represents Mr. Singer's compensation for services rendered as a non-employee director of Leigh-Mardon, the Parent's Australian subsidiary.

(9)	Represents the first installment on the loan forgiven by the Parent to Mr. Gentile pursuant to his employment arrangement (see Item 13, "Loan to Executive Officers").

Option/SAR Grants/Exercises In The Last Fiscal Year

          No stock options or SARS were granted to or exercised by the named executive officers during 2001. The following table sets forth for each of the named executive officers: (a) the number of shares of Common Stock acquired upon the exercise of options during 2001; (b) the value realized from options exercised during 2001; (c) the number of options held as of December 31, 2001, both exercisable and unexercisable; and (d) the value of such options as of that date.

                              Aggregated Option/SAR Exercises In Last Fiscal Year And
                                             FY-End Option/SAR Values

                                                          Number of
                         Shares                     Securities Underlying           Value of Unexercised
                       Acquired on     Value     Unexercised Options/SARs at    In-the-Money Options/SARs at
                        Exercise     Realized        Fiscal Year End (#)             Fiscal Year End ($)
Name                       (#)          ($)       Exercisable  Unexercisable    Exercisable    Unexercisable
--------------------       ---          ---          ---            ---             ---             ---

Steven G. Singer
Sidney Levy                ---          ---        244,000          ---             ---             ---
Patrick J. Gentile         ---          ---        101,500          ---             ---             ---
Patrick D. Reddy           ---          ---         27,200          ---             ---             ---

All options to purchase securities of the Parent issued pursuant to any option plan existing prior to commencement of the Parent's Chapter 11 Proceeding will be cancelled upon consummation of the Plan.

Long Term Incentive Plans Awards In Last Fiscal Year

          No LTIP awards were made to any of the named executive officers in the Summary Compensation Table.

          In March 2002, the Compensation Committee adopted a long term management incentive program called the Equity and Cash Improvement Program, ("ECIP"). The purpose of the ECIP is to more closely align the interests of certain executive officers, the Parent's local management team and certain consultants with those of ABN's stakeholders. Under the ECIP, objective bonus criteria has been established based upon specific calculable performance targets within four categories of transactions: (a) acquisitions, mergers or joint ventures requiring little cash investment; (b) sale of assets or subsidiaries; (c) equity creation by debt buy-in and (d) equity investment.

          The Compensation Committee has identified the above transactions for the purpose of establishing three priorities following the Company's reorganization: (1) operating, maintaining and managing returns from the Parent's existing business units; (2) generating substantial cash for the purpose of reducing the principal amount of its public and subsidiary level indebtedness; and (3) realizing long-term value for all stakeholders through strategic transactions that do not require significant cash investment.

Employment Agreements

          Mr. Steven G. Singer was appointed Chief Executive Officer and Chairman of the Board of Directors on November 21, 2000, and serves pursuant to an employment agreement with the Parent with an initial term ending on April 1, 2004. Initially, in November 2000, the Parent's agreement with Mr. Singer provided for a base rate of $180,000 per annum and did not require his services full time. During early 2001, it was determined that Mr. Singer's services were required full time, and an employment agreement was entered into as of April 1, 2001, with an initial base salary of $390,000 per annum. Mr. Singer's employment agreement is subject to automatic two-year extensions, unless advance notice of non-renewal is given. The agreement provides for his engagement as Chairman of the Board and Chief Executive Officer of the Parent and each of its major operating subsidiaries.

          In the event Mr. Singer's employment with the Parent is terminated or not renewed by the Parent other than for cause or is terminated by Mr. Singer for "good reason" (as defined in the agreement), Mr. Singer is entitled to receive a lump sum payment equal to three years of the base salary in effect on the date of termination, and the continuation of medical, dental, life and other insurance coverage called for in the agreement for a period of three years. In addition, all stock options that may be issued to Mr. Singer will become vested and exercisable. The agreement also provides that each year, the Compensation Committee of the Board of Directors shall establish a bonus plan based on achievement of specified performance targets. The target bonus amount is 50% of base salary, based upon 100% achievement of the performance targets established, but the bonus plan includes provision for payment of a range of bonus amounts, both above (up to 75% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and requires, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Singer for 2002 remains unchanged from 2001.

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

          Mr. Sidney Levy serves pursuant to an employment agreement with the American Bank Note Company Grafica e Servicos Ltda, the Parent's 77.5% owned Brazilian subsidiary. The term of the agreement, as amended, ends on January 1, 2004, and is not subject to automatic renewal provisions. The agreement provides for his engagement as President and General Manager of ABNB and a base salary determined in local currency and adjusted for inflation. The US dollar equivalent for the year ended December 31, 2001 was approximately $202,000. In addition, for 1999 and 2000, Mr. Levy participated in a target bonus plan at ABNB pursuant to which he became eligible for a performance bonus based upon criteria established by the Parent. In the event his current employment agreement is not renewed, Mr. Levy will be entitled to enter into a two-year consulting agreement with ABNB at an annual rate not lower than one half of his annual base salary. In the event Mr. Levy's employment is terminated other than for cause, or is terminated by Mr. Levy for "good reason" or a "change in control" (as defined in the agreement), then he will be entitled to receive a severance payment equal to twice his annual base salary, plus any accrued incentive bonus.

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

          In January 2001, the Parent entered into a Stock Purchase and Sale Agreement with Mr. Levy whereby he could purchase a 1.6% interest in ABNB, for an aggregate purchase price of approximately $0.6 million. The sale was contingent upon consummation of the Plan. However, as a result of the delay in consummating the Parent's Plan, and the subsequent devaluation of the Real, the Parent and Brazil's local management agreed on January 4, 2002 to terminate such agreement.

          Under a separate agreement dated December 12, 2001, ABNB agreed to an incentive bonus arrangement with Mr. Levy, which entitles Mr. Levy to a cash bonus in the event that ABNB is sold by the Parent during Mr. Levy's employment as President of ABNB.

          Mr. Patrick J. Gentile serves as Executive Vice President and Chief Financial Officer, pursuant to a letter agreement with the Parent dated January 29, 1999, and an additional agreement dated November 13, 2000. The letter agreement provided for a base compensation of $185,000 per annum, which was increased by the Board of Directors to $220,000 per annum effective November 15, 2000. In the event that his employment is terminated by the Parent for any reason other than "For Cause," as defined in the letter, or at his initiative, the Parent will continue his salary for two years with benefits or, at his option, pay him a lump sum equal to two years of the base salary in effect on the date of termination, without benefits. The agreement also provides that Mr. Gentile will participate in any Compensation Committee approved incentive bonus program at a target bonus level commensurate with other senior managers of the Company. For the year 2001, the Parent established a bonus plan for Mr. Gentile based on achievement of specified performance targets. The target bonus amount was 45% of base salary, based upon 100% achievement of the performance targets established, but the bonus plan included a provision for payment of a range of bonus amounts, both above (up to 67.5% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Gentile for 2002 remains unchanged from 2001. Mr. Gentile was awarded a participation in the Restructuring Bonus Pool at a $125,000 level, such amount being payable over a 36-month period beginning in January 2001.

          Mr. Patrick D. Reddy serves pursuant to a severance letter, which provides for continuation of salary, for one year, and the continuation of certain other benefits upon termination other than "For Cause". For the year 2001, the Parent established a bonus plan for Mr. Reddy based on achievement of specified performance targets. The target bonus amount was 20% of base salary, based upon 100% achievement of the performance targets established. The bonus plan included a provision for a partial bonus upon achieving at least 85% of the performance targets established, but the bonus plan included a provision for payment of a range of bonus amounts, both above (up to 30% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Reddy for 2002 remains unchanged from 2001. Mr. Reddy was awarded a participation in the Restructuring Bonus Pool at a $50,000 level, such amount being payable over a 36-month period beginning in January 2001.

Retirement Plan

           Effective April 1, 1994, the Board of Directors approved a supplemental retirement plan for certain executives and management employees of the Parent (the "SERP"). In general, the SERP provides that a participant retiring at age 65 will receive a monthly retirement benefit equal to an amount determined, in the case of the Parent's senior executives, including the named executive officers, by multiplying the participant's "final average compensation" (as defined in the SERP) by a percentage equal to 3% for each of the first ten years plus 1.5% for each of the next twenty years of service, or for junior level executives, by a percentage equal to 2% for each of the first ten years, 1.5% for each of the next ten years and 1% for each of the next ten years. The result of the computation is decreased by a participant's Social Security benefits and any amounts available from the participant's pension or profit sharing plan from the Parent or its predecessors. The retirement income is to be paid at normal or deferred retirement dates for life only with the appropriate actuarial reduction of a joint and survivor election. Early retirement benefits are available with a reduction of 2% for each year less than age 62. No benefit will be provided prior to a participant achieving age 55 and 10 years of service. All participants will receive credit for past service to the Parent or any of its wholly owned subsidiaries. Compensation in excess of $451,089 as of April 1, 2001 (increased by 6% on each plan anniversary date), will not be considered when calculating plan benefits. However, as provided for in the employment contract of Morris Weissman, the Parent's former Chief Executive Officer, his benefit in the SERP was calculated based upon compensation of $800,000.

          The following table shows the estimated annual benefit payable to employees in various compensation and years of service categories based upon the senior executive accrual rates. The estimated benefits apply to an employee retiring at age sixty-five in 2001who elects to receive his or her benefit in the form of a single life annuity. These benefits would be reduced by any benefits attributable to the Parent's (and its predecessor's) contributions (and the earnings thereon) to pension and/or profit sharing plans and social security.

                                   PENSION PLAN TABLE

                                                       Years Of Service
   Final Average                -------------------------------------------------------------
   Compensation                     10           15           20           25            30
   ------------                 --------      -------      ----------    -------     --------

   $ 125,000                    $ 37,500     $ 46,875      $ 56,250     $ 65,625     $ 75,000
     150,000                      45,000       56,250        67,500       78,750       90,000
     175,000                      52,500       65,625        78,750       91,875      105,000
     200,000                      60,000       75,000        90,000      105,000      120,000
     225,000                      67,500       84,375       101,250      118,125      135,000
     250,000                      75,000       93,750       112,500      131,250      150,000
     300,000                      90,000      112,500       135,000      157,500      180,000
     400,000                     120,000      150,000       180,000      210,000      240,000
     451,089                     135,327      169,158       202,990      236,822      270,653

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

          In 2001, the Parent did not pay Directors fees and did not (nor does it presently) provide any Director retirement benefits. In March 2002, the Compensation Committee ratified a program to pay non-employee director fees retroactive to January 1, 2002. Under the program each non-employee director will receive $12,000 per annum for serving on the Board. The non-employee directors will also receive a $250 fee for each formal committee meeting attended limited to only one fee in the event multiple meetings are held on the same day. An additional $250 per year fee will be received for membership on each committee, with the exception of $500 per year paid to each committee chairman.

Compensation Committee Interlocks and Insider Participation

          The Compensation Committee is comprised of Mr. Goldsmith (Chairman), Mr. Steele and Mr. Van Dyke, none of whom is an employee of the Company. As discussed above, however, Mr. Goldsmith did serve as a consultant to the Company for a portion of 2001, and was paid for such consulting services at a rate of $10,000 per month. In addition, in July 2001, when such consulting arrangement was terminated, Mr. Goldsmith was awarded a participation in the Restructuring Bonus Pool at a $100,000 level, such amount being payable over a 36-month period beginning in January 2001.

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

          In April 2001, the Board of Directors established a Compensation Committee and delegated to the Compensation Committee, among other things, authority over all compensation and employee benefit matters, including executive and senior management compensation matters. The committee seeks to balance the interests of its stockholders and creditors with the Parent's need to attract and retain effective members of management. As such, the administration of executive and senior management compensation programs and development of compensation policy and philosophy fall within the authority of the Compensation Committee. The Compensation Committee undertakes this role by reviewing and approving compensation issues for the Parent's executives and senior management. The Compensation Committee is comprised of Mr. Goldsmith (Chairman), Mr. Steele and Mr. Van Dyke none of whom is an employee of the Company.

          In March 2002, the Compensation Committee met to review and approve the actual corporate performance as set forth in the 2001 approved incentive bonus program. The actual 2001 performance achieved was 111% relative to the specified performance targets set by the compensation Committee under the program. This resulted in approved bonus awards as a percentage of base salary and in dollar amounts, respectively for each of the named executives for the year 2001 as follows: Mr. Singer – 62.5% and $243,750, Mr. Gentile – 56.25% and $123,750 and Mr. Reddy – 25% and $37,500. The approved awards were paid in March 2002.

          It is contemplated that a Compensation Philosophy and Policy will be adopted in 2002. Such philosophy and policy shall be designed to provide employees with fair, competitive and dynamic compensation, enable the Company to attract, retain and develop a highly-skilled and motivated workforce, and link a material portion of compensation to the accomplishment of specific performance targets.

C. Gerald Goldsmith

Raymond L. Steele

Steven A. Van Dyke

Performance Graph

          The following performance graph compares the Parent's cumulative total stockholder return from December 31, 1996 through December 31, 2001 to that of the Media General Composite, a broad equity market index, and a peer group index selected by the Parent.

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

          The graph assumes simultaneous $100 investments on December 31, 1996, with initial valuations based upon stock prices as of the close of the relevant markets on such date, in the Parent's Common Stock and in each index. The comparison assumes that all dividends are reinvested. Stock price performances shown on the graph are not indicative of future price performance. This data was furnished by Media General Financial Services.

Cumulative Total Return Among American Banknote Corporation, Peer Group Index, And Composite Broad Market Index From December 31, 1996 To December 31, 2001

ASSUMES $100 INVESTED ON DECEMBER 31, 1996

                                   Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,    Dec. 31,     Dec. 31,
                                     1996         1997         1998         1999         2000        2001
American Banknote Corporation       $100.00      $110.53       $30.26       $ 1.05      $ 0.84       $ 0.08
Peer Group Index                    $100.00       $97.46       $91.89       $69.29      $59.33      $103.57
Media General Composite             $100.00      $129.85      $158.74      $193.64     $174.80      $154.77

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table reflects the number of shares of Common Stock beneficially owned on April 25, 2002 by (i) each director of the Parent, (ii) each of the executive officers as set forth above in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each other person known by the Parent to own more than 5% of any class of equity securities of the Parent. The address of each director and executive officer is c/o American Banknote Corporation, 560 Sylvan Avenue, Englewood Cliffs, NJ 07632.

                                                           Holdings                    Estimated Holdings
                                                      Before Consummation             After Consummation (7)
                                            ---------------------------------    -----------------------------
                                            Amount and         Percentage of        Amount and
                                            Nature of              Class             Nature of       Percentage of
                                             Beneficial        Beneficially       Beneficial Class   Beneficially
                                            Ownership(1)(2)        Owned          Ownership(1)(2)        Owned
                                            ---------------        -----          ---------------        -----

Common Stock
------------
   Steven G. Singer (3)                     1,141,000               4.5%            2,159,436            18.3%
   C. Gerald Goldsmith                          1,100                *                     23              *
   Sidney Levy                                264,000                *                    424              *
   Raymond L. Steele                               -                 -                      -              -
   Steven A. Van Dyke (4)                   2,326,245               9.3%            3,192,467            27.0%
   Patrick J. Gentile                         123,706                *                    471
   Patrick D. Reddy                            27,300                *                      2              *
   All directors and executive
      officers as a group (7 persons)       3,819,184              15.0%            5,352,823            45.3%

   Morris Weissman
     122 Kings Road,
     Palm Beach, FL 33480 (5)               2,862,428              10.9%                3,182              *

Series B Preferred Stock (6)
------------------------
   Steven A. Van Dyke (4)                   2,378,735              98.9%                    -              -
   All directors and executive officers
        as a group (7 persons)              2,378,735              98.9%                    -              -

------------------
*  Less than 1%
(1)	Unless otherwise indicated, each stockholder has sole voting and investment power.

(2)	Beneficial ownership before consummation includes existing Common Stock issuable upon exercise of stock options that are exercisable in the next 60 days for the named executive officers as follows: Mr. Levy – 244,000 shares; Mr. Gentile – 101,500 shares; Mr. Reddy – 27,200 shares; and all directors and executive officers as a group (7 persons) – 372,700 shares in the aggregate. Beneficial ownership before consummation for Mr. Weissman includes 1,109,333 shares of existing Common Stock issuable upon exercise of stock options that are exercisable in the next 60 days. All such stock options are significantly out of the money. Upon consummation of the Plan, all rights to receive shares pursuant to stock option plans, warrants and deferred compensation plans will be cancelled and holders of such derivative securities will not receive any shares of New Common Stock in exchange therefor. Estimated amounts after consummation exclude a small number of shares that may be received by persons in the table, in connection with the Securities Claims under the Plan.

(3)	Currently, Castor Investments, L.L.C., an entity for which Mr. Singer acts as Manager, and whose owners are all related to Mr. Singer, owns 1,141,000 shares of Common Stock, and $19,097,000 principal amount of the 11¼% Senior Subordinated Notes.

Amounts after consummation for Castor Investments include: 24,205 shares of New Common Stock that will be exchanged for existing Common Stock; and 2,135,231 shares of New Common Stock that will be exchanged for a 11 ¼% Senior Subordinated Notes Claim ($19,097,000 principal amount).

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

Amounts after consummation include: 1,647 shares of New Common Stock that will be received by Mr. Van Dyke in exchange for his directly held shares of existing Common Stock; 475 shares of New Common Stock that will be received by Mr. Van Dyke in exchange for his directly held shares of Series B Preferred Stock; 47,701 shares of New Common Stock that will be received by Bay Harbour in exchange for its directly held shares of existing Common Stock; 49,986 shares of New Common Stock that will be received by Bay Harbour in exchange for its directly held shares of Series B Preferred Stock; and 3,092,658 shares of New Common Stock that will be received by Bay Harbour in exchange for its $27,660,000 principal amount of 11 ¼ % Senior Subordinated Notes.

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

(6)	Except for Mr. Van Dyke, none of the Parent's directors and named executive officers beneficially own any shares of Series B Preferred Stock.

(7)	Further amendments to the Parent's Chapter 11 Plan based upon current valuations may result in changes to the number of beneficial shares held after consummation. However, these changes are not anticipated to impact the relative equity percentages to be received by each beneficial owner.

Change in Control

          When the Plan is consummated, there will be a change in control. In the Plan's current form, the holders of the Parent's 11 ¼% Senior Subordinated Notes will receive, in exchange for such notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent.

Item 13. Certain Relationships and Related Transactions

          In recognition of services provided during the bankruptcy period, Mr. Gary A. Singer, a brother of Mr. Steven G. Singer, was awarded a participation in the Restructuring Bonus Pool at a $325,000 level, such amount being payable over a 36-month period beginning in January 2001. On November 21, 2000, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized, (but the Company did not execute, pending Compensation Committee ratification), a three-year consulting agreement with Mr. Singer, to ensure the continuity of his services. On March 22, 2001, as Mr. Singer had continued to provide consulting services to the Parent but the authorized agreement remained unexecuted, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized the payment to Mr. Singer of $10,000 for consulting services rendered in January 2001. Thereafter, the Parent entered into a three-year consulting agreement, effective retroactively as of February 1, 2001, and expiring on February 1, 2004, providing for annual consulting fees of $120,000, payable monthly. The consulting agreement provides that if the agreement is terminated, other than for cause, as defined therein, Mr. Singer shall receive a lump-sum payment in an amount that would have otherwise been paid through the term of the agreement. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters.

          During 2001, the Parent and Mr. Sidney Levy agreed to terminate a Stock Purchase and Sale Agreement which would allow him to purchase a 1.6% interest in ABNB. Under a separate agreement, ABNB agreed to an incentive cash bonus arrangement with Mr. Levy in the event that ABNB is sold by the Parent. In addition Mr. Levy receives $96,000 per year pursuant to his Consulting Agreement with the Parent, See Item 11, "Executive Compensation" for further information.

          In July 2001, the Parent and Mr. Goldsmith, agreed to terminate Mr. Goldsmith's consulting arrangement. Mr. Goldsmith was awarded a participation in the Restructuring Bonus Pool at a $100,000 level, such amount being payable over a 36 month period beginning in January 2001. See Item 11, "Executive Compensation" for further information.

          On June 29, 2000, the Bankruptcy Court entered an order approving a settlement agreement with the Parent's former Chairman and Chief Executive Officer, Morris Weissman (the "Weissman Settlement Agreement). Pursuant to the Weissman Settlement Agreement, Mr. Weissman agreed to resign his positions as Chairman, Chief Executive Officer, and director of the Parent, and each of the subsidiaries for which he served in such capacities and withdraw his claims under the Plan, with prejudice. In exchange, the Parent agreed to: engage Mr. Weissman on a consulting basis for a term of three years at a yearly consulting fee of $300,000; pay him commissions for transactions initiated by him; offer him options to purchase up to 0.64% of the New Common Stock at a strike price of $2.50 per share; pay him for retirement benefits pursuant to the unfunded SERP agreement; pay for certain insurance benefits for him; reimburse him for expenses relating to his consulting services; and forgive Mr. Weissman for an outstanding receivable totaling $1,620,000 plus interest over a seven-year period. In addition, life insurance policies on Mr. Weissman's life were assigned to him in return for promissory notes issued by Mr. Weissman in favor of the Parent in an amount equal to the cash surrender value of the policies and the Parent agreed to reimburse Mr. Weissman up to $100,000 during the term of the Weissman Settlement Agreement for premiums on a term life insurance policy. In addition to the Weissman Settlement Agreement, Mr. Weissman also agreed to grant to holders of Preferred Stock and Common Stock his entitlement to receive shares of New Common Stock. Payments made in 2001 to Mr. Weissman pursuant to the terms of the Weissman Settlement Agreement are as follows: consultant fees of $300,000 and retirement payments under the unfunded SERP agreement of $297,300. In addition, actual premium payments of $80,000 for the above mentioned term life insurance policy were paid in 2001.

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

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2002.

AMERICAN BANKNOTE CORPORATION By: /s/ Steven G. Singer Steven G. Singer Chief Executive Officer By: /s/ Patrick J. Gentile Patrick J. Gentile Senior Vice President Finance and Chief Accounting Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven G. Singer Steven G. Singer	Chief Executive Officer and Chairman (Principal Executive Officer)	April 30, 2002

/s/ C. Gerald Goldsmith C. Gerald Goldsmith	Chairman Emeritus and Director	April 30, 2002

/s/ Sidney Levy Sidney Levy	Director	April 30, 2002

/s/ Raymond L. Steele Raymond L. Steele	Director	April 30, 2002

/s/ Steven A. Van Dyke Steven Van Dyke	Director	April 30, 2002