Form 10-Q
period 2002-03-31
AMERICAN BANKNOTE CORP
filed 2002-05-15
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK WAS 25,089,230 SHARES, PAR VALUE $.01, OUTSTANDING AS AT MAY 15, 2002.

                          AMERICAN BANKNOTE CORPORATION

                                    FORM 10-Q

                                    INDEX

                                                                           PAGE
                                                                            NO.

PART I - FINANCIAL INFORMATION


  Item 1.  Financial Statements.........................................    3


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................   14


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...   21



PART II - OTHER INFORMATION

  Item 1.   Legal proceedings...........................................   22


  Item 5.   Other Information...........................................   22


  Item 6.   Exhibits and Reports on Form 8-K............................   23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)


                                                       March 31,
                                                          2002      December 31,
                                                      (Unaudited)     2001
                                                      ----------     ----------
ASSETS
Current assets
 Cash and cash equivalents                               $   7,772    $   9,740
 Accounts receivable, net of allowance for doubtful
  accounts $1,611 and $1,591                                27,489       34,683
 Inventories, net of allowances
  of $579 and $968                                          18,122       18,262
 Prepaid expenses and other                                  5,576        4,935
 Deferred tax assets of subsidiaries                         1,301        1,779
                                                            ------       ------
         Total current assets                               60,260       69,399
                                                            ------       ------
Property, plant and equipment
 Land                                                        1,319        1,321
 Buildings and improvements                                 14,693       15,972
 Machinery, equipment and fixtures                          79,775       81,408
 Construction in progress                                      244          265
                                                           -------      -------
                                                            96,031       98,966
 Accumulated depreciation and amortization                 (50,415)     (51,707)
                                                           -------      -------
                                                            45,616       47,259

Other assets                                                 6,129        5,495

Investment in non-consolidated subsidiaries                  2,655        2,247

Deferred taxes of subsidiaries                               6,253        3,540

Goodwill                                                    37,715       36,846
                                                        ----------    ---------
            Total assets                                $  158,628    $ 164,786
                                                        ==========    =========



                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)


                                                                  March 31,
                                                                    2002       December 31,
                                                                 (unaudited)      2001
                                                                 ----------    ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Pre-petition liabilities subject to compromise of parent
 Parent company debt obligation                                   $ 163,185    $ 163,178
 Accrued interest on parent company debt obligations                 33,438       31,230
 Other liabilities                                                   14,979       15,032
                                                                    -------      -------
Total pre-petition liabilities subject to compromise                211,602      209,440

Current liabilities
 Post-petition liabilities of parent                                  1,997        1,876
 Short-term credit facilities of subsidiaries                         4,012        4,986
 Accounts payable and accrued expenses of subsidiaries               31,764       37,094
 Current portion of long-term debt of subsidiaries                       48           49
                                                                    -------      -------
            Total current liabilities                                37,821       44,005

Long-term debt of subsidiaries                                       43,499       41,765

Other long-term liabilities of subsidiaries                          16,381       16,301

Deferred taxes of subsidiaries                                        5,252        3,667

Minority interest in subsidiary                                      11,391       11,141
                                                                    -------      -------
            Total liabilities                                       325,946      326,319
                                                                    =======      =======

Commitments and Contingencies

Stockholders' deficit
 Preferred Stock, authorized 2,500,000 shares
  no shares issued or outstanding
 Preferred Stock Series B, par value $.01 per share authorized
  2,500,000 shares, issued and outstanding 2,404,895 shares              24           24
Common Stock, par value $.01 per share, authorized 50,000,000
  shares; issued 27,812,281 shares                                      278          278
Capital  surplus                                                     82,525       82,525
Retained deficit                                                   (200,522)    (197,337)
Treasury stock, at cost 2,723,051 shares                             (1,285)      (1,285)
Accumulated other comprehensive loss                                (48,338)     (45,738)
                                                                    -------      -------
            Total stockholders' deficit                            (167,318)    (161,533)
                                                                   --------     --------
                                                                  $ 158,628    $ 164,786
                                                                  =========    =========


            See Notes to Condensed Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands, except per share data)


                                                                       Three Months Ended
                                                                           March 31,
                                                                   2002            2001
                                                                   ----            -----

CONTINUING OPERATIONS
Sales                                                             $ 49,909         $ 58,087
                                                                  --------         --------

Costs and expenses
 Cost of goods sold                                                 37,531           43,409
 Selling and administrative                                          7,315            8,233
 Restructuring                                                       1,418
 Depreciation and amortization                                       2,032            2,777
                                                                  --------         --------
                                                                    48,296           54,419
                                                                  --------         --------

                                                                     1,613            3,668
Other expense (income)
 Interest expense                                                    3,351            4,019
 Other, net                                                            291              264
                                                                  --------         --------
                                                                     3,642            4,283
                                                                  --------         --------

Income (loss) before reorganization
 items, taxes on income and
  minority interest                                                 (2,029)            (615)

Reorganization costs                                                   204               95
                                                                  --------         --------

Income (loss) before taxes on
 income and minority interest                                       (2,233)            (710)

Taxes on income                                                        488            1,046

Income (loss) before minority
 interest                                                           (2,721)          (1,756)

Minority interest                                                      464              275
                                                                  --------         --------

         NET LOSS                                                 $ (3,185)        $ (2,031)
                                                                  ========         ========
Net income (loss) per common share -
 Basic and Diluted
         Net loss                                                 $  (0.12)         $ (0.07)
                                                                  ========          =======

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED (Dollars in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                     --------------------
                                                       2002          2001
                                                       ----          ----

Net loss                                            $ (3,185)    $ (2,031)

 Foreign currency translation adjustment              (2,599)       (4,238)
                                                      ------        ------

Comprehensive loss                                  $ (5,784)     $ (6,269)
                                                    ========      ========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)


                                                                     Three Months Ended
                                                                         March 31,
                                                                 ----------------------
                                                                  2002            2001
                                                                  ----            ----

Net cash provided by operating activities                       $  1,545          $  317

Investing Activities
 Capital expenditures                                             (2,057)          (1,762)
 Proceeds from sale of assets                                          -                -
                                                                   -----            -----
Net cash used in investing activities                             (2,057)          (1,762)

Financing Activities
 Short-term credit facilities, net                                  (922)            (201)
 Proceeds (Repayments) of long-term debt, net                       (165)             719
 Dividend to minority shareholder                                   (205)            (116)
                                                                   -----            -----
Net cash used in financing activities                             (1,292)             402

Effect of foreign currency exchange rate changes
 on cash and cash equivalents                                       (164)            (132)
                                                                   -----            -----

Increase (decrease) in cash and cash equivalents                  (1,968)          (1,175)

Cash and cash equivalents - beginning of year                      9,740            8,278
                                                                   -----            -----
Cash and cash equivalents - end of period                        $ 7,772          $ 7,103
                                                                 =======          =======

Supplemental disclosures of cash flow information
 Taxes                                                             $ 700            $ 900
 Interest                                                            700            2,000
 Reorganization items                                                  4              500


                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
   AND COMPREHENSIVE LOSS - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2002
(Dollars in thousands)


                                                                                               Accumulated
                                                                                                  Other
                Preferred                                                                        Compre-
                  Stock         Common        Capital          Retained         Treasury         hensive           Total
                Series B        Stock         Surplus          Deficit            Stock            Loss           Deficit
                ---------       ------        -------          --------         ---------      ------------       -------

Balance -
January 1,
    2002        $     24        $  278        $ 82,525        $ (197,337)       $ (1,285)       $   (45,739)     $ (161,534)

Net Loss                                                          (3,185)                                            (3,185)

Currency
 Translation
 Adjustments                                                                                         (2,599)         (2,599)

                --------        --------      --------        --------          --------        ------------     -----------

  Balance
 March 31,
   2002         $     24         $  278       $  82,525       $ (200,522)       $ (1,285)       $   (48,338)     $ (167,318)
                ========         ======       =========       ==========        ========        ===========      ==========



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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 92% owned Australian company (see Note G) with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the full year.

In December 1999, the Parent (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent's plan of reorganization (the "Plan") in the Chapter 11 Proceeding. The Plan has not yet been consummated.

Although it is still finalizing such a proposal with its advisors and attorneys, management expects to propose a further amendment to the Plan, including a conversion of its 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "11 5/8% Senior Unsecured Notes") into its 10 3/8% Senior Secured Notes due June 1, 2002 (the "10 3/8% Senior Secured Notes"). Such a proposal would affect the holders of the 11 5/8% Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature. In addition, however, holders of the 11 5/8% Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes. Under the anticipated proposal, the indenture governing the 10 3/8% Senior Secured Notes would also be modified, to extend the maturity date of the 10 3/8% Senior Secured Notes, and to modify certain other provisions to afford the Company greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects, to approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors. The Company expects to file its proposed amendments to the Plan to effect such changes in the near future.

The Company has significant operations in Brazil, Australia, Argentina and France, which experienced significant foreign exchange rate fluctuations against the U.S. Dollar in 2001. Foreign exchange rate fluctuations on a comparative basis continued to exist in the first quarter of 2002 when compared to the first quarter of 2001. For the three months ended March 31, 2002, the Company experienced an average devaluation in the Brazilian, Australian, Argentine and Euro currencies of 18%, 1%, 92% and 5%, respectively against the U.S. Dollar when compared to the three months ended March 31, 2001. In particular, the Brazilian Real in 2001 experienced tremendous volatility against the U.S. Dollar with the Real devaluing at its lowest level by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). As of May 10, 2002, the Real had strengthened to R$2.47 to the U.S. Dollar but continues to experience significant volatility of which a contributing factor is the Argentinean crisis discussed below. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

The severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At May 10, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.20.

As a result of Argentina's devaluation, effective January 1, 2002, the Company's financial statements include the impact of foreign currency translation on Transtex in accordance with FASB Statement No. 52, "Foreign Currency Translation." The Argentine Peso was therefore adopted as the functional currency for translation purposes and as is the case with the Parent's other foreign subsidiaries, the balance sheet accounts of Transtex have been translated using the exchange rates in effect at the balance sheet date and the income statement amounts have been translated using the average exchange rate for the three months ended March 31, 2002. The impact of devaluation at Transtex as of March 31, 2002 resulted in a decrease to consolidated equity of approximately $2.3 million since the beginning of the year.

Reference should be made to the Company's Annual Reports on Form 10-K for the years ended December 31, 2000 and December 31, 2001, and the Company's current report on Form 8-K filed on August 16, 2001 for a further discussion of the Chapter 11 Proceeding and other risk factors.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE B - EARNINGS PER SHARE COMPUTATIONS

     Amounts used in the calculation of basic and diluted per share amounts for the quarter ended March 31, 2002 and March 31, 2001 were as follows:


                                                       Three Months Ended
                                                             March 31,
                                                         2002          2001
                                                         ----          ----

Numerator for loss from continuing operations          $ (3,185)     $ (2,031)
                                                       ========      ========

Denominator for per share computations
Weighted average number of shares outstanding
 (in thousands):
    Common Stock                                         25,089        25,089
    Series B Preferred Stock                              2,405         2,405
                                                         ------        ------
    Denominator for per share computations               27,494        27,494
                                                         ======        ======

     The Parent's Series B Preferred Stock has all the rights and privileges of the Parent's Common Stock with the exception of voting rights. As a result, these shares are included in the denominator for computing basic and diluted per share amounts. The denominator for computing diluted income per share excludes stock options to purchase approximately 2.3 million shares of Common Stock, as the exercise prices of such options were greater than the market price of the common shares.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.

The Company did not engage in any material hedging activities for the three months ended March 31, 2002 and had no material derivative contracts outstanding as of March 31, 2002. As a result, the adoption of the new statement did not have any material impact on the Company's results of operations or financial position.

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." As a result, amortization of existing goodwill ceased and the remaining book value will be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. For the three months ended March 31, 2002, the non-amortization of goodwill had the effect of increasing income by approximately $0.6 million and on a prospective basis will result in a full year increase to net income of approximately $2.2 million in 2002.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE D - INVENTORIES (Dollars in thousands) consisted of the following:

                                                    March 31,      December 31,
                                                      2002            2001

Finished goods                                     $    702        $    578
Work-in-progress                                      6,985           8,969
Raw materials and supplies net of allowances of
 $579 and $968, respectively)                        10,435           8,715
 ----     -----                                    --------        --------
                                                   $ 18,122        $ 18,262
                                                   ========        ========



Inventories are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) method.

NOTE F - RESTRUCTURING

In the first quarter of 2002, LM announced to its employees and customers a restructuring program for the purpose of consolidating its manufacturing operations. In the initial stage of the program, it was anticipated that approximately 80 employees would be terminated at one of its manufacturing facilities, which will be closed. This resulted in a first quarter restructuring charge of approximately $1.4 million which was paid in the first quarter of 2002. It is contemplated that further action in connection with the program will take place over the course of 2002, including but not limited to additional hirings that may be required as a result of consolidating most of LM's check printing operations to a centralized location. Based upon current estimates, LM's management believes that the cost resulting from the initial stage of the program will be recovered within one year from its execution. The Company is presently reviewing the effects of the above program in order to quantify and measure any additional cost to be recorded in 2002, and to better estimate the total annual cost savings to be achieved on an ongoing basis. Although LM's management believes that it will be able to finance the restructuring program internally, there can be no assurance of this and, therefore, that the restructuring program will be completed fully in this fiscal year. LM's management believes that the program will not impact or disrupt its current operations.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE G - LONG-TERM DEBT OF SUBSIDIARIES

On June 26, 2001, the LM debt agreement was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As of March 31, 2002, approximately 8% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

NOTE H - SEGMENT DATA

Summarized financial information for the three months ended March 31, 2002 and 2001 concerning the Company's reportable segments is as follows (in thousands):

                                                Three Months Ended
                                                ------------------
                                 March 31, 2002             March 31, 2001
                                 --------------             --------------
                                            Operating              Operating
                                             Profit                  Profit
                               Sales        (Loss)       Sales       (Loss)
                               -----        ---------    -----      ---------

Brazil                         $ 27,280    $  3,115    $ 31,245   $  3,068
Australia                        11,969      (1,329)     15,387        611
United States                     6,487         266       7,538      1,118
France                            2,651         141       1,838         86
Argentina                         1,522         389       2,079       (205)
Corporate - United States                      (969)                (1,010)
                               --------    --------    --------   --------
Totals                         $ 49,909    $  1,613    $ 58,087   $  3,668
                               ========    ========    ========   ========


Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the three months ended March 31, 2002 and 2001 as follows (Dollars in thousands):

                                                     Three Months Ended
                                     March 3, 2002          March 31, 2001
                                     -------------          --------------
                                     Sales        %       Sales       %
                                     -----        -       -----       -

Transaction Cards and Systems        $ 18,284     33.4   $ 18,820     32.4
Printing Services and
 Document Management                   12,026     18.3     11,225     19.3
Security Printing Solutions            19,599     48.3     28,042     48.3
                                       ------     ----     ------     ----
Total Sales                          $ 49,909    100.0   $ 58,087    100.0
                                     ========    =====   ========    =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 92% owned Australian company (see "Liquidity and Capital Resources") with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

GENERAL

Sales by foreign subsidiaries represent approximately 87% of the Company's consolidated sales for both the three months ended March 31, 2002 and March 31, 2001. The Company has significant operations in Brazil, Australia, Argentina and France, whose currencies experienced significant foreign exchange rate fluctuations against the U.S. Dollar in 2001 and the first quarter of 2002. For the three months ended March 31, 2002, the Company experienced an average devaluation in the Brazilian, Australian, Argentine and Euro currencies of 18%, 1%, 92% and 5%, respectively, against the U.S. Dollar when compared to the three months ended March 31, 2001. In particular, the Brazilian Real in 2001 experienced tremendous volatility against the U.S. Dollar with the Real devaluing at its lowest level by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). As of May 10, 2002, the Real had strengthened to R$2.47 to the U.S. Dollar but continues to experience significant volatility of which a contributing factor is the Argentinean crisis discussed below.

Transtex has been, and continues to be, negatively impacted by Argentina's ongoing economic recession, political instability, extremely high levels of unemployment and interest rates, and default on the government debt such that any further deterioration may impact Transtex's ability to continue as a going concern. At present the Parent is monitoring the operations of Transtex to insure that it continues to cover its operating expenses, while continuing to evaluate the possibility of closing its operations in Argentina, which will depend in large part on whether Transtex continues to sustain operating losses. Any closure of all or part of Transtex's operations will not have a material effect on the Company's consolidated results of operations.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At May 10, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.20.

The comparisons that follow isolate and quantify the effect changes in foreign exchange rates have had on the results of operations of the Company, thereby enabling comparison of operating results of the Company's subsidiaries in U.S. constant dollar terms ("constant dollars").

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2002 WITH THE THREE MONTHS ENDED MARCH 31, 2001.

SALES

Sales in the first quarter of 2002 decreased by $8.2 million or 14.1% from the first quarter of 2001. Exchange rate devaluation resulted in decreased revenues of approximately $6.6 million, of which $5.0 million is attributable to Brazil, $0.1 million to Australia, $0.1 to France and $1.4 million to Argentina. After giving effect to devaluation, sales decreased by $1.6 million in constant dollars as a result of lower sales in Australia of $3.3 million and the United States of $1.1 million, partly offset by higher sales in Brazil of $1.0 million, France of $1.0 million and Argentina of $0.8 million. The net decrease in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $1.1 million in sales in the United States was due to $2.1 million in decreased SPS sales at ABN of stock and bond certificates, food coupons, foreign passports, traveler's checks and secure commercial and government print. These decreases were partly offset by $1.0 million in higher revenue generated primarily from ABN's distribution and fulfillment program with the United States Postal Service. The continued trend toward next day settlement and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $3.3 million lower when compared to the prior year as sales in all three product lines experienced negative trends when compared to the prior year. SPS sales were $2.3 million lower mainly resulting from a reduction in orders placed for passports by the Australian government of approximately $1.2 million stemming from the downturn in travel after September 11th and an excess inventory presently held by the government. Additional declines in SPS sales of approximately $1.1 million were due to decreases in check usage and check prices received from banks. It is anticipated that the downward trends on checks and passports will continue throughout the balance of the year. Sales of TCS products declined by approximately $0.6 million resulting from the loss of a phone card contract to a competitor and a reduction in export sales to China as a result of a change in Chinese banking regulations in that country which curtailed the importation of cards. PSDM sales were lower by $0.4 million primarily due to competitive pricing pressures and a weak print market.

At Transtex, TCS sales increased by $0.8 million despite the severe and ongoing economic recession which continues to negatively impact Argentina. The increase was primarily due to large orders placed by banks for debit cards as a result of programs adopted by the government to keep deposits in the banking system. Despite this temporary improvement in sales in the first quarter, there is no guarantee that this trend will continue as credit markets in Argentina continue to remain highly volatile such that the overall trend in card usage remains uncertain.

In France, the increase of $1.0 million in TCS sales at CPS was principally due to stronger demand for phone cards.

Sales at ABNB in Brazil were $1.0 million higher than in 2001. The net increase is attributable to higher TCS and SPS sales of $1.4 million and $1.0 million, respectively, and a decrease in PSDM sales of $1.4 million. The $1.4 million increase in TCS sales is due to a price increase on phone cards partly offset by reduced demand on credit and debit card issuances. The $1.0 million increase in SPS sales results primarily from an increase in driver license issuances. The $1.4 million net reduction in PSDM volume levels was due to decreased demand, primarily from ABNB's minority shareholder Bradesco Bank.

COST OF GOODS SOLD

Cost of goods sold in the first quarter of 2002 decreased $5.9 million or 13.5% from the first quarter of 2001, with a corresponding decrease in gross margins of $2.3 million. The impact of exchange rate devaluation accounts for decreased cost of goods sold and gross margins of approximately $4.8 million and $1.8 million, respectively. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $3.9 million and $1.1 million, Australia - $0.1 million and nil, Argentina - $0.7 million and $0.7 million, France - $0.1 million and nil.

After giving effect to the above devaluation, cost of goods sold in constant dollars decreased by $1.1 million, which resulted primarily from the $1.6 million decrease in sales discussed above and a change in product mix. As a result, gross margins in constant dollars decreased by approximately $0.5 million when compared to the prior year. The net decrease in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 75.2% in 2002 as compared to 74.7% in 2001. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                     Three Months Ended March 31,
                                      -------------------------
                                      2002                2001
                                      ----                ----

            Brazil                    77.4%               77.7%
            Australia                 79.5%               77.4%
            United States             59.8%               54.8%
            Argentina                 53.4%               79.5%
            France                    83.4%               78.5%

Cost of goods sold at ABNB in Brazil increased by $0.7 million from 2001, with a corresponding increase in gross margins of $0.3 million. Cost of goods sold as a percentage of sales was approximately the same when compared to 2001. The increase in cost of goods sold in U.S. Dollar terms was directly attributable to the increase in sales.

Costs of goods sold at LM in Australia decreased by $2.3 million and resulted in a corresponding reduction in gross margins of $1.0 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 2.1% when compared to the prior year. The decrease in cost of goods sold in U.S. Dollar terms was primarily attributable to lower variable costs of $1.6 million directly related to the decrease in sales above, and reductions in fixed overhead of $0.9 million resulting from the cost savings and profit improvement programs initiated last year, partly offset by $0.2 million due to a change in product mix.

Cost of goods sold at ABN in the United States decreased by $0.2 million and resulted in a decrease in gross margins of $0.9 million when compared to the prior year. As a percentage of sales cost of goods sold increased by approximately 5% when compared to the prior year principally due to a change in product mix whereby higher margin and lower cost security print products continue to be replaced by lower margin and higher cost direct fulfillment and printing services.

In Argentina, cost of goods sold at Transtex was approximately $0.1 million lower than in 2001, which resulted in an increase in gross margins of $0.9 million. As a result, cost of goods sold as a percentage of sales improved by 26.1% over the prior year. In light of the severe ongoing economic crisis in Argentina there is no guarantee that this improved trend will continue.

At CPS in France, cost of goods sold increased by approximately $0.9 million when compared to 2001 resulting in an increase in gross margins of $0.1 million. As a percentage of sales, cost of goods sold increased by approximately 4.9% from 2001 primarily due to a change in product mix with lower margin phone card volumes replacing reduced volumes on higher margin bank cards.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses during the first quarter of 2002 decreased by $0.9 million when compared to the first quarter of 2001. The impact of exchange rate devaluation accounts for approximately $0.6 million of this decrease, of which $0.4 million is attributable to Brazil and $0.2 million to Argentina. As a result, the net decrease in selling and administrative expense from the prior year in constant dollars is $0.3 million. Each of the operating subsidiaries closely approximated the prior year with the exception of $0.3 million in lower personnel expenses at ABNB. As a percentage of sales, selling and administrative expenses were higher at 14.7% in 2002 as compared to 14.2% in 2001. This percentage increase was directly attributable to the fixed component of selling and administrative expenses which could not be reduced commensurate with the overall decrease in sales.

RESTRUCTURING

The restructuring charge of $1.4 million in the first quarter of 2002 represents termination payments to employees in connection with LM's restructuring program (the "LM Restructuring") for the purpose of consolidating its manufacturing operations (See Note F to the Company's Consolidated Financial Statements provided herein for further information).

DEPRECIATION EXPENSE

Depreciation and amortization expense for the first quarter of 2002 was $0.7 million lower when compared to the first quarter of 2001. Exchange rate devaluation accounts for approximately $0.3 million of this decrease, resulting in a net decrease of $0.4 million in constant dollars. This decrease was primarily the result of the elimination of goodwill amortization in accordance with SFAS 142, "Goodwill and Other Intangible Assets."

INTEREST EXPENSE

Interest expense for the first quarter of 2002 was approximately $0.7 million lower when compared to the first quarter of 2001. This decrease resulted primarily from the interest rate reduction received as a result of the amendment to LM's debt agreement which was executed in June 2001.

OTHER, NET

Other net for the first quarter of 2002 was approximately the same when compared to the first quarter of 2001.

BANKRUPTCY COSTS

Bankruptcy costs in the first quarter of 2002 increased by $0.1 million from the first quarter of 2001 principally due to additional administrative costs associated with work done related to the proposed amendments to the Plan, which is expected to be filed with the Bankruptcy Court in the near future. Additional administrative expenses will be required to amend and consummate the Plan, the full effects of which cannot be readily determined.

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

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF CASH FLOWS. Cash flow decreased by $2.0 million in the first quarter of 2002 compared to a decrease of $1.2 million in the comparable period of 2001. This $0.8 million negative variance resulted principally from the following:

     o A $1.2 million net increase in cash flow from operating activities attributable to a $3.6 million favorable working capital variance partly offset by a $2.4 million net loss after non cash adjustments. The favorable working capital variance is primarily attributable to the collection of receivables billed in the fourth quarter of 2001 at ABN, the majority of which were collected in the first quarter of 2002.

     o A $0.3 million net decrease in cash flow from investing activities principally due to an increase in capital expenditures in Australia of $0.5 million partly offset by decreased net capital expenditures of $0.2 million in 2002 at the other operating subsidiaries.

     o A $1.7 million net decrease in cash from financing activities attributable to higher short-term debt repayments of $2.6 million by ABN as a result of the increase in receivable collections in the first quarter of 2002, a $0.7 million net reduction in borrowings related to repayments on short-term equipment financing in Brazil and an increase in dividends of $0.1 million paid to minority shareholders in 2002. These decreases were partly offset by $1.1 million of increased borrowings in Australia utilized for general working capital purposes and the termination pay funding in connection with the LM Restructuring and a $0.6 million reduction in principal repayments in France and Argentina.

Short-Term Borrowings. At March 31, 2002, the Company's subsidiaries had outstanding approximately $4.0 million under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, has a three-year asset based revolving credit facility, which matures on July 7, 2002, for general working capital and letters of credit purposes. At March 31, 2002, ABN had approximately $0.3 million of availability under its credit facility of which $0.3 million was since used for outstanding letters of credit, leaving no further availability for borrowing. Although ABN's existing credit facility matures on July 7, 2002, in March 2002 ABN executed a new one-year $2 million asset based working capital facility with a local bank in Tennessee which will become effective upon expiration of its existing facility. Under the terms of the new facility, ABN has the right to renew the facility for two additional years. The Company's Brazilian subsidiary, ABNB, had $1.8 million of short-term borrowing at March 31, 2002 in connection with various equipment purchases. The Company's French subsidiary, CPS, had available approximately $0.9 million under its working capital revolving credit facility at March 31, 2002, with no borrowing against the facility since that date. In addition, the Company's Australian subsidiary, LM, has a working capital facility of approximately $2.6 million with a local bank collateralized by LM's banking syndicate. At March 31, 2002, LM had used approximately $2.2 million for general working capital purposes and termination payments in connection with the LM Restructuring, and $0.3 million for outstanding letters of credit under the line, leaving approximately $0.1 million available with no material change occurring in such levels since then. The Company's Argentine subsidiary, Transtex had no borrowings outstanding at March 31, 2002 and as a result of overall credit tightening by the banks in Argentina, no further credit terms are available.

LONG-TERM DEBT. The Parent's long-term debt subject to compromise (excluding accrued interest) consists of $56.5 million on its 10 3/8% Senior Notes due June 1, 2002 (the "10 3/8% Senior Secured Notes"), $95.0 million on its 11 1/4% Senior Subordinated Notes due December 1, 2007, $8.0 million on its 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "11 5/8% Senior Unsecured Notes"), and $3.7 million on its Zero Coupon Convertible Subordinated Notes due August 2, 2002 and November 25, 2002. Long-term debt of subsidiaries includes $42.5 million of LM's senior and subordinated non-recourse debt (the "LM debt") and $1.0 million of mortgage and other indebtedness.

On June 26, 2001, the LM debt was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As of March 31, 2002, approximately 8% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the captions, "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "Plan of Reorganization," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2002 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which should be considered in connection with a review of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

The Company operates in Brazil, Australia, and France, which had significant foreign exchange fluctuations in 2000 and 2001. In addition, the Company operates in Argentina, which has recently defaulted on its government debt and has devalued its currency in an effort to end the country's four-year recession.

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. Dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the three months ending March 31, 2002, the Company experienced an average devaluation in the Brazilian, Australian, Argentine and Euro currencies of 18%, 1%, 92% and 5% respectively. In particular, the Brazilian Real in 2001 experienced tremendous volatility against the U.S. Dollar with the Real devaluing at its lowest level by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001(R$1.95). As of May 10, 2002, the Real had strengthened to R$2.47 to the U.S. Dollar but continues to experience significant volatility of which a contributing factor is the Argentinean crisis discussed below. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

Transtex has been, and continues to be, negatively impacted by Argentina's ongoing economic recession, political instability, extremely high levels of unemployment and interest rates, and default on the government debt such that any further deterioration may impact Transtex's ability to continue as a going concern. At present the Company is monitoring the daily operations of Transtex to insure that it continues to cover its operating expenses. The company will continue to re-evaluate the possibility of closing its operations in Argentina, which will depend in large part on the extent, if any, that Transtex begins to sustain consistent operating losses. Any closure of all or part of Transtex's operations will not have a material effect on the Company's consolidated results of operations.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At May 10, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.20. The impact of devaluation at Transtex as of March 31, 2002 resulted in a decrease to consolidated equity of approximately $2.3 million since the beginning of the year.

PART II -OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

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

As a result, the Parent grew increasingly concerned about its ability to meet its payment obligations to creditors as contemplated under the Plan, both upon consummation of the Plan and in the near term following consummation. Consequently, the Parent has previously disclosed that it expected to propose to the Bankruptcy Court amendments to the Plan. Although it is still finalizing such a proposal with its advisors and attorneys, management expects to propose a conversion of its 11 5/8% Senior Unsecured Notes into 10 3/8% Senior Secured Notes. Such a proposal would affect the holders of the 11 5/8% Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature. In addition, however, holders of the 11 5/8% Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes. Under the anticipated proposal, the indenture governing the 10 3/8% Senior Secured Notes would also be modified, to extend the maturity date of the 10 3/8% Senior Secured Notes, and to modify certain other provisions to afford the Company somewhat greater flexibility in operating its business following consummation. Such a proposal would be subject, in all respects, to approval of the Bankruptcy Court, after solicitation or re-solicitation of any affected creditors. The Company expects to file its proposed amendments to the Plan to effect such changes in the near future.

As of the date of this filing, there can be no assurance that the Plan will be consummated. In addition, lower than anticipated operating income in 2001 and 2002 has increased the risk that the Plan may require further amendment prior to consummation. Furthermore, additional administrative expenses will be required to consummate the Plan, the full effects of which cannot be readily determined. Reference should be made to the Company's Annual Reports on Form 10-K for the years ended December 31, 2000 and December 31, 2001, and the Company's Current Report on Form 8-K filed on August 16, 2001 for a further discussion of the Chapter 11 Proceeding.

ITEM 5. OTHER INFORMATION.

In March 2002, as a result of an earlier lawsuit by the Securities and Exchange Commission (the "SEC") which was subsequently dismissed without prejudice, the American Institute of Certified Public Accountants initiated a preliminary inquiry involving Patrick Gentile, the Company's Executive Vice President and Chief Financial Officer, to determine if the conduct alleged by the SEC may have involved lapses in professional ethics or standards. Mr. Gentile denies any wrongdoing. See the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 for further information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       None

     (b)       None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN BANKNOTE CORPORATION


                                  By: /s/ Steven G. Singer
                                      ------------------------------------
                                      Steven G. Singer
                                      Chairman and Chief Executive Officer



                                  By: /s/ Patrick J. Gentile
                                      ------------------------------------
                                      Patrick J. Gentile
                                      Executive Vice President and Chief
                                      Financial Officer

Dated:  May 15, 2002