Form 10-Q
period 2002-06-30
AMERICAN BANKNOTE CORP
filed 2002-08-14
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(201)568-4400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. X  Yes    No

The number of shares outstanding of the issuer's Common Stock was 25,089,230 shares, par value $.01, outstanding as at August 8, 2002.

AMERICAN BANKNOTE CORPORATION

FORM 10-Q

INDEX

PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Resultss of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 6.	Exhibits and Reports on Form 8-K	33

PART I – Financial Information

Item 1. Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                                  June 30,
                                                                    2002             December 31,
                                                                  (Unaudited)            2001
                                                                ---------------    ---------------

ASSETS
Current assets

   Cash and cash equivalents                                         $9,481               $9,740
   Accounts receivable, net of allowance for doubtful
     accounts of $1,402 and $1,591                                   27,310               34,683
   Inventories                                                       18,400               18,262
   Prepaid expenses and other                                         4,336                4,935
   Deferred tax assets of subsidiaries                                1,185                1,779
                                                                   --------             --------
             Total current assets
                                                                     60,712               69,399
                                                                   --------             --------

Property, plant and equipment
   Land                                                               1,163                1,321
   Buildings and improvements                                        13,617               15,972
   Machinery, equipment and fixtures                                 70,571               81,408
   Construction in progress                                              --                  265
                                                                   --------             --------
                                                                     85,351               98,966
   Accumulated depreciation and amortization
                                                                    (45,142)             (51,707)
                                                                   --------             --------

                                                                     40,209               47,259

Other assets                                                          5,621                5,495

Investment in non-consolidated subsidiaries                           2,246                2,247

Deferred taxes of subsidiaries                                        6,831                3,540

Goodwill                                                             37,124               36,846
                                                                   --------             --------

             Total assets                                          $152,743             $164,786
                                                                   ========             ========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                                    June 30,
                                                                     2002            December 31,
                                                                  (unaudited)            2001
                                                                  ------------       -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Pre-petition liabilities subject to compromise of parent
    Parent company debt obligations                                $163,193              $163,178
   Accrued interest on parent company debt obligations               35,684                31,230
   Other liabilities                                                 14,764                15,032
                                                                   --------              --------
Total pre-petition liabilities subject to compromise                213,641                209,440

Current liabilities
   Post-petition liabilities of parent                                2,366                 1,876
   Short-term credit facilities of subsidiaries                       4,151                 4,986
   Accounts payable and accrued expenses of subsidiaries             32,243                37,094
   Current portion of long-term debt of subsidiaries                     51                    49
                                                                   --------              --------
            Total current liabilities                                38,811                44,005

Long-term debt of subsidiaries                                       45,813                41,765

Other long-term liabilities of subsidiaries                          14,993                16,301

Deferred taxes of subsidiaries                                        4,892                 3,667

Minority interest in subsidiary                                       9,427                11,141
                                                                   --------              --------

          Total liabilities                                         327,577               326,319

Commitments and Contingencies

Stockholders' deficit
   Preferred Stock, authorized 2,500,000 shares
     no shares issued or outstanding
   Preferred Stock Series B, par value $.01 per share authorized
     2,500,000 shares, issued and outstanding 2,404,895 shares           24                    24
   Common Stock, par value $.01 per share, authorized 50,000,000
     shares; issued 27,812,281 shares                                   278                   278

   Capital  surplus                                                  82,525                82,525

   Retained deficit                                                (200,434)             (197,337)

   Treasury stock, at cost 2,723,051 shares                          (1,285)               (1,285)

   Accumulated other comprehensive loss                             (55,942)              (45,738)
                                                                   --------              --------
            Total stockholders' deficit                            (174,834)             (161,533)
                                                                   --------              --------
                                                                   $152,743              $164,786
                                                                   ========              ========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands, except per share data)

                                                    Six Months Ended        Second Quarter Ended
                                                         June 30,                June 30,
                                                   2002      2001         2002         2001
                                                   ----      -----        ----         -----

Sales                                           $102,897   $110,095      $52,988     $52,008
                                                --------   --------      -------     -------
Costs and expenses
   Cost of goods sold                             74,622     83,599       37,091      40,190
   Selling and administrative                     15,284     15,963        7,969       7,730
   Restructuring                                   1,737         --          319          --
   Goodwill and asset impairment                      --      1,874           --       1,874
   Depreciation and amortization                   4,174      5,297        2,143       2,520
                                                --------   --------      -------     -------
                                                  95,817    106,733       47,522      52,314
                                                --------   --------      -------     -------

                                                   7,080      3,362        5,466        (306)
                                                --------   --------      -------     -------
Other expense (income)
   Interest expense                                6,799      7,652        3,448       3,633
   Other, net                                        516        638          225         374
                                                --------   --------      -------     -------
                                                   7,315      8,290        3,673       4,007
                                                --------   --------      -------     -------

Income (loss) before reorganization
   items, taxes on income and
     minority interest                              (235)    (4,928)       1,793      (4,313)

Reorganization costs                                 680        102           75           7
                                                --------   --------      -------     -------
Income (loss) before taxes on
  income and minority interest                      (915)    (5,030)       1,318      (4,320)

 Taxes on income                                   1,433      1,757          945         711
                                                --------   --------      -------     -------
Income (loss) before minority
   interest                                       (2,348)    (6,787)         373      (5,031)

 Minority interest                                   749        277          285           2
                                                --------   --------      -------     -------

            NET INCOME (LOSS)                    $(3,097)    (7,064)     $    88     $(5,033)
                                                ========   ========      =======     =======

Net income (loss) per common share -
   Basic and Diluted
             Net loss                             $(0.11)     (0.26)     $    --      $(0.19)
                                                ========   ========      =======     =======

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
(Dollars in thousands)

                                                 Six Months Ended                 Second Quarter Ended
                                                    June 30,                           June 30,
                                                 ----------------               ------------------------
                                                  2002              2001          2002           2001
                                                  ----              ----          ----           ----

Net income (loss)                                $(3,097)          $(7,064)     $    88        $ (5,033)

   Foreign currency translation adjustment       (10,203)           (7,132)      (7,604)         (2,894)
                                                --------          --------      -------         -------

Comprehensive loss                              $(13,300)         $(14,196)     $(7,516)        $(7,927)
                                                ========          ========      =======         =======

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
[OBJECT OMITTED]

                                                                         Six Months Ended
                                                                             June 30,
                                                                  --------------------------
                                                                       2002          2001
                                                                  --------------- ----------

Net cash provided by operating activities                             $4,494         $3,725

 Investing Activities
    Capital expenditures                                              (3,927)        (3,911)
    Proceeds from sale of assets                                         550             --
                                                                      ------         ------

 Net cash used in investing                                           (3,377)        (3,911)
 activities

 Financing Activities
    Short-term credit facilities, net                                   (702)         2,102
    Proceeds (Repayments) of long-term debt, net                         (29)        (2,649)
    Dividend to minority shareholder                                    (390)          (531)
                                                                      ------         ------
 Net cash used in financing activities                                (1,121)        (1,078)
 Effect of foreign currency exchange rate
 changes on cash and cash equivalents                                   (256)          (161)
                                                                      ------         ------
 Increase (decrease) in cash and cash
 equivalents                                                            (260)        (1,425)

 Cash and cash equivalents - beginning of year                         9,741          8,278
                                                                      ------         ------
 Cash and cash equivalents - end of period                            $9,481         $6,853
                                                                      ======         ======

 Supplemental disclosures of cash flow
 information
    Taxes                                                             $1,600         $1,300
    Interest                                                           1,500          2,200
    Reorganization items                                                 189            800

                                  See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AND COMPREHENSIVE LOSS - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2002
(Dollars in thousands)

                                                                              Accumulated
                                                                              Other
                  Preferred                                                   Compre-
                    Stock      Common     Capital    Retained     Treasury    hensive        Total
                   Series B    Stock      Surplus    Deficit      Stock       Loss           Deficit
                  ---------    -------    -------    ----------   ---------   ------------   -------

Balance -
January 1,
       2002        $    24     $   278    $82,525     $(197,337)   $(1,285)   $(45,739)      $(161,534)

 Net Loss
                                                         (3,097)                                (3,097)

Currency
   Translation
   Adjustments                                                                 (10,203)        (10,203)
                  --------    --------   --------    --------     --------    --------       ---------
  Balance
  June 30,
      2002        $     24    $    278   $82,525     $(200,434)   $(1,285)    $(55,942)      $(174,834)
                  ========    ========   =======     =========    =======     ========       =========

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 91.5% owned Australian company (see Note G) with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of June 30, 2002 and for the six months and second quarter periods ended June 30, 2002 and 2001 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the six months and second quarter ended June 30, 2002 may not be indicative of the results that may be expected for the full year.

In December 1999, the Parent (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent's Third Amended plan of reorganization (the "Third Plan") in the Chapter 11 Proceeding.

However, in the intervening period since the Bankruptcy court's confirmation of the Third Plan, the company has been and continues to be adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. As a result of these factors, the Third Plan was not consummated.

On May 24, 2002, the Parent submitted its Disclosure Statement (the "Disclosure Statement") with respect to its proposed Fourth Amended Reorganization Plan (the "Fourth Plan") to the Bankruptcy Court.

In addition to the changes contemplated under the Third Plan, the Fourth Plan provides for the conversion of the Parent's 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "11 5/8% Senior Unsecured Notes") into the Parent's 10 3/8% Senior Secured Notes due June 1, 2002 (the "10 3/8% Senior Secured Notes"). Such a proposal would affect the holders of the 11 5/8% Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature until January 31, 2005. In addition, however, holders of the 11 5/8% Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes. Under the Fourth Plan, the 10 3/8% Senior Secured Notes and the indenture governing the 10 3/8% Senior Secured Notes would also be modified to extend the maturity date of the 10 3/8% Senior Secured Notes until January 31, 2005, and to modify certain other provisions to afford the Parent somewhat greater flexibility in operating its business following consummation. The Fourth Plan modifies the Third Plan in certain other respects as well. For a complete description of the Fourth Plan, see the Disclosure Statement with Respect to the Fourth Amended Reorganization Plan of American Banknote Corporation, as submitted to the Bankruptcy Court and filed as an exhibit to the Parent's Form 8-K filed on May 24, 2002.

On July 18, 2002, the Bankruptcy Court entered an order: (a) approving the Parent's Disclosure Statement as containing adequate information and information appropriate under the applicable provisions of the United States Bankruptcy Code and (b) authorizing the Parent to solicit the 11 5/8% Senior Unsecured Notes and re-solicit the 10 3/8% Senior Secured Notes in accordance with the Fourth Plan. Since the treatment of the remaining classes under the Fourth Plan is unchanged from the previous plan, the Bankruptcy Court entered a solicitation procedures order not to re-solicit such classes.

The hearing to consider confirmation of the Fourth Plan (the "Confirmation Hearing") is scheduled to commence on August 21, 2002 with August 16, 2002 fixed as the last date and time for filing and serving objections to confirmation of the Fourth Plan.

However, as of the date of this filing, there can be no assurance that the Fourth Plan will be consummated, or that the Parent will not need seek further amendments to the Fourth Plan, particularly in light of the most recent devaluation of the Brazilian currency, the Real. Between May 24, 2002 (the date upon which the Fourth Plan was filed) and July 31, 2002, the Brazilian Real experienced a devaluation of 48% against the U.S. Dollar. The Company has significant operations in Brazil, which accounted last year for more than half of the Company's sales, operating profit and cash flow. Therefore, if the decline of the Real persists, the Company may be forced to propose further amendments to the Fourth Plan.

The Company has significant operations not only in Brazil, but in Australia, Argentina and France as well, and on a consolidated basis the operations have experienced significant foreign exchange rate fluctuations against the U.S. Dollar in 2001. Foreign exchange rate fluctuations on a comparative basis continued to exist in the first six months and second quarter of 2002 when compared to the same periods in 2001. In the period post June 30, 2002, the Brazilian exchange rate has experienced severe further devaluation as discussed below.

For the six months ended June 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 14% and 141%, respectively against the U.S. Dollar when compared to the six months ended June 30, 2001. The Australian currency during this same period experienced an average appreciation of 3%, while the Euro remained relatively the same when compared to the prior year.

For the second quarter ended June 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 9.5% and 189%, respectively against the U.S. Dollar when compared to the second quarter ended June 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 7.9% and 5%, respectively when compared to the prior year.

As of July 31, 2002, the Real had further weakened to R$3.49 to the U.S. Dollar, which represents a devaluation of approximately 50% when compared to the beginning of 2002 (R$2.32). Historically, particularly in 2001, the Brazilian Real experienced tremendous volatility against the U.S. Dollar with the Real devaluing at its lowest level by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). The Real continues to experience significant volatility due in part to Brazil's presidential elections scheduled for later this year, the up-coming maturity of a large amount of government indebtedness, the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below. The impact of devaluation at ABNB as of June 30, 2002 resulted in a decrease to consolidated equity of approximately $7.5 million since the beginning of the year. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

The severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain U.S. Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At July 26, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.66.

As a result of Argentina's devaluation, effective January 1, 2002, the Company's financial statements include the impact of foreign currency translation on Transtex in accordance with FASB Statement No. 52, "Foreign Currency Translation." The Argentine Peso was therefore adopted as the functional currency for translation purposes and as is the case with the Parent's other foreign subsidiaries, the balance sheet accounts of Transtex have been translated using the exchange rates in effect at the balance sheet date and the income statement amounts have been translated using the average exchange rate for the six months and second quarter ended June 30, 2002. The impact of devaluation at Transtex as of June 30, 2002 resulted in a decrease to consolidated equity of approximately $2.6 million since the beginning of the year.

Reference should be made to the Company's Annual Reports on Form 10-K for the years ended December 31, 2000 and December 31, 2001, and the Company's current reports on Form 8-K filed on August 16, 2001 and June 3, 2002 for a further discussion of the Chapter 11 Proceeding and other risk factors.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE B - EARNINGS PER SHARE COMPUTATIONS.

Amounts used in the calculation of basic and diluted per share amounts for the six months and second quarter ended June 30, 2002 and June 2001 were as follows:

                                                       Six Months Ended         Second Quarter Ended
                                                            June 30,                  June 30,
                                                         2002       2001        2002       2001
                                                         ----       ----        ----       ----

Numerator for  income (loss) from
   continuing operations                                 $(3,097)  $(7,064)       $88      $(5,033)
                                                         =======   =======        ===      =======

Denominator for per share computations
Weighted average number of shares outstanding
    (in thousands):
    Common Stock                                          25,089    25,089     25,089       25,089
    Series B Preferred Stock                               2,405     2,405      2,405        2,405
                                                           -----     -----      -----        -----
    Denominator for per share computations                27,494    27,494     27,494       27,494
                                                          ======    ======     ======       ======

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

The Company did not engage in any material hedging activities for the six months ended June 30, 2002 and had no material derivative contracts outstanding as of June 30, 2002. As a result, the adoption of the new statement did not have any material impact on the Company's results of operations or financial position.

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." As a result, amortization of existing goodwill ceased and the remaining book value will be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. For the six months and second quarter ended June 30, 2002, the non-amortization of goodwill had the effect of increasing net income by approximately $1.1 and $0.5 million, respectively and on a prospective basis will result in a full year increase to net income of approximately $2.2 million in 2002.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
Note D - Inventories (Dollars in thousands) consisted of the following:

                                              June 30,                 December 31,
                                                2002                          2001
                                                ----                          ----

                                                 $1,131                       $578
Finished goods
Work-in-progress                                  7,410                      8,969
Raw materials and supplies net of
     allowances of $467 and
     $968, respectively)                          9,859                      8,715
     -----                                        -----                      -----
                                                $18,400                    $18,262
                                                =======                    =======

Inventories are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) method.

NOTE F - RESTRUCTURING

In the first quarter of 2002, LM announced to its employees and customers a restructuring program for the purpose of consolidating its manufacturing operations. In the initial stage of the program, approximately 80 employees were terminated at one of its manufacturing facilities as part of a downsizing. This resulted in a restructuring charge for the six months and second quarter of 2002 of approximately $1.7 million and $0.3 million, respectively, of which $1.4 million was paid in the first quarter of 2002 and $0.3 million in the second quarter of 2002. Based upon current estimates, LM's management believes that the cost resulting from the initial stage of the program will be recovered within one year from its execution. The Company is presently reviewing the effects of the above program in order to quantify and measure any additional cost to be recorded in 2002, and to better estimate the total annual cost savings to be achieved on an ongoing basis.

NOTE G - GOODWILL AND ASSET IMPAIRMENT

In the second quarter of 2001, the Company determined the remaining goodwill at Transtex to be impaired. Accordingly, the Company provided for a $1.9 million impairment charge in the second quarter of 2001.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE H - Long-term debt of subsidiaries

On June 26, 2001, the LM debt agreement was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As of June 30, 2002, approximately 8.5% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

NOTE I - SEGMENT DATA

Summarized financial information for the six months ended June 30, 2002 and 2001 concerning the Company's reportable segments is as follows (in thousands):

                                                                 Six Months Ended
                                                                 ----------------
                                                    June 30, 2002           June 30, 2001
                                                    -------------           -------------
                                                           Operating                 Operating
                                                            Profit                   Profit
                                               Sales       (Loss)         Sales      (Loss)
                                               -----       ------         -----      ------

Brazil                                        $54,939     $6,717         $56,846      $4,340

Australia                                      24,656     (1,333)         29,608       1,580

United States                                  16,258      2,843          15,828       1,714

France                                          4,678        327           3,636         180
Argentina                                       2,366        534           4,177      (2,350)
Corporate - United States                                 (2,008)                     (2,102)
                                             --------     ------        --------      ------

Totals                                       $102,897     $7,080        $110,095      $3,362
                                             ========     ======        ========      ======

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the six months ended June 30, 2002 and 2001 as follows (Dollars in thousands):

                                                    Six Months Ended
                                                    ----------------
                                     June 30, 2002              June 30, 2001
                                     -------------              -------------
                                       Sales            %         Sales        %
                                       -----            -         -----        -

Transaction Cards and Systems           $34,084         33.1        $35,836     32.5
Printing Services and
   Document Management                   16,575         16.1         20,800     18.9
Security Printing Solutions              52,238         50.8         53,459     48.6
                                         ------         ----         ------     ----
Total Sales                            $102,897        100.0       $110,095    100.0
                                       ========        =====       ========    =====

NOTE I - SEGMENT DATA (continued)

Summarized financial information for the second quarter ended June 30, 2002 and 2001 concerning the Company's reportable segments is as follows (in thousands):

                                                                        Second Quarter Ended
                                                                        ---------------------
                                                     June 30, 2002                  June 30, 2001
                                                     -------------                  -------------
                                                                     Operating                  Operating
                                                     Net             Profit         Net          Profit
                                                     Sales           (Loss)         Sales        (Loss)
                                                     -----           ------         -----        ------

Brazil                                               $27,659         $3,602          $25,601        $1,272

Australia                                             12,687             (4)          14,221           969

United States                                          9,771          2,577            8,290           596

France                                                 2,027            186            1,798            94
Argentina                                                844            145            2,098        (2,145)
Corporate - United States                                            (1,040)                        (1,092)
                                                      ------         ------          ------         -------
Totals                                               $52,988         $5,466          $52,008         $(306)
                                                     =======         ======          =======         =====

The table below presents the principal product line components of these sales for the second quarter ended June 30, 2002 and 2001 as follows (dollars in thousands):

                                                           Second Quarter Ended
                                                           ---------------------
                                              June 30, 2002                   June 30, 2001
                                              -------------                 -------------
                                              Sales             %           Sales        %
                                              -----             -           -----        -

Transaction Cards and Systems                  $15,878           30.0       $17,013      32.7
Printing Services and
   Document Management                           8,864           16.7         9,575      18.4
Security Printing Solutions                     28,246           53.3        25,420      48.9
                                                ------           ----        ------      ----
Total Sales                                    $52,988          100.0       $52,008     100.0
                                               =======          =====       =======     =====

NOTE J - OTHER EVENTS

State and Local Taxes

The statute of limitations relating to the potential assessment of New York City Franchise taxes, for tax years ended 1993 through 1997 expired on June 30, 2002. As a result of the expired statute, the Parent estimates that approximately $0.4 million of amounts reserved for assessment, including interest of $0.1 million, are no longer required and will be reversed in the third quarter of 2002. The Parent continues to vigorously contest the NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.1 million related to tax years up to and including 1992 for which the Parent is adequately reserved. Management believes that it has meritorious defenses with regard to the assessment for these years.

Brazil Value Added Taxes

In July 2002, ABNB received federal government approval to utilize approximately $2 million in certain value added tax credits not previously claimed. ABNB will be permitted to carry forward these credits and offset them against future federal taxes. It is anticipated that the majority of these credits will be utilized by the end of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 91.5% owned Australian company (see "Liquidity and Capital Resources") with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

General

Sales by foreign subsidiaries represent approximately 84% and 86% of the Company's consolidated sales for both the six months ended June 30, 2002 and June 30, 2001, respectively. Sales by foreign subsidiaries represent approximately 82% and 84% of the Company's consolidated sales for the second quarter ended June 30, 2002 and June 30, 2001, respectively. Foreign exchange rate fluctuations on a comparative basis continued to exist in the first six months and second quarter of 2002 when compared to the same periods in 2001. In the period post June 30, 2002, the Brazilian exchange rate has experienced severe further devaluation as discussed below. In addition, the Company has significant operations in Brazil, Australia, Argentina and France which have experienced significant foreign exchange rate fluctuations against the U.S. Dollar in 2001.

For the six months ended June 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 14% and 141%, respectively against the U.S. Dollar when compared to the six months ended June 30, 2001. The Australian currency during this same period experienced an average appreciation of 3%, while the Euro remained relatively the same when compared to the prior year.

For the second quarter ended June 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 9.5% and 189%, respectively against the U.S. Dollar when compared to the second quarter ended June 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 7.9% and 5%, respectively when compared to the prior year.

As of July 31, 2002, the Real had further weakened to R$3.49 to the U.S. Dollar, which represents a devaluation of approximately 50% when compared to the beginning of 2002 (R$2.32). The Real continues to experience significant volatility due in part to Brazil's presidential elections scheduled for later this year, the up-coming maturity of a large amount of government indebtedness, the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below. Historically, particularly in 2001, the Brazilian Real experienced tremendous volatility against the U.S. Dollar with the Real devaluing at its lowest level by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). The impact of devaluation at ABNB as of June 30, 2002 resulted in a decrease to consolidated equity of approximately $7.5 million since the beginning of the year. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

Transtex has been, and continues to be, negatively impacted by Argentina's ongoing economic recession, political instability, extremely high levels of unemployment and interest rates, and default on the government debt, such that any further deterioration may impact Transtex's ability to continue as a going concern. The Parent is monitoring the operations of Transtex to insure that it continues to cover its operating expenses, while continuing to evaluate the possibility of closing its operations in Argentina, which will depend in large part on the ability of Transtex to remain profitable. Any closure of all or part of Transtex's operations will not have a material effect on the Company's consolidated results of operations.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At July 26, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.66.

The comparisons that follow isolate and quantify the effect that changes in foreign exchange rates have had on the results of operations of the Company, thereby enabling comparison of operating results of the Company's subsidiaries in U.S. constant dollar terms ("constant dollars").

Comparison Of Results Of The Six Months Ended June 30, 2002 With The Six Months Ended June 30, 2001.

Sales

Sales decreased by $7.2 million or 7% from 2001. Exchange rate devaluation resulted in net decreased revenues of approximately $10.5 million, of which $7.9 million is attributable to Brazil and $3.4 million to Argentina. The devaluation in these countries was partly offset by an appreciation in the Australian currency resulting in increased revenues of $0.8 million. During these periods there was no exchange rate impact in France as the Euro remained relatively constant. After giving effect to the above net devaluation, sales increased by $3.3 million in constant dollars as a result of higher sales in Brazil of $6.0 million, Argentina of $1.5 million, France of $1.0 million and the United States of $0.5 million, partly offset by lower sales in Australia of $5.7 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The increase of $0.5 million in sales in the United States was due to $1.8 million in higher revenue generated primarily from ABN's distribution and fulfillment program with the United States Postal Service (the "USPS") and $1.7 million in increased sales from food coupons primarily related to the timing of orders placed within each year by the United States Department of Agriculture, (the "USDA"). These increases were partly offset by $0.7 million in lower stock and bond sales, $1.6 million in decreased sales of secure government print and $0.7 million in lower secure commercial sales. The continued trend toward next day settlement, the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector and the continued implementation by the USDA to replace printed food coupons with electronic card-based food coupon benefits are expected to have a negative effect on the future mix of sales and gross margins at ABN.

Sales in Australia at LM were $5.7 million lower when compared to the prior year as sales in all three product lines experienced negative trends. SPS sales were $3.1 million lower, mainly resulting from $1.9 million in lower sales due to decreases in check usage and check prices received from banks. Additional declines in SPS sales of approximately $1.2 million were due to a reduction in orders placed for passports by the Australian government stemming from the downturn in travel after September 11, 2001, excess inventory presently held by the government, and the decision by the government not to renew the passport contract with LM. It is anticipated that the downward trends on checks and passports will continue throughout the balance of the year. Sales of TCS products declined by approximately $2.0 million resulting from the loss of a phone card contract to a competitor and a reduction in export sales to China as a result of a change in Chinese banking regulations which curtailed the importation of cards. In addition, higher card sales were generated last year as a result of the merger of certain banks and the issuance of certain loyalty card programs which did not occur this year. PSDM sales were lower by $0.6 million due to competitive pricing pressures and a weak print market.

At Transtex, TCS sales increased by $1.5 million despite the severe and ongoing economic recession which continues to negatively impact Argentina. The increase was primarily due to an increase in orders placed on prepaid telephone cards and higher pricing received on bank debit and credit cards. In addition the devaluation of its local currency, the Argentine Peso, has allowed Transtex to be more competitive with foreign suppliers. Despite this temporary improvement in sales in the first six months, there is no guarantee that this trend will continue as the economy of and credit markets in Argentina continue to remain highly volatile, such that the overall trend in card usage remains uncertain.

In France, the increase of $1.0 million in TCS sales at CPS was principally due to stronger demand for phone cards of $0.8 million and bank and other financial cards of $0.2 million.

Sales at ABNB in Brazil were $6.0 million higher than in 2001. The net increase is attributable to higher TCS and SPS sales of $3.3 million and $4.7 million, respectively partly offset by a decrease in PSDM sales of $2.0 million. The $3.3 million increase in TCS sales is due to an increase in phone cards of $3.8 million of which the increase is evenly split between price and volume, partly offset by reduced demand of $0.5 million on credit and debit card issuances. The $4.7 million increase in SPS sales results primarily from an increase in driver's license revenues of $2.8 million due to incremental revenue generated from adding fingerprint identification on drivers licenses and an increase in checks and electronic print of $1.9 million due to new business received from telephone and banking customers. The $2.0 million net reduction in PSDM volume levels was due to decreased demand, primarily from ABNB's minority shareholder Bradesco Bank.

Cost of Goods Sold

Cost of goods sold decreased $9.0 million or 12% as compared to 2001, with a corresponding increase in gross margins of $1.8 million. The impact of exchange rate devaluation accounts for decreased cost of goods sold and gross margins of approximately $7.2 million and $3.3 million, respectively. The net effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $6.1 million and $1.8 million and Argentina - $1.7 million and $1.7 million. The devaluation in these countries was partly offset by an appreciation in Australia's currency resulting in an increase in costs of goods sold and gross margins of $0.6 million and $0.2 million, respectively. There was no exchange rate impact in France as the Euro remained relatively constant during these periods.

After giving effect to the above net devaluation, cost of goods sold in constant dollars decreased by $1.8 million, which resulted primarily from a reduction in costs and a favorable change in product mix. As a result, gross margins in constant dollars increased by approximately $5.1 million when compared to the prior year. The net decrease in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold decreased to 72.5% in 2002 as compared to 75.9% in 2001. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                            Six Months Ended June 30,
                                            -------------------------
                                          2002                   2001
                                          ----                   ----

                Brazil                    76.9%                  79.8%
                Australia                 75.7%                  77.1%
                United States             54.4%                  58.9%
                Argentina                 51.6%                  79.4%
                France                    77.9%                  75.9%

Cost of goods sold at ABNB in Brazil increased by $3.0 million from 2001, with a corresponding increase in gross margins of $3.0 million. Cost of goods sold as a percentage of sales decreased by 2.9% when compared to 2001. The increase in cost of goods sold in constant dollar terms was directly attributable to the increase in sales partly offset by a reduction in chemical and spoilage costs on phone cards.

Costs of goods sold at LM in Australia decreased by $4.8 million and resulted in a corresponding reduction in gross margins of $0.9 million when compared to the prior year. As a percentage of sales, cost of goods sold decreased by 1.4% when compared to the prior year. The decrease in cost of goods sold in constant dollar terms was primarily attributable to lower variable costs of $2.8 million directly related to the decrease in sales volume discussed above, and reductions in fixed overhead of $2.2 million resulting from the cost savings and profit improvement programs initiated both this year and last year, partly offset by $0.2 million due to a change in product mix.

Cost of goods sold at ABN in the United States decreased by $0.5 million and resulted in an increase in gross margins of $1.0 million when compared to the prior year. As a percentage of sales, cost of goods sold decreased by approximately 4.5% when compared to the prior year principally due to a change in product mix resulting from additional incentive revenue received from the USPS distribution and fulfillment program partly offset by sales of other print services with lower margins and higher costs.

In Argentina, cost of goods sold at Transtex was approximately $0.4 million lower than in 2001, which resulted in an increase in gross margins of $1.9 million. As a result, cost of goods sold as a percentage of sales improved by 27.8% over the prior year. This improvement was primarily the result of reductions in personnel. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend will continue.

At CPS in France, cost of goods sold increased by approximately $0.9 million when compared to 2001 resulting in an increase in gross margins of $0.1 million. As a percentage of sales, cost of goods sold increased by approximately 2.0% from 2001 primarily due to a change in product mix with lower margin phone card volumes replacing reduced volumes on higher margin bank cards.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $0.7 million when compared to 2001. Exchange rate devaluation resulted in decreases in such expenses of approximately $1.1 million, attributable to devaluation of $0.5 million in Brazil and $0.7 million in Argentina, partly offset by an appreciation in Australia of $0.1 million. As a result, the net increase in selling and administrative expense from the prior year in constant dollars is $0.4 million. Most of the operating subsidiaries closely approximated the prior year with the exception of $0.5 million in increased professional fees in Australia in connection with work performed in connection with a potential acquisition, partly offset by lower administrative costs at ABN of $0.1 million. As a result of the above, selling and administrative expenses as a percentage of sales were higher at 14.9 % in 2002 as compared to 14.5% in 2001.

Restructuring

The restructuring charge of $1.7 million for the first six months of 2002 represents termination payments to employees in connection with LM's restructuring program (the "LM Restructuring") for the purpose of consolidating its manufacturing operations (See Note F to the Company's Consolidated Financial Statements provided herein for further information).

Goodwill and asset impairment

Goodwill and asset impairment occurring in 2001 represents the remaining write down of goodwill on the books of Transtex as a result of operating losses and the economic uncertainties in Argentina. (See Note H to the Company's Consolidated Financial Statements provided herein for further information).

Depreciation Expense

Depreciation and amortization expense for the first six months of 2002 was $1.1 million lower when compared to the first six months of 2001. Exchange rate devaluation accounts for approximately $0.5 million of this decrease, resulting in a net decrease of $0.6 million in constant dollars. This decrease was primarily the result of the elimination of goodwill amortization in accordance with SFAS 142, "Goodwill and Other Intangible Assets", of approximately $1.1 million partly offset by an increase in depreciation expense of $0.5 million primarily attributable to capital expenditures in Brazil.

Interest Expense

Interest expense was approximately $0.9 million lower when compared to 2001. Exchange rate devaluation was not a factor in this decrease. This decrease resulted primarily from the interest rate reduction received of $1.2 million as a result of the amendment to LM's debt agreement which was executed in June 2001 partly offset by $0.3 million in additional accrued interest payable in kind on the Parent's U.S. Dollar denominated public debt to be restructured upon consummation of the Parent's plan of reorganization.

Other, Net

Other net in 2002 was approximately the same when compared to 2001. The majority of the net changes relate to a gain of $0.5 million from the proceeds received by ABN from a one-time private sale of certain printed materials partly offset by a $0.5 million loss resulting from the partial sale of certain net assets in connection with a start-up joint venture in Brazil.

Bankruptcy Costs

Bankruptcy costs increased by $0.6 million when compared to 2001 principally due to additional administrative costs associated with work done related to the Parent's proposed Fourth Amended Reorganization Plan (the "Fourth Plan"). Additional administrative expenses will be required to complete the confirmation and consummation of the Parent's plan of reorganization, the full effects of which cannot be readily determined. Moreover, if further amendments to the Fourth Plan are required, this will also result in additional administrative expenses in an amount which cannot be predicted (See Part II, Item 1-Legal Proceedings for further information on the Fourth Plan and related matters).

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

Comparison Of Results Of The Second Quarter Ended June 30, 2002 With The Second Quarter Ended June 30, 2001.

Sales

Sales increased by $1.0 million or 1.9% from 2001. Exchange rate devaluation resulted in net decreased revenues of approximately $3.1 million, resulting from devaluation decreases of $2.6 million attributable to Brazil and $1.6 million to Argentina, which was partly offset by appreciation increases of $1.0 million in Australia and $0.1 million in France. After giving effect to the above net devaluation, sales increased by $4.1 million in constant dollars as a result of higher sales in Brazil of $4.7 million, Argentina of $0.3 million, France of $0.1 million and the United States of $1.5 million, partly offset by lower sales in Australia of $2.5 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The increase of $1.5 million in sales in the United States was due to $2.4 million in increased sales from food coupons primarily related to the timing of orders placed within each year by the USDA and $0.7 million in higher revenue generated primarily from ABN's distribution and fulfillment program with the the USPS. These increases were partly offset by $0.1 million in lower stock and bond sales, $0.7 million in decreased sales of secure government print and $0.8 million in lower secure commercial sales. The continued trend toward next day settlement, the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector and the continued implementation by the USDA to replace printed food coupons with electronic card-based food coupon benefits are expected to have a negative effect on the future mix of sales and gross margins at ABN.

Sales in Australia at LM were $2.5 million lower when compared to the prior year as sales in all three product lines experienced negative trends. SPS sales were $0.8 million lower mainly resulting from lower sales due to decreases in check usage and check prices received from banks. It is anticipated that the downward trend on checks will continue throughout the balance of the year. Sales of TCS products declined by approximately $1.4 million resulting from the loss of a phone card contract to a competitor and a reduction in export sales to China as a result of a change in Chinese banking regulations which curtailed the importation of cards. In addition, higher card sales were generated last year as a result of the merger of certain banks and the issuance of certain loyalty card programs which did not occur this year. PSDM sales were lower by $0.3 million due to competitive pricing pressures and a weak print market.

At Transtex, TCS sales increased by $0.3 million despite the severe and ongoing economic recession which continues to negatively impact Argentina. The increase was primarily due to an increase in orders placed on prepaid telephone cards and higher pricing received on bank debit and credit cards. In addition the favorable exchange rate has allowed Transtex to be more competitive with foreign suppliers. Despite this temporary improvement in sales in the second quarter, there is no guarantee that this trend will continue as credit markets in Argentina continue to remain highly volatile such that the overall trend in card usage remains uncertain.

In France, the increase of $0.1 million in TCS sales at CPS was principally due to stronger demand for phone cards.

Sales at ABNB in Brazil were $4.7 million higher than in 2001. The net increase is attributable to higher TCS and SPS sales of $1.8 million and $2.9 million, respectively. The $1.8 million increase in TCS sales is due to an increase in phone cards of $1.5 million of which the increase is evenly split between price and volume and an increase of $0.3 million resulting from higher volumes on credit and debit card issuances. The $2.9 million increase in SPS sales results primarily from an increase in driver's license revenues of $1.7 million due to incremental revenue generated from adding fingerprint identification on drivers licenses and an increase in checks and electronic print of $1.2 million due to new business received from telephone and banking customers.

Cost of Goods Sold

Cost of goods sold decreased $3.1 million or 7.7% as compared to 2001, with a corresponding increase in gross margins of $4.1 million. The impact of exchange rate devaluation accounts for decreased cost of goods sold and gross margins of approximately $2.0 million and $1.1 million, respectively. The net effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $2.0 million and $0.6 million and Argentina - $0.8 million and $0.8 million. The devaluation in these countries was partly offset by an appreciation in Australia's currency which resulted in an increase in costs of goods sold and gross margins of $0.7 million and $0.3 million, respectively and in France as the effect of the Euro's appreciation resulted in an increase in cost of goods sold and gross margins of $0.1 million and nil respectively.

After giving effect to the above net devaluation, cost of goods sold in constant dollars decreased by $1.1 million, which resulted primarily from a reduction in costs and a favorable change in product mix. As a result, gross margins in constant dollars increased by approximately $5.2 million when compared to the prior year. The net decrease in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold decreased to 70.0% in 2002 as compared to 77.3% in 2001. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                   Second Quarter Ended June 30,
                                   ------------------------------
                                 2002                    2001
                                 ----                    ----

       Brazil                    76.5%                   82.4%
       Australia                 72.1%                   76.8%
       United States             50.8%                   62.7%
       Argentina                 48.6%                   79.3%
       France                    70.6%                   73.2%

Cost of goods sold at ABNB in Brazil increased by $2.0 million from 2001, with a corresponding increase in gross margins of $2.7 million. Cost of goods sold as a percentage of sales decreased by 5.9% when compared to 2001. The increase in cost of goods sold in constant dollar terms was directly attributable to the increase in sales partly offset by a reduction in chemical and spoilage costs on phone cards.

Costs of goods sold at LM in Australia decreased by $2.4 million and resulted in a decrease in gross margins of $0.1 million when compared to the prior year. As a percentage of sales, cost of goods sold decreased by 4.7% when compared to the prior year. The decrease in cost of goods sold in constant dollar terms was primarily attributable to lower variable costs of $1.3 million directly related to the decrease in sales volume discussed above, and reductions in fixed overhead of $1.1 million resulting from the cost savings and profit improvement programs initiated both this year and last year.

Cost of goods sold at ABN in the United States decreased by $0.2 million and resulted in an increase in gross margins of $1.7 million when compared to the prior year. As a percentage of sales, cost of goods sold decreased by approximately 11.9% when compared to the prior year principally due to change in product mix resulting from additional incentive revenue received from the USPS distribution and fulfillment program and higher revenues from lower cost food coupon orders, partly offset by sales of other print services with lower margins and higher costs.

In Argentina, cost of goods sold at Transtex was approximately $0.5 million lower than in 2001, which resulted in an increase in gross margins of $0.8 million. As a result, cost of goods sold as a percentage of sales improved by 30.7% over the prior year. This improvement was primarily the result of reductions in personnel. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend will continue.

At CPS in France, cost of goods sold was approximately the same when compared to 2001 resulting in an increase in gross margins of $0.1 million. As a percentage of sales, cost of goods sold decreased by approximately 2.6% from 2001 primarily due to a change in product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased by $0.2 million when compared to 2001. The impact of exchange rate devaluation accounts for an approximate $0.3 million decrease in expense, resulting from devaluation of $0.2 million and $0.3 million in Brazil and Argentina, respectively, offset by an appreciation in Australia of $0.2 million. The currency effect with respect to the Euro in France was nil. As a result, the net increase in selling and administrative expense from the prior year in constant dollars is $0.5 million. Most of the operating subsidiaries closely approximated the prior year with the exception of $0.5 million in increased professional fees in Australia in connection with work performed in connection with a potential acquisition. As a result of the above, selling and administrative expenses as a percentage of sales were higher at 15.0 % in 2002 as compared to 14.9% in 2001.

Restructuring

The restructuring charge of $0.3 million for the second quarter of 2002 represents termination payments to employees in connection with the LM Restructuring for the purpose of consolidating its manufacturing operations (See Note F to the Company's Consolidated Financial Statements provided herein for further information).

Goodwill and asset impairment

Goodwill and asset impairment occurring in 2001 represents the remaining write down of goodwill on the books of Transtex as a result of operating losses and the economic uncertainties in Argentina. (See Note H to the Company's Consolidated Financial Statements provided herein for further information).

Depreciation Expense

Depreciation and amortization expense was $0.4 million lower when compared to 2001. Exchange rate devaluation accounts for approximately $0.1 million of this decrease, resulting in a net decrease of $0.3 million in constant dollars. This decrease was primarily the result of the elimination of goodwill amortization in accordance with SFAS 142, "Goodwill and Other Intangible Assets", of approximately $0.5 million partly offset by an increase in depreciation expense of $0.2 million primarily attributable to capital expenditures in Brazil.

Interest Expense

Interest expense was approximately $0.2 million lower when compared to 2001. Exchange rate devaluation was not a factor in this decrease. This decrease resulted primarily from the interest rate reduction received of $0.4 million as a result of the amendment to LM's debt agreement which was executed in June 2001 partly offset by $0.2 million in additional accrued interest payable in kind on the Parent's U.S. Dollar denominated public debt to be restructured upon consummation of the Parent's plan of reorganization.

Other, Net

Other net for the second quarter of 2002 was approximately the same when compared to the first quarter of 2001. The majority of the net changes relate to a gain of $0.5 million from the proceeds received by ABN from a one-time private sale of certain printed materials partly offset by a $0.5 million loss resulting from the partial sale of certain net assets in connection with a start-up joint venture in Brazil.

Bankruptcy Costs

Bankruptcy costs increased by $0.5 million when compared to 2001 principally due to additional administrative costs associated with work done related to the Fourth Plan. Additional administrative expenses will be required to complete the confirmation and consummation of the Parent's plan of reorganization, the full effects of which cannot be readily determined. Moreover, if further amendments to the Fourth Plan are required, this will also result in additional administrative expenses in an amount which cannot be predicted.

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

Liquidity and Capital Resources

Summary of Cash Flows. Cash flow decreased by $0.3 million in the first six months of 2002 compared to a decrease of $1.4 million in the comparable period of 2001. This $1.1 million positive variance resulted principally from the following:

•	An $0.8 million net increase in net cash provided by operating activities. This is due to a favorable net working capital variance of $1.4 million primarily attributable to $3.5 million in increased receivable collections at ABN which were billed in the fourth quarter of 2001 and received in 2002, $1.0 million in higher accrued expenses at the Parent company primarily in connection with administrative expenses to be paid with respect to its plan of reorganization and $0.4 million in net other favorable working capital changes. These increases were principally offset by the timing of customer billings and collections at ABNB of $2.3 million and the repayment of $1.2 million in advance payments returned to a customer by LM pursuant to the terms of a long-term supply agreement. This favorable net working capital variance was partly offset by a net decrease in net income after non-cash adjustments of $0.6 million.

•	A $0.5 million net increase in cash flow from investing activities resulting from a one-time private sale of certain printed materials outside the ordinary course of business by ABN.

•	A $0.1 million net decrease in cash from financing activities attributable to a net decrease in short-term borrowings of $2.8 million partly offset by decreased payments in long-term debt of $2.6 million and a $0.1 million reduction in dividends paid in 2002 to the minority shareholder of ABNB. The decrease in net short-term borrowings is due to a reduction in equipment financing in Brazil of $3.2 million and repayments of ABN's working capital facility of $2.4 million, partly offset by a $2.4 million increase in LM's borrowing under its revolving credit facility and the $0.4 million repayment in 2001 of the working capital facility in France. The decrease in long-term debt payments is the result of repayments in 2001 in connection with Brazil's long-term equipment financing of $2.0 million and Australia's senior debt of $0.6 million.

•	A $0.1 million net decrease in cash due to the impact of exchange rate devaluation in 2002 on cash balances on hand.

Short-Term Borrowings. At June 30, 2002, the Company's subsidiaries had outstanding approximately $4.2 million under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, had a three-year asset based revolving credit facility, which matured on July 7, 2002, for general working capital and letters of credit purposes. At June 30, 2002, ABN had approximately $0.8 million of availability under its credit facility of which $0.4 million was used for general working capital purposes and $0.3 million was used for outstanding letters of credit, leaving approximately $0.1 million available for borrowing. Although ABN's existing credit facility matured on July 7, 2002, in March 2002 ABN executed a new one-year $2 million asset based working capital facility with a local bank in Tennessee which became effective on July 8, 2002 upon expiration of the prior facility. Under the terms of the new facility, ABN has the right to renew the facility for two additional years. The Company's Brazilian subsidiary, ABNB, had $0.9 million of short-term borrowings at June 30, 2002 in connection with various equipment purchases. The Company's French subsidiary, CPS, had available approximately $1.1 million undrawn under its working capital revolving credit facility at June 30, 2002, with approximately $0.1 million in borrowings against the facility since that date. In addition, the Company's Australian subsidiary, LM, has a working capital and letter of credit facility of approximately $3.1 million with a local bank collateralized by LM's banking syndicate. At June 30, 2002, LM had used approximately $2.9 million for general working capital purposes and termination payments in connection with the LM Restructuring, and $0.3 million for outstanding letters of credit under the line, leaving no further availability under the line. Availability under the LM line fluctuates within any particular month based on the timing of receipts and payments. Management believes that based upon its current restructuring program, LM should generate sufficient cash flows from operations to meet its operating needs. Only if actual operating results fall significantly short of projections will LM experience severe liquidity problems. The Company's Argentine subsidiary, Transtex had no borrowings outstanding at June 30, 2002 and as a result of overall credit tightening by the banks in Argentina, no further credit terms are available.

Long-Term Debt. The Parent's long-term debt subject to compromise (excluding accrued interest) consists of $56.5 million on its 10 3/8% Senior Notes due June 1, 2002 (the "10 3/8% Senior Secured Notes"), $95.0 million on its 11 ¼% Senior Subordinated Notes due December 1, 2007, $8.0 million on its 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "11 5/8% Senior Unsecured Notes"), and $3.7 million on its Zero Coupon Convertible Subordinated Notes due August 2, 2002 and November 25, 2002. Long-term debt of subsidiaries includes $45.1 million of LM's senior and subordinated non-recourse debt (the "LM debt") and $0.8 million of mortgage and other indebtedness.

On June 26, 2001, the LM debt was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As of June 30, 2002, approximately 8.5% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

Major Customer

The Company's major customer, Banco Bradesco which is also a 22.5% minority shareholder in ABNB, has agreed to extend its supply agreement with ABNB which was scheduled to expire in June 2002 for an additional twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Operations and Foreign Currency

The Company operates in Brazil, Australia, and France, which had significant foreign exchange fluctuations in 2002 and 2001. In addition, the Company operates in Argentina, which has recently defaulted on its government debt and has devalued its currency in an effort to end the country's four-year recession.

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. Dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country.

For the six months ended June 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 14% and 141%, respectively, against the U.S. Dollar when compared to the six months ended June 30, 2002. The Australian currency during this same period experienced an average appreciation of 3%, while the Euro remained relatively the same when compared to the prior year.

For the second quarter ended June 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 9.5% and 189%, respectively against the U.S. Dollar when compared to the second quarter ended June 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 7.9% and 5%, respectively when compared to the prior year.

As of July 31, 2002, the Real had further weakened to R$3.49 to the U.S. Dollar, which represents a devaluation of approximately 50% when compared to the beginning of 2002 (R$2.32). The Real continues to experience significant volatility due in part to Brazil's presidential elections scheduled for later this year, the up-coming maturity of a large amount of government indebtedness, the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below. Historically, particularly in 2001, the Brazilian Real experienced tremendous volatility against the U.S. Dollar with the Real devaluing at its lowest level by over 40% against the U.S. Dollar as of September 21, 2001 (R$2.79) when compared to the beginning of 2001 (R$1.95). The impact of devaluation at ABNB as of June 30, 2002 resulted in a decrease to consolidated equity of approximately $7.5 million since the beginning of the year. As ABNB is the Company's largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to service its U.S. debt and to fund its corporate operating expenses.

Transtex has been, and continues to be, negatively impacted by Argentina's ongoing economic recession, political instability, extremely high levels of unemployment and interest rates, and default on the government debt such that any further deterioration may impact Transtex's ability to continue as a going concern. At present the Company is monitoring the daily operations of Transtex to insure that it continues to cover its operating expenses. The Company will continue to re-evaluate the possibility of closing its operations in Argentina, which will depend in large part on the ability of Transtex to remain profitable. Any closure of all or part of Transtex's operations will not have a material effect on the Company's consolidated results of operations.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At July 26, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.66. The impact of devaluation at Transtex as of June 30, 2002 resulted in a decrease to consolidated equity of approximately $2.6 million since the beginning of the year.

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.

Status of Chapter 11 Proceeding. In December 1999, the Parent (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent's Third Amended Plan of Reorganization (the "Third Plan") in the Chapter 11 Proceeding. The Third Plan has not yet been consummated.

In the intervening period since the Bankruptcy Court's confirmation of the Third Plan, the Company has been and continues to be adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company's maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. As a result of these factors, the Third Plan was not consummated.

On May 24, 2002, the Parent submitted its Disclosure Statement (the "Disclosure Statement") with respect to its proposed Fourth Plan to the Bankruptcy Court.

In addition to changes contemplated under the Third Plan, the Fourth Plan provides for the conversion of the Parent's 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "11 5/8% Senior Unsecured Notes") into the Parent's 10 3/8% Senior Secured Notes due June 1, 2002 (the "10 3/8% Senior Secured Notes"). Such a proposal would affect the holders of the 11 5/8% Senior Unsecured Notes in several ways, among other things, by permitting the Parent to pay both accrued and future interest in kind rather than in cash, and by extending the date upon which their notes will mature until January 31, 2005. In addition, however, holders of the 11 5/8% Senior Unsecured Notes would become secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes. Under the Fourth Plan, the 10 3/8% Senior Secured Notes and the indenture governing the 10 3/8% Senior Secured Notes would also be modified to extend the maturity date of the 10 3/8% Senior Secured Notes until January 31, 2005, and to modify certain other provisions to afford the Parent somewhat greater flexibility in operating its business following consummation. The Fourth Plan modifies the Plan in certain other respects as well. For a complete description of the Fourth Plan, see the Disclosure Statement with Respect to the Fourth Amended Reorganization Plan of American Banknote Corporation, as submitted to the Bankruptcy Court and filed as an exhibit to the Parent's Form 8-K filed on May 24, 2002.

On July 18, 2002, the Bankruptcy Court entered an order: (a) approving the Parent's Disclosure Statement as containing adequate information and information appropriate under the applicable provisions of the United States Bankruptcy Code and (b) authorizing the Parent to solicit the 11 5/8% Senior Unsecured Notes and re-solicit the 10 3/8% Senior Secured Notes in accordance with the Fourth Plan. Since the treatment of the remaining classes under the Fourth Plan is unchanged from the prior plan, the Bankruptcy Court entered a solicitation procedures order not to re-solicit such classes.

The hearing to consider confirmation of the Fourth Plan (the "Confirmation Hearing") is scheduled to commence on August 21, 2002 with August 16, 2002 fixed as the last date and time for filing and serving objections to confirmation of the Fourth Plan.

However, as of the date of this filing, there can be no assurance that the Fourth Plan will be consummated, or that the Parent will not need seek further amendments to the Fourth Plan, particularly in light of the most recent devaluation of the Brazilian currency, the Real. Between May 24, 2002 (the date upon which the Fourth Plan was filed) and July 31, 2002, the Brazilian Real experienced a devaluation of 48% against the U.S. Dollar. The Company has significant operations in Brazil, which accounted last year for more than half of the Company's sales, operating profit and cash flow. Therefore, if the decline of the Real persists, the Company may be forced to propose further amendments to the Fourth Plan.

Reference should be made to the Company's Annual Reports on Form 10-K for the years ended December 31, 2000 and December 31, 2001, and the Company's current reports on Form 8-K filed on August 16, 2001 and June 3, 2002 for a further discussion of the Chapter 11 Proceeding and other risk factors.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K filed June 3, 2002 -Item 5 - Other Events -Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits

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

Dated: August 14, 2002