Form 10-Q
period 2002-09-30
AMERICAN BANKNOTE CORP
filed 2002-11-14
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 1-3410

AMERICAN BANKNOTE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization) 560 Sylvan Avenue Englewood Cliffs, New Jersey (Address of principal executive offices)	13-0460520 (I.R.S. Employer Identification No.) 07632-3119 (Zip Code)

(201) 568-4400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. X Yes   No

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. X Yes   No

The number of shares outstanding of the issuer's Common Stock was 25,089,230 shares, par value $.01, outstanding as at October 31, 2002.

AMERICAN BANKNOTE CORPORATION

FORM 10-Q

I N D E X

PART I - FINANCIAL INFORMATION

PAGE NO.

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities	38

Item 5.	Other Events	43

Item 6.	Exhibits and Reports on Form 8-K	44

SIGNATURES CERTIFICATIONS	45 46 &47

PART I Financial Information

Item 1. Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                               September 30,
                                                                     2002          December 31,
                                                                 (Unaudited)           2001
                                                               -----------------  --------------

     ASSETS
     Current assets
     Cash and cash equivalents                                   $ 12,105              $ 9,740
     Accounts receivable, net of allowance for doubtful
     accounts of $1,990 and $1,591                                 20,234               34,683
     Inventories                                                   15,870               18,262
     Prepaid expenses and other                                     5,095                4,935
     Deferred tax assets of subsidiaries                            1,443                1,779
                                                               -----------------    ---------------
               Total current assets                                54,747               69,399
                                                               -----------------    ---------------

     Property, plant and equipment
     Land                                                             946                1,321
     Buildings and improvements                                    11,348               15,972
     Machinery, equipment and fixtures                             61,889               81,408
     Construction in progress                                           -                  265
                                                               -----------------    ---------------
                                                                   74,183               98,966
     Accumulated depreciation and amortization                    (41,072)             (51,707)
                                                               -----------------    ---------------

                                                                   33,111               47,259

     Other assets                                                   4,376                5,495

     Investment in non-consolidated subsidiaries                    1,731                2,247

     Deferred taxes of subsidiaries                                 6,640                3,540

     Goodwill                                                       8,231               36,846
                                                               -----------------    ---------------

               Total assets                                     $ 108,836            $ 164,786
                                                               =================    ===============

See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                                 September 30,
                                                                    2002           December 31,
                                                                 (unaudited)           2001
                                                               ---------------    ---------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Pre-petition liabilities subject to compromise of parent
 Parent company debt obligations                                    $ 163,195          $ 163,178
Accrued interest on parent company debt obligations                    38,008             31,230
Other liabilities                                                      14,429             15,032
                                                               ---------------    ---------------
Total pre-petition liabilities subject to compromise                  215,632            209,440

Current liabilities
Post-petition liabilities of parent                                     2,486              1,876
Short-term credit facilities of subsidiaries                            1,747              4,986
Accounts payable and accrued expenses of subsidiaries                  30,570             37,094
Current portion of long-term debt of subsidiaries                       1,140                 49
                                                               ---------------    ---------------
            Total current liabilities                                  35,943             44,005

Long-term debt of subsidiaries                                         43,015             41,765

Other long-term liabilities of subsidiaries                            12,705             16,301

Deferred taxes of subsidiaries                                          4,248              3,667

Minority interest in subsidiary                                         6,807             11,141
                                                               ---------------    ---------------

            Total liabilities                                         318,350            326,319

Commitments and Contingencies

Stockholders' deficit
Preferred Stock, authorized 2,500,000 shares
no shares issued or outstanding
Preferred Stock Series B, par value $.01 per share authorized
2,500,000 shares, issued and outstanding 2,404,845 shares               24                  24
Common Stock, par value $.01 per share, authorized 50,000,000
shares; issued 27,812,281 shares                                       278                 278
Capital  surplus                                                    82,525              82,525
Retained deficit                                                  (225,922)           (197,337)
Treasury stock, at cost 2,723,051 shares                            (1,285)             (1,285)
Accumulated other comprehensive loss                               (65,134)            (45,738)
                                                               ---------------    ---------------
            Total stockholders' deficit                           (209,514)           (161,533)
                                                               ---------------    ---------------
                                                                 $ 108,836           $ 164,786
                                                               ===============    ===============

See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands, except per share data)

                                              Nine Months Ended                Third Quarter Ended
                                               September 30,                     September 30,
                                            2002            2001              2002             2001
                                         -----------    ------------      -----------     -------------
   CONTINUING OPERATIONS
   Sales                                  $ 153,888       $ 163,058         $ 50,991          $ 52,963
                                         -----------    ------------      -----------     -------------

   Costs and expenses
   Cost of goods sold                       110,485         122,012           35,863            38,412
   Selling and administrative                22,534          24,154            7,250             8,191
   Restructuring                              1,829               -               92                 -
   Goodwill and asset impairment             25,383           2,483           25,383               609
   Depreciation and amortization              5,958           7,766            1,784             2,469
                                         -----------    ------------      -----------     -------------
                                            166,189         156,415           70,372            49,681
                                         -----------    ------------      -----------     -------------

                                            (12,301)          6,643          (19,381)            3,282
   Other expense (income)
   Interest expense                          10,087          10,418            3,288             2,766
   Other, net                                   630           1,081              116               444
                                         -----------    ------------      -----------     -------------
                                             10,717          11,499            3,404             3,210
                                         -----------    ------------      -----------     -------------

   Income (loss) before reorganization
   items, taxes on income and
   minority interest                        (23,018)         (4,856)         (22,785)               72

   Reorganization costs                       1,160             113              480                11
                                         -----------    ------------      -----------     -------------

   Income (loss) before taxes on
   income and minority interest             (24,178)         (4,969)         (23,265)               61

   Taxes (benefit) on income                  2,934           1,601            1,501              (156)
                                         -----------    ------------      -----------     -------------

   Income (loss) before minority
   interest                                 (27,112)         (6,570)         (24,766)              217

   Minority interest                          1,473             715              724               438
                                         -----------    ------------      -----------     -------------

   Net Loss                               $ (28,585)       $ (7,285)       $ (25,490)           $ (221)
                                         ===========    ============      ===========     =============

   Net (loss) per common share -
   Basic and Diluted                        $ (1.04)        $ (0.27)         $ (0.93)          $ (0.01)
                                         ===========    ============      ===========     =============

See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
(Dollars in thousands)

                                                       Nine Months Ended              Third Quarter Ended
                                                        September 30,                  September 30,
                                                    2002           2001          2002          2001
                                                 -----------   -------------  -----------   -----------

  Net loss                                        $ (28,585)       $ (7,285)   $ (25,490)       $ (221)

  Foreign currency translation adjustment           (19,395)        (12,226)      (9,192)       (5,094)
                                                 -----------   -------------  -----------   -----------

  Comprehensive loss                              $ (47,980)      $ (19,511)   $ (34,682)     $ (5,315)
                                                 ===========   =============  ===========   ===========

See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     2002            2001
                                                                  ------------    ------------

       Net cash provided by operating activities                    $ 11,714        $ 6,316

       Investing Activities
       Capital expenditures                                           (5,419)        (5,904)
       Proceeds from sale of assets                                      550              -
                                                                  ------------    ------------
       Net cash used in investing activities                          (4,869)        (5,904)

       Financing Activities
       Short-term credit facilities, net                              (2,808)         2,384
       (Repayments) of long-term debt, net                               (36)        (2,893)
       Dividend to minority shareholder                                 (979)          (792)
                                                                  ------------    ------------
       Net cash used in financing activities                          (3,823)        (1,301)

       Effect of foreign currenty exchange rate changes
       on cash and cash equivalents                                     (658)          (383)
                                                                  ------------    ------------

       Increase (decrease) in cash and cash equivalents                2,364         (1,272)

       Cash and cash equivalents - beginning of year                   9,741          8,278
                                                                  ------------    ------------
       Cash and cash equivalents - end of period                    $ 12,105        $ 7,006
                                                                  ============    ============

       Supplemental disclosures of cash flow information
       Taxes                                                         $ 3,200        $ 1,900
       Interest                                                        2,100          3,400
       Reorganization items                                              325            800

See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
   AND COMPREHENSIVE LOSS - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2002
(Dollars in thousands)

                     Stock       Common     Capital     Retained    Treasury    Comprehensive      Total
                    Series B      Stock      Surplus    Deficit      Stock          Loss           Deficit
                   -----------   -------   ----------   ---------   ----------  -------------    -----------

     Balance -
     January 1,
           2002     $ 24         $ 278      $ 82,525     $ (197,337)  $ (1,285)   $(45,739)       $ (161,534)

     Net Loss                                               (28,585)                                 (28,585)

     Currency
     Translation
     Adjustments                                                                   (19,395)          (19,395)
                   -----------   ---------  -----------  -----------  ----------  ----------    -------------
      Balance
     September 30,
        2002        $ 24         $ 278      $ 82,525     $ (225,922)  $ (1,285)   $(65,134)       $ (209,514)
                   ===========   =========  ===========  ===========  ==========  ==========    =============

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 91.3% owned Australian company (see Note H) with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of September 30, 2002 and for the nine months and third quarter periods ended September 30, 2002 and 2001 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the nine months and third quarter ended September 30, 2002 may not be indicative of the results that may be expected for the full year.

In December 1999, the Parent (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent’s Third Amended plan of reorganization (the "Third Plan") in the Chapter 11 Proceeding.

However, in the period following the Bankruptcy Court’s confirmation of the Third Plan, the Company was (and continues to be) adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company’s maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. As a result of these factors, the Third Plan was never consummated.

On May 24, 2002, the Parent submitted its Disclosure Statement (the "Disclosure Statement") with respect to its proposed Fourth Amended Reorganization Plan (the "Fourth Plan") to the Bankruptcy Court.

On August 22, 2002 the Bankruptcy Court confirmed the Fourth Plan in the Chapter 11 Proceeding.

On October 1, 2002, the Fourth Plan became effective (the "Effective Date"). On the Effective Date, the Parent cancelled all shares of its preexisting common stock and preferred stock, and commenced the issuance of its new common stock, $.01 par value per share ("New Common Stock"), and certain additional rights, warrants and options entitling the holders thereof to acquire New Common Stock, in the amounts and on the terms described as set forth in the Fourth Plan.

As a result of the securities to be issued and exchanged under the Fourth Plan, the former holders of the $95 million principal amount of the Parent’s 11 1/4% Senior Subordinated Notes due December 1, 2007 (the "11 1/4% Senior Subordinated Notes") received on the Effective Date, in full satisfaction, settlement, release, discharge of and in exchange for such notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent. Consequently, a change in control occurred on the Effective Date, with control of the Parent being transferred from the former holders of the Parent’s old common and preferred stock to the former holders of the Parent’s 11 1/4% Senior Subordinated Notes.

In addition, the Parent’s 10 3/8% Senior Secured Notes due June 1, 2002 (the "10 3/8% Senior Secured Notes") were reinstated at par value, with accrued interest to be paid in the form of additional 10 3/8% Senior Secured Notes. The maturity date for the 10 3/8% Senior Secured Notes was extended through January 31, 2005, and a number of modifications were made to the indenture governing the 10 3/8% Senior Secured Notes. The Parent’s 11 5/8% Senior Unsecured Notes due August 1, 2002 (the "11 5/8% Senior Unsecured Notes") were converted into 10 3/8% Senior Secured Notes at approximately 106% of their original face amount. On November 5, 2002, the final exchange of the 10 3/8% Senior Secured Notes and the 11 5/8% Senior Unsecured Notes was completed.

The Parent emerged from bankruptcy effective as of October 1, 2002 and is in the process of making the securities distributions required under the Fourth Plan. The Parent will adopt Fresh Start ("Fresh Start") reporting in conformity with Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The SOP requires, among other things, that the Company’s reorganized assets be remeasured at fair value as of the consummation date, in accordance with Accounting Principle Board Opinion ("APB") 16, "Business Combinations". Any portion of the reorganized Company’s assets which cannot be attributed to specific tangible or identified intangible assets of the reorganized Company will be identified as "reorganization value in excess of amounts allocable to identifiable assets" and will be periodically measured for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Parent is presently assessing the impact of Fresh Start reporting on the Company’s post-reorganized balance sheet for its adoption in the fourth quarter of 2002.

The Company has significant operations not only in Brazil, but in Australia, Argentina and France as well. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the U.S. Dollar in 2001. Significant foreign exchange rate fluctuations on a comparative basis continued to exist in the first nine months and third quarter of 2002 when compared to the same periods in 2001. In the period post September 30, 2002, the Brazilian exchange rate has experienced severe further devaluation as discussed below.

For the nine months ended September 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 15% and 64%, respectively against the U.S. Dollar when compared to the nine months ended September 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 4.5% and 2.6%, respectively.

For the third quarter ended September 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 19% and 72%, respectively against the U.S. Dollar when compared to the third quarter ended September 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 6.6% and 10.5%, respectively when compared to the prior year.

In October, 2002, the Real weakened to R$3.99 to the U.S. Dollar, its lowest level against the U.S. Dollar since the introduction of the currency. This represented a devaluation of approximately 42% when compared to the beginning of 2002 (R$2.32). Although, as of November 4, 2002, the Real had recovered to R$3.50 to the U.S. Dollar, the Real continues to experience significant volatility due in part to the up-coming maturity of a large amount of government indebtedness, the recent results of Brazil’s presidential election (wherein the Worker’s Party candidate, Lula da Silva, won by a wide margin), the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below. There can therefore be no assurance that the Real will not continue to fluctuate and/or weaken in the future.

The impact of devaluation at ABNB as of September 30, 2002 resulted in a decrease to consolidated equity of approximately $17.0 million since the beginning of the year. In spite of this devaluation, ABNB’s operating profit for the quarter and nine months ended September 30, 2002 are significantly higher in U.S. Dollar terms than in the same periods of 2001. This improvement is due in part to significant growth in certain of ABNB’s product lines, but also in part due to certain one-time tax credits allowed by the Brazilian tax authorities in 2002 that were not available in 2001. (See Note J, Other Events and Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity and Capital Resources" for further information).

ABNB is the Company’s largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB’s cash flow in U.S. Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same level as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB along with those of ABN will be sufficient to fund the Parent’s operating expense in the future along with payments pursuant to the consummation of the Fourth Plan ("the Consummation"), no assurance can be made that further devaluation of the Real or other business developments will not lead to a contrary result.

The severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern. Despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the nine months and third quarter ended September 30, 2002.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain U.S. Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At November 4, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.51.

As a result of Argentina’s devaluation, effective January 1, 2002, the Company’s financial statements include the impact of foreign currency translation on Transtex in accordance with FASB Statement No. 52, "Foreign Currency Translation." The Argentine Peso was therefore adopted as the functional currency for translation purposes and as is the case with the Parent’s other foreign subsidiaries, the balance sheet accounts of Transtex have been translated using the exchange rates in effect at the balance sheet date and the income statement amounts have been translated using the average exchange rate for the nine months and third quarter ended September 30, 2002. The impact of devaluation at Transtex as of September 30, 2002 resulted in a decrease to consolidated equity of approximately $2.6 million since the beginning of the year.

Reference should be made to the Company’s Annual Reports on Form 10-K for the years ended December 31, 2000 and December 31, 2001, and the Company’s current reports on Form 8-K filed on August 16, 2001, June 3, 2002, August 28, 2002, September 4, 2002 and October 16, 2002 for a further discussion of the Chapter 11 Proceeding and other risk factors.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE B - EARNINGS PER SHARE COMPUTATIONS
Amounts used in the calculation of basic and diluted per share amounts for the nine months and third quarter ended September 30, 2002 and September 30, 2001 were as follows (in thousands):

                                                      Nine Months Ended            Third Quarter Ended
                                                       September 30,                 September 30,
                                                     2002          2001            2002         2001
                                                     ----          ----            ----         ----

Numerator for (loss) from
continuing operations                             $ (28,585)     $ (7,285)       $ (25,490)       $ (221)
                                                  ==========    ==========       ==========     ==========

Denominator for per share computations
Weighted average number of shares outstanding
 (in thousands):
    Common Stock                                     25,089        25,089           25,089        25,089
    Series B Preferred Stock                          2,405         2,405            2,405         2,405
                                                 ------------  ------------       ------------  ------------
    Denominator for per share computations           27,494        27,494           27,494        27,494
                                                 ============  ============       ============  ============

The Parent’s Series B Preferred Stock has all the rights and privileges of the Parent’s Common Stock with the exception of voting rights. As a result, these shares are included in the denominator for computing basic and diluted per share amounts. The denominator for computing diluted income per share excludes stock options to purchase approximately 2.3 million shares of Common Stock, as the exercise prices of such options were greater than the market price of the common shares.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.

The Company did not engage in any material hedging activities for the nine months ended September 30, 2002 and had no material derivative contracts outstanding as of September 30, 2002. As a result, the adoption of the new statement did not have any material impact on the Company’s results of operations or financial position.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, amortization of existing goodwill ceased and the remaining book value will be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. For the nine months and third quarter ended September 30, 2002, the non-amortization of goodwill had the effect of increasing net income by approximately $1.6 and $0.5 million, respectively and on a prospective basis will result in a full year increase to net income of approximately $2.2 million in 2002 (Refer to Note G for further information).

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note D - Inventories (Dollars in thousands) consisted of the following:

                                                 September 30,         December 31,
                                                    2002                   2001
                                                    ----                   ----

Finished goods                                    $  488                $  578
Work-in-progress                                   7,164                 8,969
Raw materials and supplies net of allowances
of $571 and $968, respectively)                    8,218                 8,715
                                               ------------           ---------
                                                $ 15,870              $ 18,262
                                               ============           =========

Inventories are stated at the lower of cost or mat with cost being determined on either the first-in-first-out (FIFO) or average cost method.

NOTE F - Restructuring

In the first quarter of 2002, LM announced to its employees and customers a restructuring program for the purpose of consolidating its manufacturing operations. As a result, approximately 80 employees were terminated at one of its manufacturing facilities as part of a downsizing. This resulted in a restructuring charge for the nine months and third quarter of 2002 of approximately $1.8 million and $0.1 million, respectively, of which $1.4 million was paid in the first quarter of 2002, $0.3 million in the second quarter of 2002 and $0.1 million in the third quarter of 2002. LM’s management believes that the cost resulting from this restructuring will be recovered within one year from its execution.

NOTE G - GOODWILL AND ASSET IMPAIRMENT

In the third quarter of 2002, the Company recorded a charge for goodwill and asset impairment of $25.4 million. This charge consisted of a $25.2 million write-down in goodwill at LM based on the Parent’s assessment of LM’s net assets in accordance with SFAS No. 142 and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN. The events and circumstances used to evaluate the adjusted carrying value of these assets are set forth below.

In the third quarter of 2002, the Parent’s management evaluated the carrying value of goodwill at LM in accordance with SFAS No. 142. In light of the Parent’s concerns surrounding the potential restructuring, refinancing and/or re-capitalization of LM’s bank debt (See Note H), along with the uncertainty surrounding additional internal and external capital funding required to grow significantly and/or further rationalize the cost structure of LM’s business, the Company has evaluated and written down the entire carrying value of LM’s goodwill of $25.2 million at September 30, 2002 to more appropriately reflect the Parent’s estimation of LM’s fair value in accordance with SFAS No. 142. Moreover, the Parent notes that LM’s capital constraints have caused local management difficulty in upgrading computer and other systems which, in turn, have hampered local management's ability to effectively and efficiently operate, evaluate and restructure its business.

The Company has been concerned about the continual decline in food coupon volumes at ABN resulting from the ongoing replacement by the United States Department of Agriculture (the "USDA") of printed food coupons with electronic card-based food coupon benefits. In the third quarter of 2002, ABN was notified orally by the USDA that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN, which is scheduled to expire on September 30, 2003. As a result, ABN has taken a third quarter restructuring charge of $0.2 million which represents the write-down of the carrying value of certain equipment specifically dedicated to this contract. In light of the above food coupon volume reductions, ABN is presently evaluating its current facility and capacity needs in order to assess if any further plant restructurings will be required in the future.

Food coupon sales to the USDA (including distribution) represent a significant part of ABN’s total sales and gross margins which were $6.8 million and $3.7 million, respectively, for the nine months ended September 30, 2002 (approximately 27% and 36%, respectively). The reduction in operating margins from food coupon sales will have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent. Although, based on current estimates, it is anticipated that dividends from ABN along with those of ABNB will be sufficient to fund the Parent’s operating expense in the future along with payments pursuant to the Consummation of the Fourth Plan, no assurance can be made that further devaluation of the Real or other business developments will not lead to a contrary result. Please refer to Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity and Capital Resources" for further information.

During 2001, the Company recorded a $2.5 million write-off in connection with a second quarter 2001 evaluation of the remaining goodwill at Transtex resulting in a $1.9 million charge, and a $0.6 million third quarter 2001 charge related to the carrying value of certain equipment and leases no longer used at ABN as a result of its exit from the currency printing business.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE H - LONG-TERM DEBT OF SUBSIDIARIES

On June 26, 2001, the LM debt agreement was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a five percent (5%) equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM’s equity, which will vest over a period of time. As of September 30, 2002, approximately 8.7% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001. LM is presently in compliance with its covenants under the LM debt agreement. However, the Parent has grown concerned about LM’s present capital structure, and its ability to repay the loan upon its maturity. Therefore, the Parent, LM and LM’s banking syndicate have informally held discussions concerning a further restructuring, refinancing and or re-capitalization of the LM bank debt in advance of the loan maturity date. These discussions continue to be ongoing and while previous negotiations among the parties have resulted in satisfactory refinancing amendments in the past, there is no certainty that these discussions will be satisfactorly concluded. In the event that these discussions are not satisfactorily concluded, LM may not be able to continue as a going concern. See Item 2 "Liquidity and Capital Resources" for further information.

NOTE I - SEGMENT DATA

Summarized financial information for the third quarter ended September 30, 2002 and 2001 concerning the Company’s reportable segments is as follows (in thousands):

                                                                           Nine Months Ended
                                                            September 30, 2002               September 30, 2001
                                                                        Operating                 Operating
                                                                         Profit                     Profit
                                                          Sales          (Loss)        Sales        (Loss)

 Brazil                                                 $ 78,417       $  12,120      83,193      $ 7,980
 Australia (1)                                            41,129         (25,701)     43,843        1,983
 United States                                            24,476           3,132      23,756        1,826
 France                                                    6,596             374       5,992          446
 Argentina                                                 3,270             764       6,274       (2,185)
 Corporate - United States                                                (2,990)                  (3,407)
                                                      ------------  ------------    -----------  -----------
  Totals                                               $ 153,888     $   (12,301)   $163,058      $ 6,643
                                                      ============= ============   ============  ===========

 (1) After goodwill write-off of $25.2 million

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the nine months ended September 30, 2002 and 2001 as follows (Dollars in thousands):

                                                          Nine Months Ended
                                                          -----------------
                                          September 30, 2002           September 30, 2001
                                          ------------------           ------------------
                                              Sales        %           Sales          %
                                              -----        -           -----          -

   Transaction Cards and Systems           $ 48,966       31.8        $ 54,415       33.4
   Printing Services and
   Document Management                       27,809       18.1          29,787       18.3
   Security Printing Solutions               77,113       50.1          78,856       48.3
                                         ------------   ----------   -------------  --------
   Total Sales                            $ 153,888      100.0       $ 163,058      100.0
                                         =============  ==========   =============  =========

NOTE I - SEGMENT DATA (continued)

Summarized financial information for the third quarter ended September 30, 2002 and 2001 concerning the Company's reportable segments is as follows (in thousands)

                                                           Third Quarter Ended
                                                           -------------------
                                          September 30, 2002           September 30, 2001
                                          ------------------           ------------------
                                                          Operating                  Operating
                                              Net          Profit          Net        Profit
                                             Sales         (Loss)         Sales       (Loss)
                                             -----         ------         -----       ------

Brazil                                     $ 23,478        $ 5,403      $ 26,347     $ 3,640
Australia (1)                                16,473        (24,368)       14,235         404
United States                                 8,218            289         7,928         112
France                                        1,918             47         2,356         266
Argentina                                       904            230         2,097         165
Corporate - United States                                     (982)                   (1,305)
                                          ----------   ------------  ------------  ----------
Totals                                     $ 50,991      $ (19,381)     $ 52,963     $ 3,282
                                          ==========   ============  ============  ==========

(1)  After goodwill write-off of $25.2 million. (See Note G).

The table below presents the principal product line components of these sales for the third quarter ended September 30, 2002 and 2001 as follows (dollars in thousands):

                                                      Third Quarter Ended
                                                      -------------------
                                          September 30, 2002        September 30, 2001
                                          ------------------        ------------------
                                            Sales           %         Sales          %
                                            -----           -         -----          -

Transaction Cards and Systems               $ 14,883      29.2     $ 18,579         35.0
Printing Services and
Document Management                           11,234      22.0        8,987         17.0
Security Printing Solutions                   24,874      48.8       25,397         48.0
                                          -----------   --------  -----------   ----------
Total Sales                                 $ 50,991     100.0     $ 52,963        100.0
                                          ===========   ========  ===========   ==========

NOTE J - OTHER EVENTS

State and Local Taxes

The statute of limitations relating to the potential assessment of New York City franchise taxes, for tax years ended 1993 through 1997 expired on June 30, 2002. As a result of the expired statute, the Parent reversed in the third quarter of 2002 estimated provisions of approximately $0.4 million, which includes $0.3 million of principal and $0.1 million of interest, which no longer are required to be reserved. The Parent continues to vigorously contest the NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.2 million related to tax years up to and including 1992 for which the Parent is adequately reserved. Management believes that it has meritorious defenses with regard to the assessment for these years.

Chicago Lease

In November 2002, ABN was notified by a subtenant which subleases an ABN leased facility in Chicago that it will exercise its rights under the early termination clause of its sublease agreement with ABN.  Under the terms of its sublease, the subtenant has the right to terminate early in exchange for continued monthly rental payments through December 31, 2003 totaling $0.6 million and a one-time early termination fee of $0.3 million to be paid on December 31, 2003.  ABN’s prime lease with its landlord with respect to the Chicago facility is scheduled to expire on December 31, 2009 with annual lease payments during the period of approximately $0.6 million per year.  While ABN will begin to explore the possibility of leasing the facility to a new tenant, there is no assurance that ABN will be able to sublease this facility or, if it is able to lease the facility, that the sublease rate will be equal to the rate it is presently obligated to pay under the terms of its prime lease with the landlord.

Brazil Value Added Taxes

In July 2002, ABNB filed a tax claim with the Brazil federal government to utilize approximately $3.5 million in certain value added tax credits not previously claimed. ABNB will be permitted to carry forward these credits and offset them against future federal taxes. In the third quarter of 2002, ABNB utilized approximately $2.0 million of these credits. It is anticipated that the balance of these credits will be utilized by the end of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 91.3% owned Australian company (see "Liquidity and Capital Resources") with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

General

Sales by foreign subsidiaries represent approximately 84% and 85% of the Company’s consolidated sales for both the nine months ended September 30, 2002 and September 30, 2001, respectively. Sales by foreign subsidiaries represent approximately 84% and 87% of the Company’s consolidated sales for the third quarter ended September 30, 2002 and September 30, 2001, respectively. Foreign exchange rate fluctuations on a comparative basis continued to exist in the first nine months and third quarter of 2002 when compared to the same periods in 2001. In the period post September 30, 2002, the Brazilian exchange rate has experienced severe further volatility as discussed below. The Company has significant operations not only in Brazil, but in Australia, Argentina and France as well, and on a consolidated basis the operations have experienced significant foreign exchange rate fluctuations against the U.S. Dollar in 2001 and 2002.

For the nine months ended September 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 15% and 64%, respectively against the U.S. Dollar when compared to the nine months ended September 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 4.5% and 2.6%, respectively.

For the third quarter ended September 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 19% and 72%, respectively against the U.S. Dollar when compared to the third quarter ended September 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 6.6% and 10.5%, respectively when compared to the prior year.

In October, 2002, the Real weakened to R$3.99 to the U.S. Dollar, its lowest level against the U.S. Dollar since the introduction of the currency. This represented a devaluation of approximately 42% when compared to the beginning of 2002 (R$2.32). Although, as of November 4, 2002, the Real had recovered to R$3.50 to the U.S. Dollar, the Real continues to experience significant volatility due in part to the up-coming maturity of a large amount of government indebtedness, the recent results of Brazil’s presidential election (wherein the Worker’s Party candidate, Lula da Silva, won by a wide margin), the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below. There can therefore be no assurance that the Real will not continue to fluctuate and/or weaken in the future.

The impact of devaluation at ABNB as of September 30, 2002 resulted in a decrease to consolidated equity of approximately $17.0 million since the beginning of the year. In spite of this devaluation, ABNB’s operating profit for the quarter and nine months ended September 30, 2002 is significantly higher in U.S. Dollar terms than in the same periods of 2001. This improvement is due in part to significant growth in certain of ABNB’s product lines, but also in part due to certain one-time tax credits allowed by the Brazilian tax authorities in 2002 that were not available in 2001.

ABNB is the Company’s largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB’s cash flow in U.S. Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same level as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB along with those of ABN will be sufficient to fund the Parent’s operating expense in the future along with payments pursuant to the Consummation of the Fourth Plan, no assurance can be made that further devaluation of the Real or other business developments will not lead to a contrary result.

Transtex has been, and continues to be, negatively impacted by Argentina’s ongoing economic recession, political instability, extremely high levels of unemployment and interest rates, and default on the government debt, such that any further deterioration may impact Transtex’s ability to continue as a going concern. The Parent is monitoring the operations of Transtex to insure that it continues to cover its operating expenses, while continuing to evaluate the possibility of closing its operations in Argentina, which will depend in large part on the ability of Transtex to remain profitable. For the nine months and third quarter ended September 30, 2002, Transtex has generated positive operating income and cash flow despite the economic environment in Argentina. Any closure of all or part of Transtex’s operations will not have a material effect on the Company’s consolidated results of operations.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At November 4, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.51.

The comparisons that follow isolate and quantify the effect that changes in foreign exchange rates have had on the results of operations of the Company, thereby enabling comparison of operating results of the Company’s subsidiaries in U.S. constant dollar terms ("constant Dollars").

Comparison Of Results Of The Nine Months Ended September 30, 2002 With The Nine Months Ended September 30, 2001.

Sales

Sales decreased by $9.2 million or 5.6% from 2001. Exchange rate devaluation resulted in net decreased revenues of approximately $17.8 million, of which $14.0 million is attributable to Brazil and $5.7 million to Argentina. The devaluation in these countries was partly offset by an appreciation in the Australian and Euro currencies, resulting in increased revenues of $1.7 million and $0.2 million, respectively. After giving effect to the above net devaluation, sales increased by $8.6 million in constant Dollars as a result of higher sales in Brazil of $9.3 million, Argentina of $2.7 million, France of $0.4 million and the United States of $0.7 million, partly offset by lower sales in Australia of $4.5 million. The net increase in sales in constant Dollars is discussed in detail by subsidiary below.

The increase of $0.7 million in sales in the United States was due to $1.8 million in higher revenue generated primarily from ABN’s distribution and fulfillment program with the United States Postal Service (the "USPS") and $3.6 million in increased sales from food coupons (including distribution) primarily related to the timing of orders placed within each year based on the requirements of the USDA. These increases were partly offset by $1.7 million in lower stock and bond sales, $2.0 million in decreased sales of secure government print, which includes a one-time sales credit of $0.5 million (related to a misprint on a foreign passport order), and $1.0 million in lower secure commercial sales. The continued trend toward next day settlement of securities, the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector and the recent oral notification by the USDA that it did not anticipate the need to place any future orders for food coupons during the remaining term of the agreement, are expected to have a negative effect on the future mix of sales and gross margins at ABN. For further information regarding USDA food coupon sales see "Liquidity and Capital Resources".

Sales in Australia at LM in constant Dollars were $4.5 million lower when compared to the prior year as sales in two of the three product lines experienced negative trends. SPS sales were $4.0 million lower, mainly resulting from $2.5 million in lower sales due to decreases in check usage and check prices received from banks. Additional declines in SPS sales of approximately $1.5 million were due to a reduction in orders placed for passports by the Australian government stemming from the downturn in travel after September 11, 2001, excess inventory presently held by the government, and the decision by the government not to renew the passport contract with LM. It is anticipated that the downward trends on checks and passports will continue. Sales of TCS products declined by approximately $2.8 million resulting from the loss of a phone card contract to a competitor and a reduction in export sales to China as a result of a change in Chinese banking regulations (which curtailed the importation of cards). In addition, higher card sales were generated last year as a result of the merger of certain banks and the issuance of certain loyalty card programs which did not occur this year. These decreases were partly offset by higher PSDM sales of $2.3 million, resulting primarily from $3 million in new revenues generated in the third quarter from LM’s introduction of its mail aggregation business partly offset by $0.7 million in lower sales due to competitive pricing pressures and a weak print market.

At Transtex, TCS sales increased by $2.7 million in constant Dollars despite the severe and ongoing economic recession, which continues to negatively impact Argentina. The increase was primarily due to an increase in orders placed on prepaid telephone cards, an increase in card personalization volumes and higher pricing received on bank debit and credit cards. In addition the devaluation of its local currency, the Argentine Peso, has allowed Transtex to be more competitive with foreign suppliers. Despite this improvement in sales in the first nine months, there is no guarantee that this trend will continue as the economy of and credit markets in Argentina continue to remain highly volatile, such that the overall trend in card usage remains uncertain.

In France, the constant Dollar increase of $0.4 million in TCS sales at CPS was principally due to stronger demand for bank and other financial cards of $0.6 million partly offset by lower phone card sales of $0.2 million resulting from an overall weakness in the telecommunications market in France.

Sales at ABNB in Brazil were $9.3 million higher than in 2001 in constant Dollars. The net increase is attributable to higher TCS and SPS sales of $3.6 million and $7.3 million, respectively partly offset by a decrease in PSDM sales of $1.6 million. The $3.6 million increase in TCS sales is due to an increase in revenue from phone cards of $3.1 million of which the increase is evenly split between price and volume, and an increase of $0.5 million resulting from higher credit and debit base card and card personalization volumes. The $7.3 million increase in SPS sales results primarily from an increase in driver’s license revenues of $4.7 million due to an increase in volume as well as incremental revenue generated from adding fingerprint identification on driver’s licenses. In addition, an increase in sales of checks and electronic print of $2.6 million resulted from new business received from telephone and banking customers. The $1.6 million net reduction in PSDM volume levels was due to decreased demand, primarily from ABNB’s minority shareholder Bradesco Bank.

Cost of Goods Sold

Cost of goods sold decreased $11.5 million or 9.5% as compared to 2001, with a corresponding increase in gross margins of $2.3 million. The impact of exchange rate devaluation accounts for decreased cost of goods sold and gross margins of approximately $11.8 million and $6.0 million, respectively. The net effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $10.4 million and $3.6 million and Argentina - $2.9 million and $2.8 million. The devaluation in these countries was partly offset by an appreciation in Australia’s currency resulting in an increase in costs of goods sold and gross margins of $1.4 million and $0.4 million, respectively and with regard to France, the appreciation in the Euro resulted in an increase in cost of goods sold and gross margins of $0.1 million and nil, respectively.

After giving effect to the above net devaluation, cost of goods sold in constant Dollars increased by $0.2 million, which resulted primarily from the increase in sales discussed above, partly offset by a reduction in costs and a favorable change in product mix. As a result, gross margins in constant Dollars increased by approximately $8.4 million when compared to the prior year. The net increase in cost of goods sold in constant Dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold decreased to 71.8% in 2002 as compared to 74.8% in 2001. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                               Nine Months Ended September 30,
                               -------------------------------
                                 2002             2001
                                 ----             ----

      Brazil                     73.6%            78.3%
      Australia                  77.1%            76.5%
      United States              58.2%            59.1%
      Argentina                  50.8%            75.2%
      France                     78.2%            76.6%

Cost of goods sold at ABNB in Brazil increased by $2.9 million from 2001, with a corresponding increase in gross margins of $6.4 million. Cost of goods sold as a percentage of sales decreased by 4.7% when compared to 2001. The increase in cost of goods sold in constant Dollar terms was directly attributable to the increase in sales in constant Dollars resulting in approximately $7.3 million in higher costs and $1.6 million in higher costs due to changes in product mix resulting primarily from higher cost, lower margin SPS electronic print and PSDM sales. These increases were partly offset by a reduction in costs of approximately $2.5 million due to improved manufacturing processes on phone cards and a one-time value added tax credit in the third quarter of 2002 received on PSDM and SPS electronic print material costs totaling approximately $3.5 million.

Costs of goods sold at LM in Australia decreased by $3.2 million and resulted in a corresponding reduction in gross margins of $1.3 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 0.6% when compared to the prior year. The decrease in cost of goods sold in constant Dollar terms was primarily attributable to lower variable costs of $2.2 million directly related to the decrease in sales volume discussed above, and reductions in fixed overhead of $2.5 million resulting from the cost savings and profit improvement programs initiated both this year and last year. These decreases were partly offset by a $1.5 million increase in variable costs due to a change in product mix primarily resulting from the introduction of the mail aggregation business which results in higher costs and lower margins as compared to the reduction in sales of lower cost and higher margin TCS and SPS product lines.

Cost of goods sold at ABN in the United States increased by $0.2 million and resulted in an increase in gross margins of $0.5 million when compared to the prior year. As a percentage of sales, cost of goods sold decreased by approximately 0.9% when compared to the prior year principally due to a change in product mix resulting from additional incentive revenue received from the USPS distribution and fulfillment program partly offset by sales of other print services with lower margins and higher costs and a one-time sales credit of $0.5 million related to a misprint on a foreign passport order.

In Argentina, cost of goods sold in constant Dollar terms at Transtex was approximately $0.2 million lower than in 2001, which resulted in an increase in gross margins of $2.9 million. As a result, cost of goods sold as a percentage of sales improved by 24.4% over the prior year. This improvement was primarily the result of higher margins generated as a result of higher prices received from customers on bank and debit cards and reductions in material and personnel costs. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend will continue.

At CPS in France, cost of goods sold in constant Dollar terms increased by approximately $0.4 million when compared to 2001 resulting in no change in gross margins. As a percentage of sales, cost of goods sold increased by approximately 1.6% from 2001 primarily due to higher fixed overhead in the areas of facility and insurance premium costs.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $1.6 million when compared to 2001. Exchange rate devaluation resulted in decreases in such expenses of approximately $1.8 million, attributable to devaluation of $1.0 million in Brazil and $1.1 million in Argentina, partly offset by an appreciation in Australia of $0.3 million. As a result, the net increase in selling and administrative expense from the prior year in constant Dollars is $0.2 million. The net increase primarily resulted from a $0.4 million increase in professional fees in Australia in connection with work performed in connection with a potential acquisition, a $0.4 million increase at Transtex primarily related to severance costs associated with downsizing Argentina and a $0.1 million increase in France due to higher personnel costs. These increases were partially offset by reduced selling expenses at ABN of $0.3 million due primarily to lower commissionable sales and lower professional fees of approximately $0.4 million at the Parent. As a result of the above, selling and administrative expenses as a percentage of sales were lower at 14.6 % in 2002 as compared to 14.8% in 2001.

Restructuring

The restructuring charge of $1.8 million for the first nine months of 2002 represents termination payments to employees in connection with LM’s restructuring program (the "LM Restructuring") for the purpose of consolidating its manufacturing operations (See Note F to the Company’s Consolidated Financial Statements provided herein for further information).

Goodwill and asset impairment

Goodwill and asset impairment in 2002 represents the write-down of $25.4 million consisting of a $25.2 million write-down of LM’s entire goodwill balance as of September 30, 2002 and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons. The impairment of goodwill at LM in accordance with SFAS No. 142, is due to the Parent’s concerns surrounding the potential uncertainty of restructuring LM’s high level of indebtedness and the availability of sufficient capital to significantly grow and/or restructure its business. The equipment impairment at ABN results from the oral notification received from the USDA that it did not anticipate that further printing orders would be placed for food coupons. (See Note G to the Company’s Consolidated Financial Statements and Item 2 "Liquidity and Capital Resources" provided herein for further information).

Goodwill and asset impairment in 2001 of $2.5 million represents the remaining write down of $1.9 million in goodwill on the books of Transtex as a result of operating losses and the economic uncertainties in Argentina and a $0.6 million third quarter charge related to the carrying value of certain equipment and leases no longer used at ABN as a result of its exit from the currency printing business. (See Note G to the Company’s Consolidated Financial Statements provided herein for further information).

Depreciation Expense

Depreciation and amortization expense for the first nine months of 2002 was $1.8 million lower when compared to the first nine months of 2001. Exchange rate depreciation accounts for approximately $0.8 million of this decrease, resulting in a net decrease of $1.0 million in constant Dollars. This decrease was primarily the result of the elimination of goodwill amortization in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

Interest Expense

Interest expense was approximately $0.3 million lower when compared to 2001. Exchange rate devaluation accounts for approximately $0.2 million of this decrease resulting in a net decrease of $0.1 million in constant Dollars. This net decrease resulted from a decrease of $1.3 million resulting primarily from the interest rate reduction due to the amendment to LM’s debt agreement which was executed in June 2001 partly offset by $0.6 million in additional accrued interest payable in kind on the Parent’s U.S. Dollar denominated public debt to be restructured upon consummation of the Parent’s plan of reorganization and the 2001 reversal of $0.6 million in accrued interest in connection with a state and local tax reserve no longer required.

Other, Net

Other net in 2002 was approximately $0.5 million lower when compared to 2001 with exchange rate devaluation representing the entire decrease.

Bankruptcy Costs

Bankruptcy costs increased by $0.7 million when compared to 2001 principally due to additional administrative costs associated with work done related to the Parent’s Fourth Plan. Additional administrative expenses will be required to complete the Consummation of the Parent’s Fourth Plan, which are anticipated to be reasonable and customary to complete the reorganization process.

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

Comparison Of Results Of The Third Quarter Ended September 30, 2002 With The Third Quarter Ended September 30, 2001.

Sales

Sales decreased by $2.0 million or 3.7% from 2001. Exchange rate devaluation resulted in net decreased revenues of approximately $6.5 million, resulting from devaluation decreases of $5.3 million attributable to Brazil and $2.4 million to Argentina, which were partly offset by appreciation increases of $1.0 million in Australia and $0.2 million in France. After giving effect to the above net devaluation, sales increased by $4.6 million in constant dollars as a result of higher sales in Brazil of $2.5 million, Argentina of $1.2 million, Australia of $1.2 million and the United States of $0.3 million, partly offset by lower sales in France of $0.6 million. The net increase in sales in constant Dollars is discussed in detail by subsidiary below.

The increase of $0.3 million in sales in the United States was due to $1.8 million in increased sales from food coupons (including distribution) primarily related to the timing of orders placed within each year based on the requirements of the USDA and $0.1 million in higher revenue generated primarily from ABN’s distribution and fulfillment program with the USPS. These increases were partly offset by $1.0 million in lower stock and bond sales, $0.4 million in decreased sales of secure government print, which resulted primarily from a one-time sales return of $0.5 million related to a misprint on a foreign passport order, and $0.2 million in lower secure commercial sales. The continued trend toward next day settlement of securities, the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector and the recent oral notification by the USDA that it did not anticipate the need to place any future orders for food coupons during the remaining term of the agreement, are expected to have a negative effect on the future mix of sales and gross margins at ABN. For further information regarding USDA food coupon sales see "Liquidity and Capital Resources."

Sales in Australia at LM in constant Dollar terms were $1.2 million higher when compared to the prior year. The increase was primarily due to $2.8 million in new revenues generated in the third quarter from LM’s introduction of its mail aggregation business. This increase was partially offset by a decline of $0.8 million in SPS sales mainly resulting from $0.6 million in lower sales due to decreases in check usage and check prices received from banks, and a decline of $0.2 million in passport sales resulting from the government’s decision not to renew the passport contract with LM. It is anticipated that the downward trend on checks and passports will continue throughout the balance of the year. LM also experienced a decline in sales of TCS products of approximately $0.8 million resulting from the loss of a phone card contract to a competitor and a reduction in export sales to China as a result of a change in Chinese banking regulations which curtailed the importation of cards. In addition, higher card sales were generated last year as a result of the merger of certain banks and the issuance of certain loyalty card programs which did not occur this year.

At Transtex, TCS sales in constant Dollar terms increased by $1.2 million despite the severe and ongoing economic recession, which continues to negatively impact Argentina. The increase was primarily due to an increase in orders placed on prepaid telephone cards, an increase in card personalization volumes and higher pricing received on bank debit and credit cards. In addition, the favorable exchange rate has allowed Transtex to be more competitive with foreign suppliers. Despite this temporary improvement in sales in the third quarter, there is no guarantee that this trend will continue as credit markets in Argentina continue to remain highly volatile such that the overall trend in card usage remains uncertain.

In France, the decrease of $0.6 million in TCS sales at CPS in constant Dollar terms was principally due to $1.0 million in lower phone card sales resulting from an overall weakness in the telecommunications market partly offset by an increase of $0.4 million due to stronger demand for bank and other financial cards.

Sales at ABNB in Brazil in constant Dollar terms were $2.5 million higher than in 2001. The net increase is attributable to higher SPS and PSDM sales of $2.2 million and $0.3 million, respectively. The $2.2 million increase in SPS sales results primarily from an increase in driver’s license revenues of $1.6 million due to higher volumes and incremental revenue generated from adding fingerprint identification on driver’s licenses. In addition, an increase in sales of checks and electronic print of $0.6 million resulted from new business received from telephone and banking customers. The increase in PSDM sales of $0.3 million primarily relates to the timing of orders placed by ABN’s minority interest holder Bradesco Bank. TCS sales remained unchanged for the third quarter as higher volumes on credit and debit card issuances were completely offset by lower prices on phone card sales.

Cost of Goods Sold

Cost of goods sold decreased $2.5 million or 6.6% as compared to 2001, with a corresponding increase in gross margins of $0.6 million. The impact of exchange rate devaluation resulted in decreased cost of goods sold and gross margins of approximately $3.7 million and $2.8 million, respectively. The net effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $3.5 million and $1.8 million and Argentina - $1.2 million and $1.2 million. The devaluation in these countries was partly offset by an appreciation with regard to Australia’s currency which resulted in an increase in costs of goods sold and gross margins of $0.8 million and $0.2 million, respectively and with regard to France, the appreciation in the Euro which resulted in an increase in cost of goods sold and gross margins of $0.1 million and nil respectively.

After giving effect to the above net devaluation, cost of goods sold in constant Dollars increased by $1.2 million, which resulted primarily from the increase in sales discussed above, partly offset by a reduction in costs and a favorable change in product mix. As a result, gross margins in constant Dollars increased by approximately $3.4 million when compared to the prior year. The net decrease in cost of goods sold in constant Dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold decreased to 70.3% in 2002 as compared to 72.5% in 2001. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                    Third Quarter Ended September 30,
                                    ---------------------------------
                                     2002               2001
                                     ----               ----

           Brazil                    65.8%              75.0%
           Australia                 79.2%              75.3%
           United States             65.8%              59.5%
           Argentina                 48.6%              66.9%
           France                    78.9%              77.6%

Cost of goods sold at ABNB in Brazil decreased by $0.8 million from 2001, with a corresponding increase in gross margins of $3.3 million. Cost of goods sold as a percentage of sales decreased by 9.2% when compared to 2001. The decrease in cost of goods sold in constant Dollar terms was directly attributable to a reduction in costs of $0.3 million resulting from a change in the phone card production process, a $0.3 million reduction attributable to higher credit and debit card volumes and a one-time value added tax credit in the third quarter of 2002 received on PSDM and SPS electronic print material costs totaling approximately $3.5 million. These decreases were partly offset by $1.8 million in higher costs due to the increase in sales discussed above and $1.5 million in higher costs due to changes in product mix resulting primarily from higher cost, lower margin SPS electronic print and PSDM sales.

Costs of goods sold at LM in Australia increased by $1.5 million and resulted in a decrease in gross margins of $0.3 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 3.9% when compared to the prior year. The increase in cost of goods sold in constant Dollar terms was due to higher variable costs of approximately $1.1 million resulting from a change in product mix with lower costs and higher margin TCS and SPS business being replaced with the introduction of the higher cost and lower margin mail aggregation business and $0.6 million resulting from higher variable costs due to increased sales. These increases were partly offset by reductions in fixed overhead of $0.2 million resulting from the cost savings and profit improvement programs initiated both this year and last year.

Cost of goods sold at ABN in the United States increased by $0.7 million and resulted in a decrease in gross margins of $0.4 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by approximately 6.3% when compared to the prior year. The increase in costs was primarily due to a change in product mix as higher cost, lower margin USPS and USDA sales replaced lower cost higher margin stock and bond sales. In addition gross margins were further reduced by a one-time sales credit of $0.5 million related to a misprint on a foreign passport order.

In Argentina, cost of goods sold at Transtex in constant Dollar terms was approximately $0.2 million higher than in 2001, which resulted in an increase in gross margins of $1.0 million. As a result, cost of goods sold as a percentage of sales decreased by 18.3% over the prior year. This improvement was primarily the result of higher margins generated as a result of higher prices received from customers on bank and debit cards and reductions in material and personnel costs. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend will continue.

At CPS in France, cost of goods sold in constant Dollar terms was $0.5 million lower when compared to 2001 resulting in a decrease in gross margins of $0.1 million. As a percentage of sales, cost of goods sold increased by approximately 1.3% from 2001 primarily due to higher fixed overhead in the areas of facility and insurance premium costs.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $0.9 million when compared to 2001. The impact of exchange rate devaluation accounts for an approximate $0.7 million decrease in expense, resulting from a devaluation of $0.4 million and $0.5 million in Brazil and Argentina, respectively, offset by an appreciation in Australia of $0.2 million. As a result, the net decrease in selling and administrative expense from the prior year in constant Dollars is $0.2 million. The net decrease primarily resulted from reduced selling expenses at ABN of $0.2 million due to lower commissionable sales, a reduction at LM of $0.4 million due to a decrease in salaries and lower professional fees of approximately $0.3 million at the Parent. These decreases were partially offset by a $0.3 million increase at Transtex primarily related to severance costs associated with downsizing Argentina, an increase of $0.3 million at ABNB due to a one-time value added tax credit received in 2001 and a $0.1 million increase in France due to higher personnel costs. As a result of the above, selling and administrative expenses as a percentage of sales were lower at 14.2 % in 2002 as compared to 15.5% in 2001.

Restructuring

The restructuring charge of $0.1 million for the third quarter of 2002 represents termination payments to employees in connection with the LM Restructuring for the purpose of consolidating its manufacturing operations (See Note F to the Company’s Consolidated Financial Statements provided herein for further information).

Goodwill and asset impairment

Goodwill and asset impairment in 2002 represents the write-down of $25.4 million consisting of a $25.2 million write-down of LM’s entire goodwill balance as of September 30, 2002 and a $.02 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons. The impairment of goodwill at LM in accordance with SFAS No. 142 is due to the Parent’s concerns surrounding the potential uncertainty of restructuring LM’s high level of indebtedness and the availability of sufficient capital to significantly grow and/or restructure its business. The equipment impairment at ABN results from the oral notification received from the USDA that it did not anticipate that further printing orders would be placed for food coupons. (See Note G to the Company’s Consolidated Financial Statements and Item 2 "Liquidity and Capital Resources" provided herein for further information).

Goodwill and asset impairment in 2001 represents a $0.6 million write down at ABN in the third quarter of 2001 on the carrying value of certain equipment and leases resulting from its exit of the currency business. (See Note G to the Company’s Consolidated Financial Statements provided herein for further information).

Depreciation Expense

Depreciation and amortization expense was $0.7 million lower when compared to 2001. Exchange rate devaluation accounts for approximately $0.3 million of this decrease, resulting in a net decrease of $0.4 million in constant Dollars. This decrease was primarily the result of the elimination of goodwill amortization in accordance with SFAS 142, "Goodwill and Other Intangible Assets", of approximately $0.4 million partly offset by an increase in depreciation expense of $0.2 million primarily attributable to capital expenditures in Brazil.

Interest Expense

Interest expense was approximately $0.5 million higher when compared to 2001. Exchange rate devaluation accounts for a decrease of approximately $0.1 million resulting in a net increase of $0.6 million in constant Dollars. This increase resulted primarily from $0.3 million in additional accrued interest payable in kind on the Parent’s U.S. Dollar denominated public debt to be restructured upon consummation of the Parent’s plan of reorganization, and the reversal in 2001 of $0.6 million in accrued interest in connection with a state and local tax reserve no longer required. This increase was partly offset by a reduction of $0.2 million in interest expense as a result of the amendment to LM’s debt agreement and a reduction of $0.1 million at ABNB due to lower borrowings.

Other, Net

Other net for the third quarter of 2002 was approximately $0.3 lower when compared to 2001. Exchange rate devaluation accounts for an increase of approximately $0.2 million resulting in a net decrease of $0.5 million in constant Dollars. The decrease in net expense is primarily due to higher interest income resulting from the Company’s higher overall cash position.

Bankruptcy Costs

Bankruptcy costs increased by $0.5 million when compared to 2001 principally due to additional administrative costs associated with work done related to the Fourth Plan. Additional administrative expenses will be required to complete the Consummation of the Parent’s plan of reorganization, which are anticipated to be reasonable and customary to complete the reorganization process.

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

Liquidity and Capital Resources

Summary of Cash Flows. Cash flow increased by $2.4 million in the first nine months of 2002 compared to a decrease of $1.3 million in the comparable period of 2001. This $3.7 million positive variance resulted principally from the following:

•	A $5.4 million net increase in net cash provided by operating activities. This favorable net working capital variance was primarily attributable to $5.0 million in higher receivable collections primarily at ABN which were billed in the fourth quarter of 2001 and collected in 2002, $1.6 million in higher accrued expenses at the Parent in connection with administrative expenses to be paid with respect to the Fourth Plan, $0.8 million in proceeds reverting to the Parent in connection with the liquidation of assets held in a pension trust, and $0.3 million in net other favorable working capital changes. These increases were principally offset in Brazil by $1.3 million of remaining value added tax credits to be received and a $1.0 million unfavorable working capital variance from a decrease in customer advances and certain losses on its other investments.

•	A $1.1 million net increase in cash flow from investing activities attributable to $0.5 million of cash generated from a one-time private sale of certain printed materials outside the ordinary course of business by ABN, and $0.7 million of net decreased capital expenditures in 2002 offset by an increase in investments in non-consolidated affiliates in Australia of $0.1 million. Of the $0.7 million in net decreased capital expenditures, decreases of $1.7, $0.3, and $0.4 million occurred in Brazil, Argentina, and ABN, respectively with offsetting increases of $1.6 and $0.1 million in Australia and France, respectively.

•	A $2.5 million net decrease in cash flow from financing activities attributable to a net decrease in short-term borrowings of $5.2 million and a $0.2 million increase in dividends paid in 2002 to the minority shareholder of ABNB, partly offset by decreased payments in long-term debt of $2.7 million and $0.2 million in net other debt payments. The decrease in net short-term borrowings is due to a reduction in equipment financing in Brazil of $5.0 million and repayments of ABN’s working capital facility of $1.9 million, partly offset by a $1.3 million increase in LM’s borrowing under its revolving credit facility and the $0.4 million repayment in 2001 of the working capital facility in France. The $2.7 million decrease in long-term debt payments is the result of repayments in 2001 in connection with Brazil’s long-term equipment financing of $2.0 million and Australia’s senior debt of $0.7 million.

•	A $0.3 million net decrease in cash due to the impact of exchange rate devaluation in 2002 on cash balances on hand.

Short-Term Borrowings. At September 30, 2002, the Company’s subsidiaries had approximately $1.8 million outstanding under their respective short-term credit facilities. The Company’s domestic subsidiary, ABN, has a one-year $2 million asset based working capital facility, pursuant to an agreement executed in March 2002 with a local bank in Tennessee, that became effective on July 8, 2002 and replaced its prior facility. Under the terms of the agreement, ABN has the right to renew the facility for two additional years. At September 30, 2002, ABN had approximately $2 million of borrowing base availability under its credit facility of which $0.3 million was used for outstanding letters of credit leaving approximately $1.7 million unused and available for borrowing. The Company’s Brazilian subsidiary, ABNB, had $0.4 million of short-term borrowings at September 30, 2002 in connection with various equipment purchases. The Company’s French subsidiary, CPS, had approximately $1.1 million available and unused under its working capital revolving credit facility at September 30, 2002, with no borrowings against the facility since that date. The Company’s Australian subsidiary, LM, has a working capital and letter of credit facility of approximately $3.1 million with a local bank collateralized by LM’s banking syndicate. At September 30, 2002, LM had used approximately $1.4 million for general working capital purposes and $0.3 million for outstanding letters of credit under the line, leaving approximately $1.4 million available under the line. Availability under the LM line fluctuates within any particular month based on the timing of receipts and payments. Management believes that LM should generate sufficient cash flows from operations to meet its operating needs. Only if actual operating results fall significantly short of projections will LM experience severe liquidity problems. The Company’s Argentine subsidiary, Transtex, had no borrowings outstanding at September 30, 2002 and as a result of overall credit tightening by the banks in Argentina, no further credit terms are believed to be available at this time. Although Transtex is currently generating sufficient cash flows from operations to meet its costs, due to the ongoing severe recession in Argentina, management cannot predict whether or not Transtex will experience liquidity problems in the near future. However, due to its relatively small contributions to the Company’s consolidated revenues, any liquidity problems at Transtex would not likely have a material adverse impact on the Company.

Long-Term Debt. The Parent’s long-term debt subject to compromise (excluding accrued interest) consists of $56.5 million on its 10 3/8% Senior Secured Notes due June 1, 2002 ("the 10 3/8% Senior Secured Notes"), $95.0 million on its 11 ¼% Senior Subordinated Notes due December 1, 2007 (the "11 ¼% Senior Subordinated Notes"), $8.0 million on its 11 5/8% Senior Unsecured Notes due August 1, 2002 ("the 11/5/8% Senior Unsecured Notes"), and $3.7 million on its Zero Coupon Convertible Subordinated Notes due August 2, 2002 and November 25, 2002. Accrued and default interest accumulated through July 31, 2002 of $21.4 million on the 10 3/8% Senior Secured Notes and $3.9 million on the 11 5/8% Senior Unsecured Notes along with additional consent and conversion fees which will be paid in kind in the form of additional 10 3/8% Senior Secured Notes upon Consummation of the Fourth Plan. See Part II, Item 2, "Changes in Securities" for further information relating to changes to the Parent’s long-term debt occurring October 1, 2002 pursuant to the Fourth Plan.

Long-term debt of subsidiaries includes $43.4 million of LM’s senior and subordinated non-recourse debt (the "LM debt"), $1.1 million of which is considered short-term and payable on June 26, 2003 in accordance with the amended agreement, and $0.7 million of mortgage and other indebtedness.

On June 26, 2001, the LM debt was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement requires LM to make a $1.1 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM’s equity which will vest over a period of time. As of September 30, 2002, approximately 8.7% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001. LM is presently in compliance with its covenants under the LM debt agreement. However, the Parent has grown concerned about LM’s present capital structure, and its ability to repay the loan upon its maturity. Therefore, the Parent, LM and LM’s banking syndicate have informally held discussions concerning a further restructuring, refinancing and or re-capitalization of the LM bank debt in advance of the loan maturity date. These discussions continue to be ongoing and while previous negotiations among the parties have resulted in satisfactory refinancing amendments in the past, there is no certainty that these discussions will be satisfactorily concluded. In the event that these discussions are not satisfactorily concluded, LM may not be able to continue as a going concern.

Notification by the USDA

In the third quarter of 2002, ABN was notified orally by the USDA, that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN, which is scheduled to expire on September 30, 2003. As a result, ABN has taken a third quarter restructuring charge of $0.2 million which represents the write-down of the carrying value of certain equipment specifically dedicated to this contract. In light of the above food coupon volume reductions, ABN is presently evaluating its current facility and capacity needs in order to assess if any further plant restructurings will be required in the future. Food coupon sales to the USDA (including distribution) represent a significant part of ABN’s total sales and gross margins which were $6.8 million and $3.7 million, respectively, for the nine months ended September 30, 2002 (approximately 27% and 36%, respectively). The reduction in operating margins from food coupon sales will have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent. Although, based on current estimates, it is anticipated that dividends from ABN along with those of ABNB will be sufficient to fund the Parent’s operating expense in the future, no assurance can be made that further devaluation of the Real or other business developments will not lead to a contrary result.

Chicago Lease

In November 2002, ABN was notified by a subtenant which subleases an ABN leased facility in Chicago that it will exercise its rights under the early termination clause of its sublease agreement with ABN.  Under the terms of its sublease, the subtenant has the right to terminate early in exchange for continued monthly rental payments through December 31, 2003 totaling $0.6 million and a one-time early termination fee of $0.3 million to be paid on December 31, 2003.  ABN’s prime lease with its landlord with respect to the Chicago facility is scheduled to expire on December 31, 2009 with annual lease payments during the period of approximately $0.6 million per year.  While ABN will begin to explore the possibility of leasing the facility to a new tenant, there is no assurance that ABN will be able to sublease this facility or, if it is able to lease the facility, that the sublease rate will be equal to the rate it is presently obligated to pay under the terms of its prime lease with the landlord.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the caption, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," " "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2002 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which should be considered in connection with a review of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Operations and Foreign Currency

The Company operates in Brazil, Australia, and France, each of which had significant foreign exchange fluctuations in 2002 and 2001. In addition, the Company operates in Argentina, which has recently defaulted on its government debt and has devalued its currency in an effort to end the country’s four-year recession.

The Company’s foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. Dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country.

For the nine months ended September 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 15% and 64%, respectively against the U.S. Dollar when compared to the nine months ended September 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 4.5% and 2.6%, respectively.

For the third quarter ended September 30, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of 19% and 72%, respectively against the U.S. Dollar when compared to the third quarter ended September 30, 2001. The Australian and Euro currencies during this same period experienced an average appreciation of 6.6% and 10.5%, respectively when compared to the prior year.

In October, 2002, the Real weakened to R$3.99 to the U.S. Dollar, its lowest level against the U.S. Dollar since the introduction of the currency. This represented a devaluation of approximately 42% when compared to the beginning of 2002 (R$2.32). Although, as of November 4, 2002, the Real had recovered to R$3.50 to the U.S. Dollar, the Real continues to experience significant volatility due in part to the up-coming maturity of a large amount of government indebtedness, the recent results of Brazil’s presidential election (wherein the Worker’s Party candidate, Lula da Silva, won by a wide margin), the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below. There can therefore be no assurance that the Real will not continue to fluctuate and/or weaken in the future.

The impact of devaluation at ABNB as of September 30, 2002 resulted in a decrease to consolidated equity of approximately $17.0 million since the beginning of the year. In spite of this devaluation, ABNB’s operating profit for the quarter and nine months ended September 30, 2002 are significantly higher in U.S. Dollar terms than in the same periods of 2001. This improvement is due in part to significant growth in certain of ABNB’s product lines, but also in part due to certain one-time tax credits allowed by the Brazilian tax authorities in 2002 that were not available in 2001.

ABNB is the Company’s largest subsidiary, contributing more than half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB’s cash flow in U.S. Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same level as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB along with those of ABN will be sufficient to fund the Parent’s operating expense in the future along with payments pursuant to the Consummation of the Fourth Plan, no assurance can be made that further devaluation of the Real or other business developments will not lead to a contrary result.

The severe and ongoing economic recession in Argentina continues to negatively impact the profitability, cash flow and carrying value of Transtex, such that any further deterioration in the business may impact its ability to continue as a going concern. Despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the nine months and third quarter ended September 30, 2002.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February, 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which require the conversion of certain U.S. Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At November 4, 2002, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$3.51.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 11, 2002 was conducted under the supervision and with the participation of the Company’s management, including the Company's chief executive officer and chief financial officer. Based on that evaluation, the Company's management, including the Company’s chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of November 11, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to November 11, 2002.

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.

Status of Chapter 11 Proceeding. In December 1999, the Parent (but none of its subsidiaries) filed a plan for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). In November 2000, the Bankruptcy Court confirmed the Parent’s Third Amended plan of reorganization (the "Third Plan") in the Chapter 11 Proceeding.

However, in the period following the Bankruptcy Court’s confirmation of the Third Plan, the Company was (and continues to be) adversely affected by: (a) a significant and continuing devaluation of the Brazilian Real relative to the U.S. Dollar, which has negatively impacted the flow of dividends to the Parent from its Brazilian subsidiary; (b) a diminishing market for many of the Company’s maturing security paper products; and (c) the severe and ongoing economic recession in Argentina. As a result of these factors, the Third Plan was never consummated.

On May 24, 2002, the Parent submitted its Disclosure Statement (the "Disclosure Statement") with respect to its proposed Fourth Amended Reorganization Plan (the "Fourth Plan") to the Bankruptcy Court.

On August 22, 2002 the Bankruptcy Court confirmed the Parent’s Fourth Plan in the Chapter 11 Proceeding.

On October 1, 2002, the Fourth Plan became effective (the "Effective Date"). On the Effective Date, the Parent cancelled all shares of its preexisting common stock and preferred stock, and commenced the issuance of its new common stock, $.01 par value per share ("New Common Stock"), and certain additional rights, warrants and options entitling the holders thereof to acquire New Common Stock, in the amounts and on the terms set forth in the Fourth Plan. As a result of the securities to be issued and exchanged under the Fourth Plan, the former holders of the $95 million principal amount of the Parent’s 11 1/4% Senior Subordinated Notes received on the Effective Date, in full satisfaction, settlement, release, discharge of and in exchange for such notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent. Consequently, a change in control occurred on the Effective Date, with control of the Parent being transferred from the former holders of the Parent’s old common and preferred stock to the former holders of the Parent’s 11 1/4% Senior Subordinated Notes.

In addition, the Parent’s 10 3/8% Senior Secured Notes were reinstated at par value, with accrued interest to be paid in the form of additional 10 3/8% Senior Secured Notes. The maturity date for the 10 3/8% Senior Secured Notes was extended through January 31, 2005, and a number of modifications were made to the indenture governing the 10 3/8% Senior Secured Notes. The Parent’s 11 5/8% Senior Unsecured Notes were converted into 10 3/8% Senior Secured Notes at approximately 106% of their original face amount.

The Parent emerged from bankruptcy effective as of October 1, 2002 and is in the process of making the securities distributions required under the Fourth Plan. The Parent will adopt Fresh Start ("Fresh Start") reporting in conformity with Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The SOP requires, among other things, that the Company’s reorganized assets be remeasured at fair value as of the consummation date, in accordance with Accounting Principle Board Opinion ("APB") 16, "Business Combinations". Any portion of the reorganized Company’s assets which cannot be attributed to specific tangible or identified intangible assets of the reorganized Company will be identified as "reorganization value in excess of amounts allocable to identifiable assets" and will be periodically measured for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The Parent is presently assessing the impact of Fresh Start reporting on the Company’s post-reorganized balance sheet for its adoption in the fourth quarter of 2002.

Reference should be made to the Company’s Annual Reports on Form 10-K for the years ended December 31, 2000 and December 31, 2001, and the Company’s current reports on Form 8-K filed on August 16, 2001, June 3, 2002, August 28, 2002, September 4, 2002 and October 16, 2002 for a further discussion of the Chapter 11 Proceeding and other risk factors.

Item 2. Changes in Securities

Pursuant to the Fourth Plan, on the Effective Date the Parent reduced the principal amount of its outstanding indebtedness by converting a substantial portion of that indebtedness into New Common Stock. Upon consummation of the Fourth Plan (the "Consummation"), all of the Parent’s existing preferred and common stock (the "Preferred Stock" and the "Common Stock," respectively) were cancelled.

Capitalized terms used, but not defined, herein shall have the meanings set forth in the Fourth Plan, which is incorporated herein by reference to Exhibit 2.2 of the Parent's Current Report on Form 8-K filed on September 4, 2002.

           A. Securities Issued in Connection with the Fourth Plan

New Common Stock. The principal terms of the New Common Stock issued by the reorganized Parent under the Fourth Plan are as follows:

Authorization: Initial Issuance: Shares Reserved For Issuance:	20,000,000 shares, $.01 par value per share 11,827,143 shares
Rights Offering: Management Incentive Options: Consultant Options: New Warrants: Equity Options: Total	1,383,292 shares 1,117,700 shares (estimated maximum) 88,531 shares 622,481 shares 177,061 shares 15,216,208 shares
Par Value: Voting Rights: Preemptive Rights: Dividends:	$.01 per share One vote per share None Payable at the discretion of the Board of Directors of the reorganized Parent

New Warrants. The principal terms of the new warrants ("New Warrants") issued by the reorganized Parent under the Fourth Plan are as follows:

Authorization:	622,481 warrants, each representing the right to purchase one share of New Common Stock, equal to 5% of the New Common Stock subject to dilution by the Management Incentive Options, the Rights, the Equity Options, and the Consultant Options
Initial Issuance:	622,481 warrants, each representing the right to purchase one share of New Common Stock
Vesting:	Immediately upon issuance
Term:	Five years from the consummation date
Strike Price:	311,241 warrants (the New Series 1 Warrants) will have a strike price of $10.00 311,240 warrants (the New Series 2 Warrants) will have a strike price of $12.50
Anti-dilution Rights:	Strike price and number of shares of New Common Stock issuable upon exercise shall be adjusted for stock splits, dividends, recapitalization, and similar events. Upon the merger or consolidation of the Company, holders of New Warrants shall receive the market value of the New Warrants or warrants in the merged or consolidated company

All references to the terms "on a fully diluted basis" or "subject to dilution" shall give effect to the issuance of the number of shares of New Common Stock reserved for issuance stated above.

Management Incentive Options. Under the Fourth Plan, the Parent has been authorized to issue management incentive options ("Management Incentive Options") to certain employees and consultants of the reorganized Parent and its subsidiaries, following the consummation date, pursuant to the Parent’s 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. An initial issuance of 780,000 Management Incentive Options was approved by the Board of Directors in connection with the Incentive Plan, and then granted by the Parent to key employees on October 1, 2002. In accordance with the Incentive Plan, a registration statement on Form S-8 will be filed as promptly as practicable for the shares of New Common Stock issuable with respect to the Management Incentive Options.

Consultant Options. Pursuant to the Consultant Option Agreement dated as of October 1, 2002, between the Parent and the Company’s former Chairman and Chief Executive Officer, Morris Weissman ("Weissman"), Weissman was issued options (the "Consultant Options") to purchase up to 88,531 shares of New Common Stock (0.64% of the New Common Stock on a fully diluted basis) at an exercise price of $2.50 per share. The Consultant Options shall expire on the tenth anniversary of the effective date of the Fourth Plan.

Equity Options. Equity options ("Equity Options") were issued that entitle the holders of Preferred Stock and Common Stock interests to purchase (i) up to 88,531 shares of New Common Stock, or 0.64% of the New Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the New Common Stock trades at an average price of $5.00 over twenty (20) consecutive trading days, and (ii) up to 88,531 shares of New Common Stock or 0.64% of the New Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the New Common Stock trades at an average price of $7.50 over twenty (20) consecutive trading days. The term of an Equity Option shall commence on the grant date and terminate upon the expiration of ten years from the grant date. At the expiration date all rights under an Equity Option shall cease. To the extent all or any portion of an Equity Option becomes exercisable as described above, such Equity Option will remain exercisable until the expiration date even though the New Common Stock subsequently trades at an average price less than the target levels described above, provided however that no portion of any Equity Options shall be exercisable after the expiration date.

Rights Offering. In accordance with the terms contained in the Rights Offering Procedures described in the Plan, the Rights Offering permitted each holder of a Preferred Stock and Common Stock interest, other than Weissman, entitled to vote on the Plan to elect to subscribe for rights to purchase New Common Stock (the "Rights"). The Rights, which are not evidenced by certificates, consist of the right to purchase up to 10% of the issued and outstanding shares of New Common Stock on a fully diluted basis as of the date of distribution. Each Right represents the right to purchase one share of New Common Stock for a purchase price of $8.00 per share. Subject to any requirement of the securities laws, the Rights are transferable in accordance with the provisions set forth in the Rights Offering Procedures; provided, however, that no person may acquire Rights by way of transfer such that as of the date of distribution, after giving effect to the exercise of all Rights properly subscribed to and acquired by transfer, such person would hold an amount of New Common Stock greater than five percent (5%) of the New Common Stock issued and outstanding as of the date of distribution. The term of a Right commences on the grant date and terminates upon the expiration of ten years from the grant date. Upon the expiration date all rights under a Right shall expire. The deadline to subscribe for the rights expired on October 23, 2000. Holders of Preferred Stock and Common Stock interests had the right to exercise their right to "claw back" all or a portion of the Rights validly and effectively exercised by holders of Preferred Stock and Common Stock interests. The period such "claw back" expired is five days after the Effective Date of the Plan. Under the Rights Offering, the Parent received deposit subscriptions for 22,698 Rights, but the amount actually issued may decrease in connection with the exercise of such claw back rights.

B. Distributions Under the Plan/Existing Creditor Claims

The major classes and the respective distributions that these classes will receive of the above securities and other securities under the Plan are described below.

11 1/4% Senior Subordinated Note Claims. Holders of the $95 million principal amount of the Parent’s 11 1/4% Senior Subordinated Notes received, in full satisfaction, settlement, release, discharge of and in exchange for these notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent. This percentage is subject to dilution as discussed above.

10 3/8% Senior Secured Note Claims. Holders of the $56.5 million principal amount of the 10 3/8% Senior Secured Notes had their claims reinstated with certain modifications. These modifications include, among others: (1) the Parent at its sole option has the right to make interest payments in kind ("PIK") in the form of additional 10 3/8% Senior Secured Notes for any interest payments that becomes due on or before January 31, 2005; (2) an extension of the maturity date to January 31, 2005; and (3) various amendments to the indenture affording the Parent somewhat greater flexibility in operating its business following consummation. In consideration for these modifications, the noteholders received a consent fee in the form of a $1.1 million increase in the aggregate principal amount of the notes equal to 2% of the outstanding principal amount. This increase will be paid in the form of additional PIK 10 3/8% Senior Secured Notes. For a full description of all of the modifications to the 10 3/8% Senior Note Indenture and the 10 3/8% Senior Secured Notes to be effected pursuant to the Plan, see the Plan.

The Parent did not make the semi-annual interest payments due under the 10 3/8% Senior Secured Notes on December 1, 1999, June 1, 2000, December 1, 2000, June 1, 2001, December 1, 2001 and June 1, 2002, and did not repay the principal on such notes due on June 1, 2002. As of July 31, 2002, approximately $21.4 million in accrued and default interest was outstanding, which was upon consummation be added as PIK to the outstanding principal amount of the notes. This amount of accrued and default interest was originally estimated at $21.8 million as filed in the Company’s 8-K filed on August 28, 2002.

As described in the next paragraph, additional 10 3/8% Senior Secured Notes were issued in satisfaction of the 11 5/8% Senior Unsecured Note Claims. Persons receiving such new 10 3/8% Senior Secured Notes received the same rights as the pre-existing holders of 10 3/8% Senior Secured Notes under the terms of the 10 3/8% Senior Notes indenture, as amended in accordance with the Plan. As a result, holders of the 11 5/8% Senior Unsecured Notes became secured creditors of the Parent, sharing in the security interests of the 10 3/8% Senior Secured Notes.

11 5/8% Senior Unsecured Note Claims. The Plan provided for the pro-rata conversion of the principal amount of, and unpaid accrued interest under, the 11 5/8% Senior Unsecured Notes into an aggregate of $12,562,357 principal amount of substitute 10 3/8% Senior Secured Notes, of which $8 million represents the principal amount of the 11 5/8% Senior Unsecured Notes which was scheduled to be due and payable on August 1, 2002, but was not paid. The additional $4,562,357 principal amount of substitute 10 3/8% Senior Secured Notes represented unpaid interest accrued on the 11 5/8% Senior Unsecured Notes through July 31, 2002 of approximately $3.9 million and a conversion fee of approximately $0.7 million. The substitute 10 3/8% Senior Secured Notes received in exchange for the 11 5/8% Senior Secured Notes have the same rights as the pre-existing 10 3/8% Senior Secured Notes under, and all interest accrued past July 31, 2002 shall be due and payable in accordance with, the terms of the 10 3/8% Senior Notes indenture, as amended in accordance with the Plan.

Convertible Subordinated Noteholders. Holders of the Parent’s Convertible Subordinated Notes due August 2, 2002 and November 25, 2002, who in the aggregate were owed $3.7 million by the Parent, received 221,573 shares of New Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claims. This represents approximately 1.9% of the initial shares of New Common Stock subject to dilution.

Warrant Interests. Warrant interests issued to operating management or any others in prior years, were not entitled to, and did not receive or retain, any equity interest on account of such warrant interests.

Unsurrendered Preferred Stock Claims. Holders of unsurrendered Preferred Stock, who in the aggregate had a claim of approximately $0.4 million, received 43,245 shares of New Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claim, representing approximately 0.4% of the initial shares of New Common Stock. This percentage is subject to dilution.

General Unsecured Claims. Under the Plan, all General Unsecured Creditors are unimpaired. As a result, each holder of a General Unsecured Claim retains the full value for its claim, which will be paid by the Parent in the fully allowed amount or in such other amount and upon such terms as the Parent and any such holder may agree. The estimated total face amount of such claims is approximately $7.6 million.

Existing Equity Claims and Interests. All existing equity holders shared in an equity reserve (the "Equity Reserve"). The Equity Reserve contains 915,396 shares of New Common Stock, representing approximately 7.7% of the New Common Stock, subject to dilution. In addition, the Equity Reserve holds 622,481 New Warrants, representing the right to purchase approximately 5% of the New Common Stock, subject to dilution.

The New Warrants consist of New Series 1 Warrants ("New Series 1 Warrants") and New Series 2 Warrants ("New Series 2 Warrants"), with 311,241 New Series 1 Warrants representing the right to purchase 311,241 aggregate shares of New Common Stock at an exercise price of $10 per share, and 311,240 New Series 2 Warrants representing the right to purchase 311,240 aggregate shares of New Common Stock at an exercise price of $12.50 per share.

The Equity Reserve will be distributed to the holders of Preferred Stock and Common Stock, and the holders of Securities Claims on the date of distribution pursuant to the allocations discussed below.

Preferred Stock and Common Stock Interests - Primary share distribution. Holders of 2,404,845 shares of Preferred Stock and 23,486,135 shares of Common Stock (exclusive of 1,603,095 Common Stock shares owned by Weissman) received their pro-rata share of 60% of the 915,396 shares of New Common Stock in the Equity Reserve. This resulted in 549,238 shares of New Common Stock allocated to these holders on a pro-rata basis with 51,015 shares of New Common Stock issued to the holders of Preferred Stock and 498,223 shares of New Common Stock issued to the holders of Common Stock.

Warrant Distribution. The holders of Preferred Stock and Common Stock also received on a pro-rata basis 60% of the 311,241 New Series 1 Warrants and 60% of the 311,240 New Series 2 Warrants in the Equity Reserve. This resulted in 186,745 New Series 1 Warrants and 186,744 New Series 2 Warrants allocated to these holders on a pro-rata basis as follows: 17,346 New Series 1 and 17,345 New Series 2 Warrants were issued to the holders of Preferred Stock and 169,399 New Series 1 and 169,399 New Series 2 Warrants were issued to the holders of Common Stock.

Equity Options Distribution. In addition to the participation of the holders of Preferred Stock and Common Stock in the Equity Reserve, these holders also received on a pro-rata basis 177,061 Equity Options each representing the right to purchase one share of New Common Stock, exercisable at $2.50 per share dependent upon average trading prices for the New Common Stock. Fifty percent of the Equity Options are exercisable at such time as the New Common Stock trades at an average of $5.00 over twenty consecutive trading days, and the remaining fifty percent is exercisable at such time as the New Common Stock trades at an average price of $7.50 over twenty consecutive trading days. These options, if exercised, will allow the holders to purchase up to 1.28% of the outstanding shares of New Common Stock on a fully-diluted basis. The holders of Preferred Stock received 16,446 Equity Options and the holders of Common Stock received 160,615 Equity Options.

ABN and ABH Securities Claims. ABN and ABH Securities Claimants received the remaining 40% of the New Common Stock and New Warrants in the Equity Reserve. This resulted in a transfer on the date of distribution of 366,158 shares of New Common Stock, 124,496 New Series 1 Warrants and 124,496 New Series 2 Warrants to the District Court Claims Administrator. As soon as possible thereafter, the District Court Claims Administrator will effectuate these distributions to each holder in full satisfaction, settlement, release and discharge of and in exchange for the ABN Securities Claim and the ABH Securities Claim pursuant to an allocation formula as set forth in the Plan and to be administered by the District Court Claims Administrator.

As of the record date of August 22, 2002, there were 25,089,230 shares of the Parent's common stock issued and outstanding.

Item 5. Other Events.

The Parent’s Board of Directors has authorized the Parent to repurchase up to $15 million face amount of its outstanding 10 3/8% Senior Secured Notes at a discount to par value following the Effective Date. The 10 3/8% Senior Secured Notes will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back any 10 3/8% Senior Secured Notes will depend upon the availability of cash at the Parent and other corporate developments.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Description

4.1	Form of 10 3/8% Senior Secured Notes due January 31, 2005

4.2	Forms of Equity Option Certificates

99.1	Certification of Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K filed August 28, 2002
     Item 3 Bankruptcy or Recievership
     Item 7 Financial Statements, Pro Forma Financial Information and Exhibits

Form 8-K filed September 4, 2002
     Item 7 Financial Statements, Pro Forma Financial Information and Exhibits

Form 8-K filed October 16, 2002
     Item 1 Changes in Control of the Registrant
     Item 5 Other Events
     Item 7 Financial Statements, Pro Forma Financial Information and Exhibits

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
      Chairman and Chief Executive Officer

By: /s/ Patrick J. Gentile
      Patrick J. Gentile
Executive Vice President and Chief Financial Officer

Dated: November 14, 2002

CERTIFICATION

I, Steven G. Singer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Banknote Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven G. Singer Chief Executive Officer

CERTIFICATION

I, Patrick J. Gentile, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Banknote Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Patrick J. Gentile Executive Vice President and Chief Financial Officer