Form 10-K
period 2002-12-31
AMERICAN BANKNOTE CORP
filed 2003-03-31
CIK 51124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

           Title of each class:             Name of exchange on which registered
New Common Stock, par value $.01 per share                 OTC-BB
   New Series 1 Warrants                                   OTC-BB
   New Series 2 Warrants                                   OTC-BB

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     On October 1, 2002, the registrant emerged from bankruptcy proceedings instituted under Chapter 11 of the United States Bankruptcy Code. On that date, the registrant cancelled all of its previously issued and outstanding common equity. Consequently, the registrant's current common stock, which constitutes all of the registrant's current voting and non-voting common equity, had no aggregate market value as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter. However, the aggregate market value of the registrant's outstanding voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 28, 2002 which was before the Chapter 11 reorganization was $100,357 (based on a per share price of $.004 and 25,089,230 shares of old common stock then held by non-affiliates).

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[___]

        As of March 19, 2003, 11,770,815 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference:

     None.

                          AMERICAN BANKNOTE CORPORATION

                                TABLE OF CONTENTS


PART I

 Item 1.   Business............................................................1
 Item 2.   Properties.........................................................15
 Item 3.   Legal and Other Proceedings........................................15
 Item 4.   Submission of Matters to a Vote of Security Holders................19

PART II

 Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters........................................20
 Item 6.   Selected Financial Data............................................28
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................29
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........43
 Item 8.   Financial Statements and Supplementary Data........................45
 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................45

PART III

 Item 10.  Directors and Executive Officers of the Registrant.................47
 Item 11.  Executive Compensation.............................................48
 Item 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................48
 Item 13.  Certain Relationships and Related Transactions.....................48
 Item 14   Controls and Procedures............................................48

PART IV

 Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...49

                                     PART I

                               ITEM 1. BUSINESS.

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

     The Parent's principal subsidiaries are:

        American Bank Note Company ("ABN") a New York Corporation (and the Company's domestic operating subsidiary),

        American Bank Note Ltda.  ("ABNB"), a 77.5% owned Brazilian company,

        ABN Australasia Limited, trading as the Leigh-Mardon Group ("LM"), a 91% owned Australian company, with an operating subsidiary in New Zealand,

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

REORGANIZATION

     In December 1999, the Parent (but none of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On August 22, 2002, the Bankruptcy Court confirmed the Parent's Fourth Amended Plan of Reorganization (the "Plan") in the Chapter 11 Proceeding.

     On October 1, 2002, all conditions required for the effectiveness of the Plan were achieved and the Plan became effective (the "Effective Date"). On the Effective Date, the Parent cancelled all shares of its preexisting common stock and preferred stock, and commenced the issuance of its new common stock, $.01 par value per share ("New Common Stock"), and certain additional rights, warrants and options entitling the holders thereof to acquire New Common Stock, in the amounts and on the terms set forth in the Plan.

     The Company is currently listed on the NASDAQ OTC Bulletin Board. The symbols for the newly listed equity securities are as follows:

                  SECURITY                           SYMBOL
         New Common Stock                             ABNT
         New Series 1 Warrants                        ABNWV
         New Series 2 Warrants                        ABNZV

     As a result of the securities issued and exchanged under the Plan, the former holders of the $95 million principal amount of the Parent's 11 1/4% Senior Subordinated Notes due December 1, 2007 (the "Senior Subordinated Notes") received on the Effective Date, in full satisfaction, settlement, release, discharge of and in exchange for the $106.2 million in principal of, and accrued interest on, the Senior Subordinated Notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent. Consequently, a change in control occurred on the Effective Date, with control of the Parent being transferred from the former holders of the Parent's old common and preferred stock to the former holders of the Parent's Senior Subordinated Notes.

     In addition, the Parent's $56.5 million principal amount of 10 3/8% Senior Secured Notes due June 1, 2002 (the "Senior Secured Notes") were reinstated at par value, with accrued interest and a two percent consent fee paid in the form of additional Senior Secured Notes. Consequently, the former holders of the Senior Secured Notes received an additional $22.5 million principal amount of Senior Secured Notes, bringing their aggregate holdings to approximately $79 million of such Senior Secured Notes. The Parent's $8.0 million principal amount of 11 5/8% Notes due August 1, 2002 (the "11 5/8% Notes") were converted into Senior Secured Notes together with accrued interest which totaled $3.9 million as of the assumed July 31, 2002 payment date and a conversion fee of approximately $0.7 million. Consequently, the former holders of the 11 5/8% Notes immediately prior to the consummation of the Plan on the Effective Date received an aggregate amount of approximately $12.6 million principal amount of Senior Secured Notes, bringing the total amount of Senior Secured Notes outstanding as of the Effective Date to $91.6 million. The maturity date for the Senior Secured Notes was extended through January 31, 2005, and a number of modifications were made to the indenture governing the Senior Secured Notes. Subsequent interest payments on the Senior Secured Notes will occur semi-annually on June 1st and December 1st, with the Parent having the option to pay interest in kind or in cash. On November 5, 2002, the final exchange of the Senior Secured Notes and the 11 5/8% Notes was completed based on an assumed July 31, 2002 payment date. On the December 1, 2002 interest payment date, the Parent opted to pay interest in kind. At December 31, 2002, the total reinstated amount of Senior Secured Notes, inclusive of paid in kind interest and fees, totaled $95.5 million.

     None of the Parent's subsidiaries was or has ever been a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding. As a result, during the Parent's reorganization, each one of the subsidiaries continued to operate its respective business in the normal course, on a stand-alone basis.

CONSUMMATION OF THE REORGANIZATION PLAN AND FRESH START ACCOUNTING

     The Parent substantially satisfied all conditions to consummation of the Plan and as a result, the Parent fully emerged from bankruptcy on the October 1, 2002 Effective Date. In accordance with the AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting ("Fresh Start") as of September 30, 2002. As such, the Company has recorded the effects of the Plan and Fresh Start as of October 1, 2002. Under Fresh Start, a new reporting entity (the "Successor Company" or the "Reorganized Company") is deemed to be created as a result of a change in control of ownership. SOP 90-7 requires, among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their reorganization value ("Reorganization Value"), which is defined as the fair value at the Effective Date, in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Staff Accounting Bulletin No. 54, and the reorganized values have been recorded on the books and records of the subsidiary companies. Any portion of the Reorganized Company's assets that cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is identified as reorganization value in excess of amounts allocable to identified assets and is classified as goodwill ("Goodwill"). This Goodwill will be periodically measured for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

     The Effective Date was October 1, 2002 and, as a result, Fresh Start was adopted on September 30, 2002. In addition to restating assets and liabilities at their Reorganization Value, the Company's accumulated deficit, including accumulated foreign currency translation adjustments totaling $289.6 million, was eliminated and the capital structure was recast in conformity with the Plan. The adjustments to eliminate this accumulated deficit consisted of a $91.4 million extraordinary gain on the forgiveness of debt of which $91 million was converted into New Common Stock and $0.4 million represented discounts negotiated with various unsecured creditors, and a $223.2 million Fresh Start gain with a corresponding $23.2 million charge related to ABNB's minority interest holder's share of the valuation based upon the reorganization value of the Successor Company. These gains were partly offset by a $1.8 million extraordinary loss resulting from the reinstatement of the Senior Secured Notes and the exchange of the 11 5/8% Notes for Senior Secured Notes inclusive of all accrued interest and consent premiums which were paid or accrued in kind.

     As a result of the Company's adoption of Fresh Start, reporting for the Reorganized Company for the year ended December 31, 2002 reflects the financial results of operations and cash flows of the Successor Company for the three month period ended December 31, 2002 and those of the pre-reorganization Company (the "Predecessor Company") for the nine month period ended September 30, 2002. As a result of the application of Fresh Start, the financial statements for the periods after reorganization are not comparable to the financial statements for the periods prior to reorganization.

     However, with respect to the Company's income statement, differences between the periods before and after reorganization relate predominantly to interest expense (resulting from the reorganization of the Parent debt) and depreciation expense (relating to any fair market value adjustments to property plant and equipment), such that taking these differences into consideration, the results of the Company's operations on an annual twelve month basis for 2002 could still be compared to the twelve months ended 2001 for the purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations (See Items 6 and 7).

     The Reorganization Value of the Company's common equity was determined with the assistance of the Company's financial advisors, the Blackstone Group L.P. ("Blackstone") and reflects adjustments for certain events subsequent to the August 2002 valuation which was used at the Company's Plan Confirmation Hearing of August 22, 2002. The Reorganization Value was based upon several factors and calculated based upon a variety of generally accepted valuation methods, placing various weights on each of the analyses and factors. No analysis or factor was considered to the exclusion of any other analysis or factor as the Company took the position that its valuations should be considered as a whole. In preparing the analyses, the Company and Blackstone made numerous assumptions with respect to the Company and took into consideration industry performance, general business, regulatory, economic, market, and financial conditions and other matters beyond the Company's control. In addition, analyses relating to the value of businesses or securities do not purport to be appraisals or to reflect the prices at which such business or securities will actually trade. The three primary methodologies used in calculating the Reorganization Value were (i) comparable public company analysis, (ii) analysis of historical market multiples of the Company, and (iii) comparable mergers and acquisitions analysis. A complete description of these analyses is incorporated by reference to the Company's Fourth Amended Plan of Reorganization filed as an exhibit to the Parent's Form 8-K/A on September 4, 2002.

     Based upon the various assumptions utilized by Blackstone and the Company, the Company's total equity value was estimated to be approximately $85 million as of August 22, 2002, the date the Plan was confirmed (the "Confirmation Date"). Subsequent to the Confirmation Date, several specific business related events negatively impacted the valuation of the Company such that at the Effective Date the equity value was recalculated to be $20.9 million. The three major factors attributable to this $64.1 million reduction in value stemmed from: (i) the significant devaluation of the Brazilian Real, which now appears to be trading at a weakened valuation range on a sustained basis and has therefore negatively impacted the valuation by approximately $27 million, (ii) the erosion of ABN's business, primarily resulting from the oral notification in the third quarter of 2002 by the United States Department of Agriculture (the "USDA") that it did not anticipate the need to place any further purchase orders for the production of food coupons, which resulted in a valuation reduction of approximately $19 million, and (iii) the inability of LM at that time to restructure its local senior bank debt, indefinitely delaying additional restructuring and profit improvement programs, and thereby further negatively impacting the valuation calculation by approximately $18 million.

     For the three months ended December 31, 2002 (Successor Company), the Company, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", performed an impairment test at the subsidiary unit level. Based upon the maturing and continual decline in ABN's product lines, combined with the overall general economic weakness in the print environment in the US and the political and economic instability in Brazil, management has determined that the Goodwill of the Company needed to be written down from the market multiples originally determined by Blackstone in August 2002, since these multiples no longer reflect the market conditions affecting the value of these subsidiaries. As a result, the Company has taken a total impairment charge to Goodwill of $47.4 million, of which $33.2 million relates to ABNB and $14.2 million relates to ABN.

PRIMARY PURPOSES OF THE PLAN

     The primary purposes of the Plan were to reduce the Parent's debt service requirements and overall level of indebtedness, to realign its capital structure and to provide it with greater liquidity to operate its business.

     WHILE THE PLAN DID MATERIALLY IMPROVE THE PARENT'S INDEBTEDNESS, CAPITAL STRUCTURE AND LIQUIDITY, MANY OF THE SAME RISKS THAT RESULTED IN THE PARENT'S INABILITY TO MEET ITS INTEREST PAYMENTS PRIOR TO FILING CHAPTER 11 REMAIN TODAY, INCLUDING FOREIGN CURRENCY RISK, ECONOMIC RECESSION AND POLITICAL INSTABILITY, AN ACCELERATED DECREASE IN HIGH MARGIN PRODUCTS, AND A HIGH LEVEL OF SENIOR SECURED NOTE INDEBTEDNESS. THE PARENT BELIEVES THAT, IN THE NEAR TERM, IT CAN CONTINUE TO OPERATE AS A GOING CONCERN AND GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS TO MEET ITS OBLIGATIONS ON A TIMELY BASIS. HOWEVER, ABSENT A SIGNIFICANT INCREASE IN AVAILABLE FREE CASH FLOW FROM OPERATIONS, IT IS THE PARENT'S INTENTION DURING THIS TIME TO CONTINUE TO PAY ITS SEMI-ANNUAL INTEREST PAYMENTS ON THE SENIOR SECURED NOTES IN KIND IN LIEU OF CASH INTEREST, AS PERMITTED BY ITS REVISED INDENTURE.

     MOREOVER, NO ASSURANCE CAN BE MADE THAT THE COMPANY WILL HAVE SUFFICIENT LIQUIDITY ON AN OVERALL BASIS TO MEET ITS FUTURE OPERATING NEEDS, AND THERE IS SIGNIFICANT RISK THAT, BASED UPON THE CURRENT AND ANTICIPATED FUTURE CASH FLOWS GENERATED FROM OPERATIONS, THE PARENT MAY NOT BE ABLE TO REPAY ITS SENIOR SECURED NOTES UPON THE JANUARY 31, 2005 MATURITY DATE. THIS FACTOR, COMBINED WITH THE COMPANY'S LIMITED ACCESS TO CAPITAL AND FINANCIAL MARKETS TO REFINANCE THE SENIOR SECURED NOTES, COULD REQUIRE A FURTHER RESTRUCTURING, BANKRUPTCY OR PARTIAL OR TOTAL LIQUIDATION OR SALE OF THE COMPANY. FOR A FURTHER DISCUSSION OF THESE RISKS, PLEASE SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," ITEM 7A, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND THE INDEPENDENT AUDITOR'S REPORT WITH RESPECT TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FILED HEREWITH.

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

     Through its subsidiaries, the Company designs solutions and manufactures products that incorporate anti-fraud and counterfeit resistant technologies, including stored-value (imbedded circuit) and prepaid telephone, magnetic-stripe, memory and microprocessor-based transaction cards ("smart cards"), licenses, identification and issuance systems, bank and other checks, stock and bond certificates and a wide variety of electronically or digitally produced personalized documents. Through strategic alliances and joint ventures funded through operating cash flow, as well as a program to realign and refine its manufacturing operations, the Company continues to look for ways to improve its financial performance and expand its technological base and product lines. There can be no assurance that the Company can continue to pursue these activities, particularly in light of the devaluation and volatility of the Brazilian Real, the contraction of business activities at ABN, competitive card pricing pressures, and, to a lesser extent, the Argentine exchange rate and political environment (as more fully discussed herein).

     During the past several years, the Company has undergone several major restructurings of its operations and has made strategic decisions to: (i) restructure, consolidate and reduce its manufacturing costs, (ii) diversify and expand its products and services in the major geographic regions where it conducts business, (iii) package complete "end-to-end" transaction and printing solutions, products and services to retain and grow market share and (iv) create strategic joint ventures and alliances with partners who provide strong technology and/or value added products that are complementary to its business. These restructurings and strategic decisions were directed at reducing the Company's reliance on maturing product lines which have been declining, in favor of new products and services with growth potential, albeit at significantly lower gross margins.

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

     The Company has significant operations in Brazil, Australia, Argentina and France. On a consolidated basis, these operations have historically experienced significant foreign exchange rate fluctuations against the US Dollar. Significant foreign exchange rate fluctuations occurred during the twelve months ended December 31, 2002.

     For the twelve months ended December 31, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of approximately 35% and 66%, respectively, against the US Dollar when compared to the prior year. The Australian and Euro currencies experienced an average appreciation of approximately 6% and 5% respectively during this same period. In particular, the Brazilian Real has experienced tremendous volatility against the US Dollar with the Real devaluing by as much as 41% (R$3.96) against the US Dollar as of October 22, 2002 when compared to the beginning of the year (R$2.35).

     The Real continues to experience significant volatility, due in part to the uncertainties with respect to upcoming maturities on large amounts of government indebtedness, the results of Brazil's most recent presidential election (wherein the Worker's Party candidate won by a wide margin), the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below. During the first quarter of 2003 (through March 26, 2003) the average exchange rate was R$3.39 to the US Dollar.

     In spite of the significant devaluation of the Real, ABNB's operating profit for the twelve months of 2002 (as a subsidiary of both the Predecessor Company and Successor Company combined) is appreciably higher in US Dollar terms than in the same period of 2001. This improvement is due in part to growth in certain of ABNB's product lines, but also in part to certain one-time tax credits allowed by the Brazilian tax authorities in 2002 that were not available in 2001. For a further discussion please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     ABNB is the Company's largest subsidiary, contributing approximately half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expense in the forseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, the continued long-term threat of currency devaluation could severely impact the Company's ability to repay its Senior Secured Notes due January 31, 2005.

     In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which has required the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At March 26, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.94.

     The severe and ongoing economic recession in Argentina continues to negatively impact the carrying value of Transtex, and any further deterioration in the business may impact its ability to continue as a going concern. Despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the nine months of the Predecessor Company and the three months of the Successor Company. While, throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, the government has recently lifted this ban. The Parent received a $0.3 million dividend from Transtex in March 2003. However, there can be no assurance that the ability to repatriate dividends freely out of the country will continue on a consistent basis.

     As a result of Argentina's devaluation, effective January 1, 2002, the Company's financial statements include the impact of foreign currency translation on Transtex in accordance with FASB Statement No. 52, "Foreign Currency Translation." The Argentine Peso was therefore adopted as the functional currency for translation purposes. As is the case with the Parent's other foreign subsidiaries, the balance sheet accounts of Transtex have been translated using the exchange rates in effect at the balance sheet date, and the income statement amounts have been translated using the average exchange rate for the twelve months ended December 31, 2002 (both Predecessor and Successor Companies). The total aggregate impact of devaluation at Transtex as of December 31, 2002 resulted in a decrease to consolidated equity of approximately $2.6 million since the beginning of the year.

     In addition to the above and the risks described under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," the Company is subject to numerous risks in connection with doing business in its foreign countries, including the risk that the Company will be subject to future government imposed restrictions in these countries including, but not limited to, new laws or prohibitions on the repatriation of dividends and government action or intervention resulting in the nationalization or expropriation of the Company's assets.

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

     ABN principally sells its products in the US markets, but from time to time sells into foreign markets, particularly in parts of Latin America, Eastern Europe and certain developing countries. US export sales in 2002, 2001 and 2000 were approximately $0.7 million, $1.1 million and $1.4 million, respectively, or approximately 2%, 3% and 4%, respectively, of ABN's total sales.

     Over the past several years, ABN has restructured and streamlined its operations in an attempt to exit negative margin product lines and to reduce its cost structure to a level more appropriate to its remaining business. However, during both 2002 and 2001, ABN experienced a decline in demand for its mature high margin product lines (particularly food coupons and stock and bond certificates) and has been unable, thus far, to find a sufficient number of opportunities in lower margin product lines to fully offset the significant decline. Sales of stock and bond certificates were approximately 18% lower in 2002 versus 2001 ($10.5 million compared with $12.5 million), with a reduction in gross margins of approximately 16% (approximately $8 million versus $9.5 million). The Company believes the decline may continue in 2003 due to market and other external factors as more fully discussed in "Security Printing Solutions."

     One of the Company's other significant concerns has been the continual decline in food coupon volumes at ABN resulting from the ongoing replacement by the USDA of printed food coupons with electronic card-based food coupon benefits. In the third quarter of 2002, ABN was orally notified by the USDA that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN, which is scheduled to expire on September 30, 2003. As a result of the USDA's notification, in the third quarter of 2002 ABN took a restructuring charge of $0.2 million, which represents the write-down of the carrying value of certain equipment specifically dedicated to this contract.

     Food coupon sales to the USDA and related gross margins (including distribution) for 2002 were $7.1 million and $4.0 million, respectively, and represent a significant part of ABN's total sales and gross margins (approximately 22% for both) for the twelve months ended December 31, 2002 (Predecessor and Successor Company combined). The reduction in operating margins from food coupon sales will have a direct and significant effect on the cash flow of ABN and the level of dividends that will be available to the Parent. Although, based on current estimates, it is anticipated that dividends from ABN (along with those of ABNB) will be sufficient to fund the Parent's operating expense in the foreseeable future, no assurance can be made that further loss of business at ABN, devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, these issues could severely impact the Company's ability to repay its Senior Secured Notes due January 31, 2005. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity and Capital Resources" for further information.

     In light of the above stock, bond and food coupon volume reductions, in the first quarter of 2003, ABN has evaluated its present facility and capacity needs, and has put a formal plan in place to consolidate its Philadelphia operations into its Tennessee facility, thereby placing all of ABN's manufacturing operations under a single plant. ABN announced this formal plan to the employees of its Philadelphia plant on January 31, 2003. Approximately 50 employees are scheduled for termination as part of this downsizing by April 4, 2003. ABN's management projects approximately $0.4 million in severance payments related to employee terminations, approximately $0.2 million in costs related to equipment relocation and approximately $0.5 million in capital improvements to the Tennessee facility. ABN will fund these expenses through a combination of internal cash flow and external bank financing to the extent of capital improvements. It is contemplated that the total costs resulting from this restructuring will be recovered within one year from its execution. The provision for severance will be taken in the first quarter and all other fees and expenses related to the moving and relocation will be expensed as incurred.

     Based upon a comparison of the results of operations for the twelve months of 2002 versus 2001 and 2001 versus 2000, operating income at ABN in 2002, (as adjusted for goodwill and other asset impairments) declined by approximately $2.3 million and $3.3 million, respectively (percentage reductions of approximately 34% and 35%, respectively). These lower levels of operating income has and will continue to have a negative effect on ABN's ability to upstream dividends to the Parent to fund its corporate obligations, although the Parent believes that based on current estimates that the cash flow from ABN and ABNB is still adequate to fund the Parent's operating expense in the foreseeable future. In addition, cash flow at ABN is further impacted by payments made under various non-performing equipment and facility lease obligations which are fully reserved on its balance sheet as part of the various restructuring programs implemented. The Company estimates that payments under these obligations will be approximately $1.0 million in 2003.

     In November 2002, ABN was notified by a subtenant which subleases an ABN leased facility in Chicago that it will exercise its rights under the early termination clause of its sublease agreement with ABN. Under the terms of its sublease, the subtenant has the right to terminate early in exchange for continued monthly rental payments through December 31, 2003 totaling $0.6 million and a one-time early termination fee of $0.3 million to be paid on December 31, 2003. ABN's prime lease with its landlord with respect to the Chicago facility is scheduled to expire on December 31, 2009 with annual lease payments during the period of approximately $0.6 million per year. ABN has had real estate brokers evaluate the current market conditions in the area taking into consideration factors such as the time it would take to market the facility along with the extent of rent and building allowance concessions to be given to a new subtenant. In accordance with this evaluation, the Company has taken an impairment charge of $1.1 million, which represents the projected difference between the annual rent to the landlord and the current market rate at which the Company anticipates subleasing the facility on a present value basis over the remaining life of the lease. While ABN has begun the process of engaging brokers to market the property, there is no assurance that ABN will be able to sublease this facility for the going market rate or within the prescribed time frame.

     BRAZIL

     In 1993, the Company acquired ABNB, currently the largest private-sector security printer and manufacturer of transaction cards in Brazil. ABNB is also one of the main providers of stored-value telephone cards to telephone companies in Brazil. ABNB provides a wide variety of document management systems and solutions to many of the largest corporate, financial and government institutions in Brazil. Over 95% of ABNB's sales are in Brazil.

     In July 1995, ABNB acquired the security printing operations of Grafica Bradesco Ltda. from Banco Bradesco, S.A., Brazil's largest privately owned commercial bank, in exchange for a 22.5% minority ownership interest in ABNB, valued at a negotiated purchase price of approximately $17 million. In May 1997, the Company acquired the plastic cards division of a company in Brazil, Menno Equipamentos para Escritorio Ltda., for approximately $10 million in cash and notes. ABNB produces products in all three of the Company's product lines (Transactions Cards and Systems, Printing Services and Document Management, and Security Printing Solutions).

     ABNB is the Company's largest subsidiary, contributing approximately half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same level as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expense in the foreseeable future, no assurance can be made that further devaluation of the Real or other business developments will not lead to a contrary result.

     In December 2001, ABNB agreed to an incentive bonus arrangement with Sidney Levy, President of ABNB, which will entitle Mr. Levy to a cash bonus based upon a success formula in the event that the Parent sells ABNB during Mr. Levy's employment as President of ABNB.

     In July 2002, ABNB filed a tax claim with the Brazil federal government to utilize approximately $3.5 million in certain value added tax credits not previously claimed. ABNB will be permitted to carry forward these credits and offset them against future federal taxes. In the third quarter of 2002, ABNB utilized approximately $2.0 million of these credits. The balance of these credits were utilized by the end of 2002.

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

     In June 2001, the Company granted to LM's Managing Director options to purchase a 5% equity interest in LM, to vest over a period of 27 months, at an aggregate exercise price of $10. The Company engaged in this transaction as a part of a management incentive plan to retain the services of LM's Managing Director into the future, and as a restructuring of a prior service agreement to reduce aggregate cash compensation.

     In an attempt to become more efficient, LM has undergone several restructurings of its business over the past several years. This resulted in the closure of several personalization sites across Australia and New Zealand and the consolidation of its existing plants. In 2002, LM continued to explore opportunities to restructure and streamline its operations to reduce its cost structure with respect to mature product lines, and to provide new value added products that complement its core business. In the first quarter of 2002, LM announced a restructuring program for the purpose of consolidating its check manufacturing operations. As a result, approximately 80 employees were terminated at one of its manufacturing facilities. This resulted in a total restructuring charge of $1.9 million of which $1.4 million was paid in the first quarter of 2002, $0.3 million in the second quarter of 2002 and $0.1 million in the third and fourth quarters of 2002, respectively. LM's management believes that the cost resulting from this restructuring will have been recovered within one year from its execution.

     HOWEVER, DESPITE SUCH RESTRUCTURINGS, LM REMAINS HEAVILY LEVERAGED SUCH THAT ANY FUTURE COST CUTTING PROGRAMS TO FURTHER RATIONALIZE ITS BUSINESS WOULD REQUIRE SIGNIFICANT ADDITIONAL CAPITAL. MOREOVER, ITS DEBT IS DUE IN JUNE 2004 AND ABSENT AN AGREEMENT WITH THE LM BANKING SYNDICATE, THERE IS SIGNIFICANT DOUBT THAT LM WILL BE ABLE TO REPAY, REFINANCE AND/OR RESTRUCTURE THE $45.2 MILLION DEBT OBLIGATION UPON MATURITY.

     LM's management continues to hold in abeyance certain short-term profit improvement programs requiring the use of capital, pending its ongoing discussions with LM's banking syndicate as to whether a further restructuring, refinancing and or re-capitalization of the LM bank debt in advance of the June 2004 loan maturity date can be accomplished. LM's current cash flow projections place in doubt its ability to service the $1.2 million principal loan payment due June 24, 2003 without further accommodation from the bank syndicate. The parties have discussed a deferral or waiver of the June payment and, based upon preliminary discussions to date, have also agreed in principle to seek an equity infusion from an outside third party. It is possible that, in 2003, the Company will exit as LM's major shareholder for a market consideration to be determined. While these discussions continue to be ongoing and while previous negotiations among the parties have resulted in satisfactory arrangements in the past, there is no certainty that these discussions will be satisfactorily concluded. In the event that these discussions are not satisfactorily concluded there is a possibility LM may not be able to continue as a going concern, absent further accommodation from the bank syndicate. Moreover, LM's capital constraints have caused local management difficulty in upgrading computer and other systems which, in turn, have hampered local management's ability to effectively and efficiently operate, evaluate and restructure its business. See Item 7 "Liquidity and Capital Resources" for further information. Under the terms of LM's existing bank facility, dividends payable to the Parent will continue to be completely restricted.

     In the third quarter of 2002, the Parent's management evaluated the carrying value of Goodwill at LM in accordance with SFAS No. 142. In light of the Parent's concerns surrounding the potential restructuring, refinancing and/or re-capitalization of LM's bank debt along with the uncertainty surrounding additional internal and external capital funding required to grow significantly and/or further rationalize the cost structure of LM's business, the Company has evaluated and written down the entire carrying value of LM's Goodwill of $25.2 million at September 30, 2002 to more appropriately reflect the Parent's estimation of LM's fair value in accordance with SFAS No. 142.

     FRANCE

     The Sati Group ("Sati") was acquired by the Company in August 1997 for approximately $11.6 million, such purchase being effected primarily through a leveraged transaction.

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

     The following table presents the principal product line components of these sales for the twelve months ended December 31, 2002 (Successor and Predecessor Companies combined), the three months ended December 31, 2002 with respect to the Successor Company, and, with respect to the Predecessor Company, the nine months ended September 30, 2002 and the years ended December 31, 2001 and 2000 (Dollars in thousands):



                                         Three Months Ended           Nine Months Ended        Twelve Months Ended
                                            December 31, 2002         September 30, 2002          December 31, 2002
                                         Successor Company           Predecessor Company                Combined
                                             Sales          %            Sales            %            Sales            %
                                         ----------------  --------- ----------------- -------   --------------------- -------

Transaction Cards and Systems               $15,113          31.2%     $48,966             32%       $64,079            31.7%

Printing Services and Document Mgmt           9,657          20.0%      27,809             18%        37,466            18.5%
Security Printing Solutions                  23,618          48.8%      77,113             50%       100,731            49.8%
                                           --------       -----       --------       --------       --------           -----
                                            $48,388         100.0%    $153,888            100%      $202,276           100.0%
                                           ========       =====       ========       ========       ========           =====


                                                                        Years Ended
                                                      December 31, 2001                  December 31, 2000
                                                      Predecessor Company              Predecessor Company
                                                      Sales        Percentage         Sales        Percentage
                                                   ------------- ----------------   -------------- -------------

Transaction Cards and Systems                          $71,875         33%            83,187              32%
Printing Services and Document Mgmt                     37,422         17%            50,324              19%
Security Printing Solutions                            111,667         50%           126,428              49%
                                                       -------         --            -------              --
                                                      $220,964        100%          $259,939             100%
                                                      ========        ===           ========             ===


TRANSACTION CARDS AND SYSTEMS

     The Company is a leading supplier of a wide range of transaction cards, products and systems in the Latin American and Australasia (Australian and New Zealand) markets. In France, CPS is one of the largest personalizers of bank and other financial cards. The Company continues to expand and improve its production and service capabilities to capitalize on the trend toward cashless financial transactions. These products primarily include: (i) stored-value and prepaid cards, (ii) transaction cards and personalization services, (iii) licenses and issuance systems and (iv) micro-chip imbedded "smart-card" applications.

     Stored-Value and Prepaid Cards. The Company is one of the main suppliers of stored-value and prepaid telephone cards in Latin America and France, and in Australia and New Zealand (through its joint venture arrangement). In Brazil, ABNB supplies stored-value telephone cards to many telephone companies as well as prepaid phone cards to many mobile telecom operators. In Argentina and France, the Company is a major supplier of prepaid phone cards to their respective local telephone carriers. The Company's Australian subsidiary, LM, is a supplier of prepaid phone cards to Australia's and New Zealand's national telephone company. The Company also provides stored-value cards as well as contact and contactless cards to various firms in the financial and transportation industries.

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

     In Latin America, Australia and New Zealand, the Company is a leader in the manufacture and personalization of other magnetic stripe transaction cards, including loyalty (frequent buyer) and health insurance program cards.

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

     Smart card applications. The Company's subsidiaries in Brazil and Australia have formed separate but similar joint venture companies with Gemplus S.A., the world's leading systems designer and manufacturer of smart cards. A smart card is a transaction card with an imbedded micro-chip which allows for the storage of materially more data than the traditional magnetic stripe card in a highly secure manner. The two joint venture companies each manufacture, market and sell smart card systems and products in the Brazilian and Australian markets. The Company has a 50% ownership interest in each of these joint ventures. In France, CPS is a third-party personalizer of smart GSM phone cards, and in Argentina, Transtex has started to supply a small volume of smart cards.

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

     Electronic Printing Applications. The Company is a full service provider of electronic printing applications to a number of its corporate and government customers. Electronic printing applications encompass the secure data handling, electronic printing, personalization and mailing of documents for large-scale essential mail document cycles. This process involves the computerized printing of an array of variable data onto pre-printed base stock. Some of the primary applications are billing and fund collection systems, check and credit card statements, letter checks and invoices.

     In Brazil, Australia, and New Zealand, the Company provides electronic printing application services for institutions in the banking, insurance, utilities and telecommunication industries, as well as for a number of state and federal government agencies.

     Printing, Storage & Distribution. The Company prints products such as business forms and checks and provides storage and distribution services to the end user on behalf of its customers. For example, in Australia, LM prints and distributes medical forms for a government agency. In Brazil, ABNB performs print and document management and distribution services for leading financial institutions.

SECURITY PRINTING SOLUTIONS

     The Company supplies counterfeit-resistant documents of value in each of the countries where it offers this product line. Such documents include checks, money orders, passports, stock and bond certificates and other commercial documents of value such as gift certificates. The Company utilizes a variety of anti-counterfeiting features such as special inks and papers, computer generated bar and micro encoding, elaborate steel-engraved designs and distinctive lithographic printing techniques, all of which enable the Company to manufacture products containing various security features. As an additional security feature, many of the Company's manufacturing, storage and distribution facilities employ high levels of plant security, including guards, alarms, video monitoring and extensive accountability controls.

     Checks. The Company is the leading private sector supplier of personalized checks for major banks in Brazil, Australia and New Zealand. The Company supplies banks and other financial institutions with checks, same-day check personalization, and a wide array of security printing products such as money orders, vouchers and deposit books. With the advent of electronic payment systems, demand for bank checks in all three countries continue to decline. While in Brazil, checks represent a small percentage of ABNB's total revenue of approximately 11% in 2002 and 9% for both years 2001 and 2000, LM's revenue base for bank checks in Australia and New Zealand for 2002, 2001 and 2000, when compared to its total revenue, are much higher (approximately 32%, 36% and 37%, respectively).

     Stock and Bond Certificates. ABN produces stock and bond certificates. ABN is one of the few remaining producers of engraved printed certificates with the unique border designs and vignettes that had traditionally been required by the New York Stock Exchange, Inc. (the "NYSE"). ABN maintains a library of engraving plates for a large percentage of publicly traded securities.

     Stock and Bond certificates represent a declining product and there is considerable risk of further decline particularly in light of the continued trend toward next day settlement of securities. This risk has been further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001, which granted approval to the NYSE to change its physical format requirements for stock and bond certificates (the "Rule Change"). The Rule Change eliminated the NYSE's Listed Company Manual's requirements pertaining to certificate printing and appearance, and retained only the requirements specifying content. As a result, those requirements no longer mandate the use of intaglio printing or the inclusion of a vignette on the face of the certificate. Sales of stock and bond certificates were approximately 18% lower in 2002 versus 2001 ($10.5 million compared with $12.5 million), with a reduction in gross margins of approximately 16% (approximately $8 million versus $9.5 million). The Company believes the decline may possibly continue in 2003 due to the weak stock market and the other factors discussed above. In addition, the continued movement by many large companies towards paperless electronic transaction settlement could have a further impact on volume reduction in stock and bond certificates.

     Government Products. Government products include a variety of security documents printed for federal, state and local governments throughout the world. The Company manufactures food coupons, passports, visas, tax revenue stamps, property tax vouchers, postal panels, gas coupons, and similar products for federal governments. The Company also supplies secure documents such as motor vehicle registrations, title certificates and licenses, birth certificates, identity cards, and transportation passes for its government customers. The Company, through ABN, also acts as the secure distribution and accountability agent for the United States Postal Service (the "USPS") for its Stamps on Consignment Program ("SOC") delivering stamps to private retailers throughout the United States. In 2002, the USPS replaced the USDA as the Company and ABN's largest single domestic customer, pursuant to a three-year requirements contract with two additional option years. ABN is presently in the second year of the contract with sales under the SOC program representing in 2002 and 2001 approximately 3.7% and 2.5%, respectively, of total consolidated sales of the Company, and approximately 23% in 2002 and 16% in 2001 of total sales of ABN.

     Until 2002, the USDA was the Company and ABN's largest single domestic customer, for which ABN has printed, stored and distributed food coupon requirements for more than 20 years. Food coupons are engraved printed documents accepted by grocery stores in lieu of currency. ABN was orally notified by the USDA, during the third quarter of 2002, that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN, which is scheduled to expire on September 30, 2003. Revenue from food coupons as a percentage of total consolidated sales for 2002, 2001 and 2000 is approximately 3.5%, 3.3% and 2.5%, respectively, but represents approximately 22% in 2002, 21% in 2001 and 19% in 2000 of total sales of ABN. In addition, the gross margins were $4 million in 2002 and 2001 and $3.7 million in 2000. The reduction in operating margins from loss of food coupon sales will have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent. See "Special Note Regarding Forward-Looking Statements" for more information.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company's foreign and domestic operations are managed by geographic region. As a result, the Company considers each geographic region a reportable segment. Financial information relating to foreign and domestic operations and export sales for the three months ended December 31, 2002 of the Successor Company and the nine months ended September 30, 2002 and the years ended December 31, 2001 and 2000 with respect to the Predecessor Company were as follows:




                                     Three Months       Nine Months                             Years
                                         Ended             Ended                                Ended
                                      December 31,     September 30,                         December 31,
                                         2002              2002                2001              2000
                                     Successor Co     Predecessor Co                        Predecessor Co
                                   ------------------ ---------------- -----------------------------------
                                                       (in millions)
Sales to unaffiliated customers
United States                          $ 7.9           $ 24.5                $  $36.0         $ 37.5
Brazil                                  20.3             78.4                   111.3          132.9
Australia                               16.5             41.1                    57.0           69.8
France                                   2.9              6.6                     8.5            9.9
Argentina                                0.8              3.3                     8.2            9.8

Operating profit or loss (1):
United States (2)                    $ (13.8)          $  0.1                 $   0.9         $  1.6
Brazil (2)                             (31.8)            12.1                    11.1           14.2
Australia (2)                            0.7            (25.7)                    2.3           (0.2)
France                                   0.6              0.4                     0.5            0.2
Argentina                                0.1              0.8                    (2.1)          (9.5)
United States: Export Sales          $    --           $  0.7                  $  1.1           1.4

  (1) Before Fresh-Start adjustments
  (2) Includes the goodwill and asset impairment write offs for the three months ended December 31, 2002
  (Successor Company) of US $14.2 million and Brazil $33.2 million and for the nine months ended September
  30, 2002 (Predecessor Company) of US $0.2 million and Australia $25.2 million.



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

MAJOR CUSTOMER

     The Company derived $17.6 million for 2002 (both Successor and Predecessor Companies combined), $24.5 million for 2001 and $35.6 million for 2000, or approximately 8.7%, 11.1% and 13.7%, respectively, of total consolidated revenue from the Bradesco Group under a supply contract which expires in June 2003. Bradesco Vida e Previdencia S.A. ("Bradesco"), a subsidiary of the Bradesco Group owns a 22.5% minority shareholder interest in ABNB. The Company has supplied products to Bradesco under multi-year supply arrangements since 1995. There can be no assurance that this supply contract will be renewed or if renewed, will be based upon the same prices and conditions that exist today.

COMPETITION

     Competition in the Company's markets is based upon price, service, quality, reliability and the ability to offer a broad range of secure transaction products and services. Certain of the Company's product lines have high costs of entry into these markets. Conversely, the cost to enter certain markets is much lower and in such markets, the Company faces many more diverse competitors who possess equal or greater technology infrastructures. In addition, certain of the Company's global competitors have greater financial resources than does the Company.

     Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. Additionally, the privatization and sale of Brazil's national telephone company created several smaller phone companies, which has resulted in greater pricing sensitivity. In addition, there are several smaller local competitors in Brazil who have manufacturing capabilities in certain transaction cards and systems and have therefore created additional competitive pricing pressures. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

PATENTS

     The Company may presently hold, or be licensed under, United States and foreign patents, trademarks and copyrights and continues to pursue protection when available in strategic markets. However, the Company believes that no one patent, license, trademark or copyright is critical to its business such that if one expired or became unavailable there would be no material adverse effect to the Company's financial position, results of operation or cash flow.

BACKLOG

     At December 31, 2002, 2001 and 2000, the Company had an overall backlog of approximately $13.1 million, $21.4 million and $13.1 million, respectively. This backlog principally consists of orders related to stored-value telephone cards, food coupons and stamps on consignment distribution, personal checks and financial payment cards. Generally, a substantial portion of the Company's backlog is produced and shipped within twelve months. The Company believes that its backlog is not a meaningful representation of the Company's expected revenues.

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

ENVIRONMENTAL

     The Company uses and disposes of substances that may be toxic or hazardous substances under applicable environmental laws. Management believes that its compliance with such laws has not had, and will not have, a material effect on its capital expenditures, earnings, financial, or competitive position. The Parent and its subsidiaries are involved in several civil and Environmental Protection Agency claims as one of many co-defendants arising in the ordinary course of business, and believes that none of the claims in the individual or in the aggregate would be expected to have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

     At December 31, 2002, the Company had approximately 2,990 employees consisting of 2,580 manufacturing employees, 270 plant administration and sales personnel and 140 executive, corporate and administrative personnel. Approximately 19% of the Company's domestic employees, 59% of LM's employees, 65% of Transtex's employees and all of ABNB's employees are represented by labor unions. None of CPS' employees are represented by labor unions. The Company's future profitability will depend, in part, on its ability to maintain satisfactory relationships with labor unions and employees and in avoiding strikes and work stoppages. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.



                                                                     OWNED
                                                   APPROXIMATE        OR
BUSINESS SEGMENT AND LOCATION                        FOOTAGE         LEASE-      OPERATIONS
----------------------------                       -----------       ------      -----------
UNITED STATES:
     560 Sylvan Avenue, Englewood Cliffs, New         3,200          Leased      Executive, administration and offices, lease
     Jersey                                                                      expires 8/06
     Trevose, Pennsylvania                           11,000          Leased      Administration and sales offices; printing,
                                                                                 lease expires 12/04
     Philadelphia, Pennsylvania                      95,000           Owned      Security printing (Facility scheduled to
                                                                                 close by 3/03)(1)
     Columbia, Tennessee                             50,000           Owned      Administration and sales offices; security
                                                                                 printing
     Hamilton Place, Tennessee                       23,000          Leased      Finishing and storage, lease expires 6/03
     Mt. Pleasant, Tennessee                         15,000          Leased      Storage, lease expires 1/06

BRAZIL:
     Jandira, Sao Paulo                             310,000          Leased      Printing, storage and distribution,
                                                                                 electronic printing and smart-card
                                                                                 manufacturing and personalization.  Lease
                                                                                 month to month
     Rio de Janeiro, Rio de Janeiro                 140,000           Owned      Checks, telephone cards, intaglio documents,
                                                                                 printing and card personalization
     Erechim, Rio Grande do Sul                      20,000          Leased      Production and personalization of
                                                                                 transaction cards, lease month to month
     Erechim, Rio Grande do Sul                      40,000           Owned      Production of transaction cards

AUSTRALIA: (Includes New Zealand and Taiwan)
     Highett, Victoria                              139,000          Leased      LM head office, administration, sales,
                                                                                 plastic cards, manufacturing and
                                                                                 personalization, base stock printing, check
                                                                                 printing and personalization, smart card
                                                                                 manufacturing and personalization and mail
                                                                                 aggregation, lease expires 5/06
     Ingleburn, NSW                                  59,000          Leased      Sales, check and card personalization,
                                                                                 printing services and document management,
                                                                                 lease expires 3/07
     Wellington, New Zealand                         23,000          Leased      Sales, card manufacturing, check and card
                                                                                 personalization; lease expires 2/06
     Auckland, New Zealand                           15,000          Leased      Check and card manufacturing and
                                                                                 personalization, executive offices, lease
                                                                                 expires 02/07
     Perth, Western Australia                         7,800          Leased      Sales, license card personalization, lease
                                                                                 expires 12/05
     Dry Creek, South Australia                      37,000          Leased      Sales, PSDM, check manufacturing and
                                                                                 personalization, lease expires 02/06.
     Taipei, Taiwan                                  15,200          Leased      Card personalization, lease expires 3/05

FRANCE:
     Craponne, Lyon                                  11,000          Leased      CPS head office, sales and card
                                                                                 personalization, lease expires 7/07

ARGENTINA: (includes Chile)
     Buenos Aires, Argentina                         32,000          Leased      Card manufacturing and personalization,
                                                                                 lease expires 4/04
     Santiago, Chile                                    100          Leased      Sales and card personalization, lease month
                                                                                 to month

     (1) ABN in the first quarter of 2002 announced the closure of its Philadelphia plant. See Item 1- "Financial Information about Segments" for further information.

     The Company believes that all its material property, plants and equipment are well maintained, in good operating condition and suitable for its purposes and needs through calendar year 2006. See Note T to Consolidated Financial Statements for additional information regarding lease costs. The Company believes that there will be no difficulty either negotiating renewals of its real property leases as they expire or in finding other satisfactory space.

ITEM 3.  LEGAL AND OTHER PROCEEDINGS.

CHAPTER 11 FILING - CONFIRMATION AND CONSUMMATION OF THE PLAN

     On December 8, 1999 (the "Petition Date"), the Parent (but none of its subsidiaries) filed a petition for reorganization relief commencing its Chapter 11 Proceeding. On that date, the Parent also filed its initial plan of reorganization which set forth the manner in which claims against and interests in the Parent would be treated following its emergence from Chapter 11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries was a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding.

     The Parent's plan of reorganization was subsequently amended four times and on May 24, 2002, the Parent submitted its Final Disclosure Statement (the "Disclosure Statement") with respect to its proposed Plan to the Bankruptcy Court. On August 22, 2002 the Bankruptcy Court confirmed the Plan.

     On October 1, 2002, the Effective Date, all conditions required for the consummation of the Plan were achieved and the Plan became effective. On the Effective Date, the Parent cancelled all shares of its preexisting common stock and preferred stock, and commenced the issuance of its New Common Stock, and certain additional rights, warrants and options entitling the holders thereof to acquire New Common Stock, in the amounts and on the terms as set forth in the Plan.

     On January 29, 2003, in accordance with the procedures of the Bankruptcy Court, the Parent has filed final omnibus objections to expunge any claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on May 13, 2003, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

     IN CONNECTION WITH THE CONSUMMATION OF THE PLAN, THE FOLLOWING LITIGATION AND SETTLEMENTS BECAME EFFECTIVE.

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

     The consolidated class action complaint was brought against the Parent, certain of the Parent's former and current officers, American Banknote Holographics ("ABH"), a former subsidiary of the Parent, certain of ABH's former officers and directors, the four co-lead underwriters of ABH's initial public offering and Deloitte & Touche LLP ("D&T"), the previous outside auditors of the Parent and ABH. The complaint alleged violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Parent's common stock purchased from May 2, 1996 through and including January 25, 1999 and purchasers of common stock of ABH purchased from July 15, 1998 through and including February 1, 1999 (the "ABN and ABH Securities Claimants").

     In October 2000, the Parent and all other parties entered into a definitive agreement to settle all of the above claims. The settlement agreement was entered and approved in the District Court in December 2000.

     In February 2002, the cash portion of the settlement proceeds consisting of a $12.5 million payment by the insurance carrier of the Parent and ABH and a $2.4 million payment by D&T were made including any accrued interest. In February and March 2003, in accordance with the consummation of the Plan, the Parent delivered to the ABN and ABH Security Claimants 40% of the allocation of the equity reserve established under the Plan (the "Equity Reserve"), amounting to 366,159 shares of New Common Stock (approximately 7.7% of the New Common Stock issued immediately pursuant to the Plan) and New Series 1 Warrants and New Series 2 Warrants to purchase an additional 248,992 shares of New Common Stock (the "New Warrants"). See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" - "Securities issued in connection with the Plan."

     The plan of allocation (the "Allocation") was formulated by counsel to the ABN and ABH Security Claimants and approved by the District Court. Under the Allocation, each authorized claimant received a pro rata share of the net settlement fund (the "Fund"), less certain fees and expenses as determined by the ratio that such authorized claimant's recognized claim bears to the total allowed claims of the respective authorized claimants in each action. The claims administrator determined each authorized claimant's pro rata share of the Fund.

     SETTLEMENT BETWEEN THE COMPANY AND ABH. At the time of the initial public offering of the shares of ABH in July 1998, the Parent and ABH entered into a separation agreement (the "Separation Agreement"). ABH filed a proof of claim with the Bankruptcy Court in the amount of $47.8 million, based in part upon alleged obligations under the Separation Agreement and liabilities stemming from the alleged inaccurate financial statements filed by ABH. Upon consummation of the Plan, the Parent and ABH entered into a settlement agreement whereby both parties settled their respective claims as follows: (i) the Parent and ABH released each other from (a) any obligations pursuant to the Separation Agreement and (b) any sums allegedly owing by each of them and their affiliates to the other; (ii) the Parent will be responsible for all income, franchise, or similar tax liabilities of ABH or any person for which ABH is or may be liable, including costs and expenses, for the period January 1, 1990 through July 20, 1998; (iii) ABH will remit to the Parent any franchise or similar tax refunds for the periods prior to July 20, 1998; (iv) ABH and ABN exchanged mutual releases; (v) ABH withdrew its proof of claim in the Chapter 11 Proceeding with prejudice; and (vi) ABH received 25,000 shares of the Parent's New Common Stock.

     LITIGATION WITH BANK OF LITHUANIA. On August 5, 1993, the Parent and Lietuvos Bankas, a/k/a the Bank of Lithuania (the "Bank"), entered into an agreement (the "Memorandum Agreement") resolving all disputes arising out of earlier printing contracts providing for ABN's printing of banknotes for the Bank and the government of Lithuania.

     On January 21, 2000, the Bank filed with the Bankruptcy Court a proof of claim in the amount of $6.5 million arising out of disputes with ABN with respect to the printing of banknotes.

     On September 22, 2000, the Parent and the Bank entered into a settlement agreement (the "Bank Settlement Agreement"), to settle and release one another from all pending claims and counterclaims. On the Effective Date of the Plan the Bank Settlement Agreement became effective. Under the terms of the Settlement Agreement, the Parent agreed to pay the Bank $2.2 million in accordance with the following payment terms including applicable interest to begin concurrent with the Effective Date: (i) $0.3 million which was paid on the Effective Date; (ii) $0.2 million to be paid six months after the Effective Date; (iii) $0.5 million to be paid upon the first anniversary of the Effective Date; (iv) $0.3 million to be paid eighteen months after the Effective Date; (v) $0.3 million to be paid upon the second anniversary of the Effective Date; (vi) $0.3 million to be paid thirty months after the Effective Date and (vii) $0.3 million to be paid upon the third anniversary of the Effective Date. As part of the settlement, the Parent, ABN and the Bank exchanged mutual releases with one another subject to payment of the amounts described above. The Parent recorded the liability in accordance with its terms in connection with the settlement.

     SETTLEMENT AGREEMENT WITH RABBI TRUST PARTICIPANTS. In 1989, the Parent established a post-retirement welfare benefit trust, commonly known as a "rabbi trust," to pay the post-retirement medical benefits of certain of its former employees (the "Rabbi Trust") pursuant to that certain Trust Agreement (the "Trust Agreement"), dated December 29, 1989, between the Parent (as successor) and The Chase Manhattan Bank, N.A., as successor trustee (the "Rabbi Trust Trustee"). Pursuant to the terms of the Trust Agreement, the Rabbi Trust assets are available to the Parent's creditors in the event of a filing by the Company of a petition under the Bankruptcy Code. The Rabbi Trust Participants (the "Participants") argued that the Company did not have the right to have the monies released in the Chapter 11 Proceeding and in addition the Company should be required under the Trust Agreement to continue to provide the same level of benefits as it has in the past. The Company has recorded a liability for the projected future obligations to cover these individuals as part of the overall provision for post-retirement medical benefits.

     Under the order confirming the Plan (the "Confirmation Order"), the parties settled the Rabbi Trust dispute. Pursuant to the settlement (i) each of the Participants is required to enroll in health insurance plans offered by the Parent (collectively, the "Medical Plans"), and the Medical Plans are required to be continued without interruption for the benefit of the Participants throughout their lifetimes; (ii) each of the Participants is required to submit to the Medical Plans any claims that qualify as medical care under section 105(b) of the Internal Revenue Code ("Covered Medical Claims"), and to cooperate in the coordination of benefits among the Medical Plans; (iii) the Parent is required to reimburse the Participants for any Covered Medical Claims that remain unreimbursed by each of the Medical Plans; (iv) the Parent paid $20,000 to counsel to the Participants in respect of their court-approved fees and disbursements; (v) if the Parent terminates any of the Medical Plans, it is required to replace the plan with a health insurance plan with comparable benefits; (vi) if substantially all of the current executive level employees of the Parent cease to be employed by the Company and are employed by an affiliate, the Parent or its successor is required to permit the Participants to participate in any health insurance plans in which such executives participate; and (vii) each of the Participants, and any former participant of the Rabbi Trust, is enjoined from commencing any suit, action, demand, or proceeding arising out of or in connection with the Rabbi Trust of any kind whatsoever, arising at any point in time. The corpus of the Rabbi Trust was turned over by the Trustee to the Parent in September 2002 which, net of the Rabbi Trustee's compensation, fees and expenses, totaled $0.7 million. All parties exchanged written releases and a formal order was entered with the Bankruptcy Court. The property held in the Rabbi Trust was used to help fund administrative and other costs of the Plan.

     SETTLEMENT WITH PARENT'S FORMER CHIEF FINANCIAL OFFICER. By agreement dated as of October 30, 2000 between the Parent and its former Chief Financial Officer John T. Gorman ("Gorman"), the parties agreed upon consummation of the Plan to settle their dispute regarding certain claims and assertions by Gorman under his employment agreement. Under the settlement, among other things, (i) the Parent will pay Gorman the sum of $427,200 in thirty equal monthly installments (the "Installment Period"), commencing upon the consummation of the Plan; (ii) Gorman will participate during the Installment Period in the Parent's group insurance plans and, if Gorman is not eligible to so participate, the Parent will reimburse Gorman in an amount not to exceed $40,000 for the reasonable premiums of comparable commercially available insurance plans plus any increased tax liability attributable to such reimbursement; (iii) Gorman began receiving monthly benefits of $4,815 under the Parent's Supplemental Executive Retirement Plan upon confirmation of the Plan, (iv) the Parent will continue to provide life insurance during the Installment Period to Gorman in the amount of $1,600,000; (v) in the event of a change of control of the Parent (as defined in the settlement agreement), the amounts due under clause (i) above will become immediately due and payable within five business days and (vi) the parties are deemed to have exchanged mutual releases.

     OTHER POTENTIAL CLAIMS AND PROCEEDINGS

     UNITED STATES ATTORNEY INVESTIGATION. As reported in its Form 8-K filed on July 23, 2001, the Parent was advised by the United States Attorney's Office for the Southern District of New York that, conditional upon its continuing cooperation with the United States Attorney's Office, it was no longer a target of the Office's criminal investigation, but that its investigation remained ongoing with respect to certain matters. Specifically, the Parent was informed that the United States Justice Department continues to investigate whether a $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay a consultant in connection with certain foreign printing projects previously investigated by the Audit Committee, a Special Committee of its Board of Directors, and Morgan, Lewis & Bockius LLP, legal counsel to the Company, involved potential violations of the Foreign Corrupt Practices Act. The Parent understands that the Justice Department's investigation has not yet concluded.

     The Parent has cooperated fully and will continue to cooperate with the Justice Department and the SEC on all matters related to the investigation.

     COMMONWEALTH OF AUSTRALIA CLAIM. In January 2003, LM received a repayment request from the Australian Treasury Department (the "Treasury") related to a contract under which LM provided services to the General Sales Tax Office (the"GST"). Services rendered under this contract were provided by LM to the GST between the years 2000 and 2001. The claim for repayment alleges that an overpayment of approximately $0.8 million was made by the GST. LM presently disagrees with any claims for overpayments under this contract, as it had performed a detailed reconciliation with the GST in March 2001 by invoice, whereby the GST at that time acknowledged that they were in agreement with all billings. LM is presently reviewing this inquiry and believes at this time that all amounts received under this contract were for items fully delivered pursuant to its terms and conditions. Over the coming months, LM intends to work closely with the Treasury to resolve the matter. LM's management believes that the request for repayment should not be granted pending final reconciliation and resolution with the Treasury, and therefore has not recorded a liability for this amount.

     BRAZILIAN TAX CLAIMS. Through December 31, 2002, ABNB has received assessments during the current and prior years from the Brazilian tax authorities for approximately $22 million relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and are expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to approximately $5.6 million of the above noted assessments. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result the Company has not made any significant provision for the assessments.

     STATE AND LOCAL TAXES. The statute of limitations relating to the potential assessment of New York City franchise taxes for tax years ended 1993 through 1997 expired on June 30, 2002. As a result of the expired statute, the Parent reversed in the third quarter of 2002 estimated provisions of approximately $0.4 million, which includes $0.3 million of principal and $0.1 million of interest, which no longer are required to be reserved. The Parent continues to vigorously contest the NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.2 million related to tax years up to and including 1992 for which the Parent is adequately reserved. Management believes that it has meritorious defenses with regard to the assessment for these years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's New Common Stock trades on the over-the-counter market and is quoted on the NASDAQ OTC Bulletin Board under the symbol "ABNT." The New Series 1 Warrants and New Series 2 Warrants are traded on the same market under the symbols "ABNW" and "ABNZ", respectively. The New Common Stock began trading on October 15, 2002 after the emergence of the Company from Chapter 11. Accordingly, prices for the old common shares are not shown because they are not comparable.

     The following table sets forth the high and low per share bid quotations for the New Common Stock as reported by the OTC Bulletin Board since October 15, 2002:

                                           HIGH                         LOW
           2002
       Fourth Quarter                      $0.54                       $0.05

     During the first quarter of 2003 through March 6, 2003, reported per share bid quotations for the New Common Stock ranged from a high of $0.54 to a low of $0.10.

     The OTC market quotations reflect inter-dealer quotations, without markup, markdown or commission and may not represent actual transactions. Although shares of the New Common Stock are traded on the OTC Bulletin Board, trading of the shares is sporadic and, therefore, an established public trading market may not exist for the New Common Stock.

     As of March 26, 2003, the Parent had approximately 3,629 New Common Stockholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     The following table represents compensation plans under which equity securities of the registrant were authorized for issuance as approved by security holders pursuant to the Plan. There were no equity compensation plans not previously approved by security holders.


                                                                        Number of securities
                         Number of securities                           remaining available for
                         to be issued           Weighted-average        future issuance under
                         upon exercise of       exercise price of       equity compensation plans
                         outstanding options,   outstanding options,   (excluding securities
  Plan category          warrants and rights    warrants and rights    reflected in column (a))
  ---------------------- ---------------------  --------------------   -------------------------
                                 (a)                   (b)                    (c)

  Equity compensation
  plans approved by
  security holders                    780,000                $2.50                   337,700

  Equity compensation
  plans not approved
  by security holders                       -                     -                        -
                                      --------               --------                --------
     Total                            780,000                $2.50                   337,700



DIVIDEND POLICY

     No cash dividends were paid on the Parent's common equity in 2002, 2001 or in 2000. The Parent is restricted from paying cash dividends on its New Common Stock by the terms of its financing agreements. As a result, the Parent does not anticipate that any dividends with respect to the New Common Stock will be paid in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As a holding company, the Parent is dependent on dividends from its subsidiaries to service its US publicly held debt and to fund its corporate office expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund any material portion of the Parent's obligations. With respect to LM, the Parent is unable to repatriate dividends due to restrictions under LM's banking facility. There can be no assurance that ABN and ABNB will continue to generate sufficient excess cash flow from their respective operations to service and repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses.

TRADING OF THE COMPANY'S NEW COMMON STOCK

     As a result of the consummation of the Plan, the Parent was able to reduce a significant principal amount of its outstanding indebtedness by converting a substantial portion of that indebtedness into New Common Stock, the majority which is closely held by a small number of holders. Due to the closely held nature of the New Common Stock and because of the continuing risks disclosed herein, management believes that the New Common Stock may be speculative and therefore cannot predict its value.

SECURITIES ISSUED IN CONNECTION WITH THE PLAN

     The following is a discussion of new securities issued in connection with consummation of the Plan on the October 1, 2002 Effective Date.

     NEW COMMON STOCK. The principal terms of the New Common Stock issued by the Successor Company under the Plan are as follows:

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

      Par Value:                        $.01 per share

      Voting Rights:                    One vote per share

      Preemptive Rights:                None

     Dividends: Payable at the discretion of the Board of Directors of the reorganized Parent

     NEW WARRANTS. The principal terms of the New Warrants issued by the Successor Company under the Plan are as follows:

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

     Term                  Five years from the Effective Date

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

     MANAGEMENT INCENTIVE OPTIONS. Under the Plan, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant,
(ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to key employees.

     CONSULTANT OPTIONS. Consultant Options were issued upon consummation of the Plan that entitle the Company's former Chairman and Chief Executive Officer, Morris Weissman ("Weissman"), to purchase up to 88,531 shares of New Common Stock or approximately 0.64% of the New Common Stock on a fully diluted basis at an exercise price of $2.50 per share. The Consultant Options shall expire on the tenth anniversary of the effective date of the plan in accordance with the terms of a settlement agreement with Weissman.

     EQUITY OPTIONS. Equity Options were issued upon consummation of the Plan that entitle the holders of old preferred stock and common stock claims to purchase (i) up to 88,531 shares of New Common Stock, or approximately 0.64% of the New Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the New Common Stock trades at an average price of $5.00 over twenty (20) consecutive trading days, and (ii) up to 88,531 shares of New Common Stock or approximately 0.64% of the New Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the New Common Stock trades at an average price of $7.50 over twenty
(20) consecutive trading days. The term of an Equity Option shall commence on the grant date and terminate upon the expiration of ten years from the grant date. At the expiration date all rights under an Equity Option shall cease. To the extent all or any portion of an Equity Option becomes exercisable as described above, such Equity Option will remain exercisable until the expiration date even though the New Common Stock subsequently trades at an average price less than the target levels described above, provided however that no portion of any Equity Options shall be exercisable after the expiration date.

     RIGHTS OFFERING. In accordance with the terms contained in the Rights Offering procedures, the Rights Offering permitted each holder of an old preferred stock and common stock claim, other than Weissman, entitled to vote on the Plan to elect to subscribe for the Rights. The Rights gave each holder the right to purchase up to 10% of the issued and outstanding shares of New Common Stock on a fully diluted basis as of the Effective Date. Each Right will represent the right to purchase one share of New Common Stock for a purchase price of $8.00 per share. The term of a Right commenced on the grant date and will terminate upon the expiration of ten years from the grant date. Upon the expiration date all rights under a Right shall expire. The deadline to subscribe for the rights expired on October 23, 2000. Holders of an old preferred stock and common stock claim had the right to exercise their right to "claw back" all or a portion of the Rights validly and effectively exercised by the holders of old preferred stock and common stock Interests. The period during which the right to "claw back" could be exercised expired at the end of October 6, 2002. Under the Rights Offering, the Parent issued 1,428 shares of New Common Stock at $8 per share.

DISTRIBUTIONS UNDER THE PLAN

     The following descriptions are summaries of material terms under the Plan. This summary is qualified by the material agreements and related documents constituting the Plan, copies of which have been filed as exhibits to the Parent's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K"), the Parent's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and the Parent's Current Reports on Form 8-K filed on June 3, 2002, August 28, 2002, September 4, 2002 and October 16, 2002 and by the provisions of applicable law.

     RESOLUTION OF CREDITOR CLAIMS. The major classes and the respective distributions that these classes received of the above securities under the Plan are described below. For more complete information of the claims and recoveries under the Plan, see the above-mentioned filings.


     11 1/4% SENIOR SUBORDINATED NOTE CLAIMS. Holders of the $95 million principal amount of the Parent's Senior Subordinated Notes received, in full satisfaction, settlement, release, discharge of and in exchange for these notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent. This percentage is subject to dilution as discussed above.

     10 3/8% SENIOR SECURED NOTE CLAIMS. Holders of the $56.5 million principal amount of the Senior Secured Notes had their claims reinstated with certain modifications. These modifications include, among others: (1) the Parent at its sole option has the right to make interest payments in kind ("PIK") in the form of additional Senior Secured Notes for any interest payments that become due on or before January 31, 2005; (2) an extension of the maturity date to January 31, 2005; and (3) various amendments to the indenture affording the Parent somewhat greater flexibility in operating its business following consummation of the Plan. In consideration for these modifications, the noteholders received a consent fee in the form of a $1.1 million increase in the aggregate principal amount of the notes which was paid in the form of additional PIK Senior Secured Notes. For a full description of all of the modifications to the 10 3/8% Senior
Note Indenture and the Senior Secured Notes to be effected pursuant to the Plan, see the Plan.

     The Parent did not make the semi-annual interest payments due under the Senior Secured Notes on December 1, 1999, June 1, 2000, December 1, 2000, June 1, 2001, December 1, 2001 and June 1, 2002, and did not repay the principal on such notes due on June 1, 2002. As of July 31, 2002, approximately $21.4 million in accrued and default interest was outstanding, which was upon consummation of the Plan added as PIK to the outstanding principal amount of the notes along with the above mentioned $1.1 million consent fee. As a result, following consummation of the Plan, the holders of the Senior Secured Notes prior to consummation of the Plan held an aggregate principal amount of $79 million of Senior Secured Notes, reflecting the total amount of the prior principal amount of, accrued interest on, and the consent fee paid with respect to such notes.

     As described in the next paragraph, additional Senior Secured Notes were issued in satisfaction of the 11 5/8% Notes. Persons receiving such new Senior Secured Notes received the same rights as the pre-existing holders of Senior Secured Notes under the terms of the 10 3/8% Senior Secured Notes indenture, as amended in accordance with the Plan. As a result, holders of the 11 5/8% Notes became secured creditors of the Parent, sharing in the security interests of the Senior Secured Notes.

     11 5/8% SENIOR UNSECURED NOTE CLAIMS. The Plan provided for the pro-rata conversion of the principal amount of, and unpaid accrued interest under, the 11 5/8% Notes into an aggregate of $12.6 million principal amount of substitute Senior Secured Notes, of which $8 million represented the principal amount of the 11 5/8% Notes which was scheduled to be due and payable on August 1, 2002, but was not paid. The additional $4.6 million principal amount of substitute Senior Secured Notes represented unpaid interest accrued on the 11 5/8% Notes through July 31, 2002 of approximately $3.9 million and a conversion fee of approximately $0.7 million. The substitute Senior Secured Notes received in exchange for the 11 5/8% Notes have the same rights as the newly reinstated Senior Secured Notes.

     CONVERTIBLE SUBORDINATED NOTEHOLDERS. Holders of the Parent's Convertible Subordinated Notes due August 2, 2002 and November 25, 2002, who in the aggregate were owed $3.7 million by the Parent, received 221,573 shares of New Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claims. This represents approximately 1.9% of the initial shares of New Common Stock subject to dilution.

     WARRANT INTERESTS. Warrant interests issued to any former management or others in prior years, were not entitled to, and did not receive or retain, any equity interest on account of such warrant interests.

     UNSURRENDERED OLD PREFERRED STOCK CLAIMS. Holders of unsurrendered old preferred stock, who in the aggregate had a claim of approximately $0.4 million, received 43,245 shares of New Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claim, representing approximately 0.4% of the initial shares of New Common Stock, subject to dilution.

     GENERAL UNSECURED CLAIMS. Under the Plan, all General Unsecured Creditors were unimpaired. As a result, each holder of a General Unsecured Claim retained the full value for its claim, which will be paid by the Parent in the fully allowed amount or in such other amount and upon such terms as the Parent and any such holder may agree. The estimated total face amount of such claims was approximately $7.6 million.

     EXISTING EQUITY CLAIMS AND INTERESTS. All existing equity holders shared in the Equity Reserve. The Equity Reserve contained 915,396 shares of New Common Stock, representing approximately 7.7% of the New Common Stock, subject to dilution. In addition, the Equity Reserve held 622,481 New Warrants, representing the right to purchase approximately 5% of the New Common Stock, subject to dilution.

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

     The Equity Reserve was distributed to the holders of old preferred stock and common stock and the ABN and ABH Securities Claimants on various dates of distribution following consummation of the Plan pursuant to the allocations discussed below.

     OLD PREFERRED STOCK AND COMMON STOCK INTERESTS - PRIMARY SHARE DISTRIBUTION. Holders of 2,404,845 shares of old preferred stock and 23,486,135 shares of old common stock (exclusive of 1,603,095 shares of old common stock owned by Weissman) received their pro-rata share of 60% of the 915,396 shares of New Common Stock in the Equity Reserve. This resulted in 549,238 shares of New Common Stock allocated to these holders on a pro-rata basis with 51,015 shares of New Common Stock issued to the holders of old preferred stock and 498,223 shares of New Common Stock issued to the holders of old common stock.

     WARRANT DISTRIBUTION. The holders of old preferred stock and old common stock also received on a pro-rata basis 60% of the 311,241 New Series 1 Warrants and 60% of the 311,240 New Series 2 Warrants in the Equity Reserve. This resulted in 186,745 New Series 1 Warrants and 186,744 New Series 2 Warrants allocated to these holders on a pro-rata basis as follows: 17,346 New Series 1 Warrants and 17,345 New Series 2 Warrants were issued to the holders of old preferred stock and 169,399 New Series 1 Warrants and 169,399 New Series 2 Warrants were issued to the holders of old common stock.

     EQUITY OPTIONS DISTRIBUTION. In addition to the participation of the holders of old preferred stock and common stock in the Equity Reserve, these holders also received on a pro-rata basis 177,061 Equity Options each representing the right to purchase one share of New Common Stock. Fifty percent of the Equity Options are exercisable at such time as the New Common Stock trades at an average of $5.00 per share over twenty consecutive trading days, and the remaining fifty percent is exercisable at such time as the New Common Stock trades at an average price of $7.50 per share over twenty consecutive trading days. These options, if exercised, will allow the holders to purchase up to 1.28% of the outstanding shares of New Common Stock on a fully-diluted basis. The holders of old preferred stock received 16,446 Equity Options and the holders of old common stock received 160,615 Equity Options.

     ABN AND ABH SECURITIES CLAIMS. ABN and ABH Securities Claimants received the remaining 40% of the New Common Stock and New Warrants in the Equity Reserve. This resulted in a transfer in February 2003 of 366,158 shares of New Common Stock, 124,496 New Series 1 Warrants and 124,496 New Series 2 Warrants to the District Court Claims Administrator. Further distributions pursuant to information received from the District Court Claims Administrator were made in the first quarter of 2003 as set forth in the Plan.

     As of the record date of August 22, 2002, there were outstanding 25,089,230 shares of old common stock. The following chart summarizes the pro-forma equity structure of the reorganized Parent:


 ALLOWED CLAIM                           CLAIM AMOUNT         PRIMARY SHARES                FULLY DILUTED BASIS(2)(7)
 -------------                         ----------------   ----------------------       ------------------------------
                                            (IN                                     OPTIONS
                                         THOUSANDS)         SHARES                    AND
                                           EXCEPT            TO BE     OWNERSHIP    WARRANTS      TOTAL     OWNERSHIP
                                           SHARES           ISSUED         %         ISSUED      SHARES         %
                                           ------           ------         -         ------      ------         -
 111/4 Senior Subordinated Note Claims    $106,219      10,621,928         89.81%               10,621,928     76.79%
 Convertible Subordinated Noteholders      $3,693         221,573          1.87%                  221,573      1.60%
 Unsurrendered Preferred Stock Claims        $432          43,245          0.37%                   43,245      0.31%
 Preferred Stock Claims               2,404,845 shares    51,015(3)        0.43%    51,137(4)     102,152      0.74%
 Common Stock Claims                 23,486,135 shares   498,223(3)        4.21%   499,413(4)     997,636      7.21%
 Securities Claims                                       366,159(3)        3.10%   248,992(4)     615,151      4.45%
 ABH Settlement Claim                                     25,000(1)        0.21%         -         25,000      0.18%
 Consultant Options (5)                                        -           0.00%     88,531        88,531      0.64%
 Management Incentive Options (6)                              -           0.00%   1,117,700    1,117,700      8.08%
                                                       ----------      ---------   ---------    ---------   --------
 Totals                                                11,827,143        100.00%   2,005,773   13,832,916    100.00%
                                                       ==========        =======   =========   ==========    =======

(1) Part of the overall settlement between the Parent and ABH. See Item 3, "Legal Proceedings" for further information.

(2) Fully diluted basis takes into consideration the potential shares issued in connection with the potential exercise of the New Warrants, Equity Options, Management Incentive Options and Consultant Options.

(3) Represents the allocation of New Common Stock totaling 915,396 shares issued from the Equity Reserve.

(4) Represents 622,481 New Warrants and 177,061 Equity Options representing rights to purchase up to 799,542 shares of New Common Stock.

(5) Consultant Options issued to Weissman to purchase up to 88,531 shares of New Common Stock or 0.64% on a fully diluted basis at an exercise price of $2.50 per share and shall expire on the tenth anniversary of the Effective Date.

(6) Under the Plan, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares, or approximately 8.1%, of the New Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to key employees.

(7) The table above does not include 1,428 additional shares that were issued pursuant to the Rights Offering.

     ADMINISTRATIVE CLAIMS. Administrative Claims under the Plan include primarily legal fees, US Trustee fees and various printing and public notification costs. Expenses incurred in the twelve months ended December 31, 2002 (Predecessor and Successor Companies combined) and years ended December 31, 2001 and 2000 pursuant to the restructuring is as follows (in thousands):


                           Three Months                               Year              Year
                               Ended        Nine Months Ended        Ended             Ended
                           December 31,       September 30,       December 31,      December 31,
                               2002             2002                  2001              2000
                          (Successor Co)    (Predecessor Co)    (Predecessor Co)  (Predecessor Co)
                           -------------    ----------------     --------------    ---------------

Legal                    $          (30)    $         997       $         104      $       2,246
Trustee fees                          -                35                  20                 20
Printing and mailing                  -                62                   3                131
Information agent                     -                66                   -                343
                         ---------------    --------------      -------------      --------------
                         $           (30)   $        1,160      $         127      $       2,740
                         ===============    ==============      =============      =============


     Legal fees of approximately $0.8 million, $0.7 million and $1.3 million were paid in 2002, 2001 and 2000, respectively in accordance with fee applications submitted to the Bankruptcy Court. In addition, Blackstone, the Parent's investment advisor, asserts that it is owed $1.6 million for services rendered pursuant to an unsecured promissory note which was scheduled to be payable upon consummation of the Plan. The Company and Blackstone are presently working toward a negotiation of this fee. However, both parties have preserved their rights through the normal procedures of the Bankruptcy Court and the matter may require adjudication by the Bankruptcy Court.

     The Parent anticipates that additional legal expenses to wind down the Chapter 11 Proceeding including but not limited to the filing of omnibus claims objections will be required. Through March 7, 2003, the Parent has incurred approximately $0.1 million in fees related to the wind down. It is anticipated that additional fees required to perform additional wind down services will be incurred potentially through the second quarter of 2003.

EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933

     Section 1145 of the United States Bankruptcy Code provides generally that an offer or sale, (a) pursuant to a plan of reorganization, (b) of a security issued by a debtor, (c) in exchange for a claim against or an interest in the debtor, or principally in such exchange and partially for cash or property, and
(d) to an entity that is not an underwriter, is exempt from the registration requirements contained in Section 5 of the Securities Act of 1933, as amended (the "Securities Act"). The offer or sale of securities in a transaction complying with these requirements is deemed to be a "public offering," so that such securities may be resold without registration under the Securities Act and without any restrictions on resale.

     Accordingly, (a) the issuance and resale of (i) the New Common Stock to certain of the creditors and stockholders of the Company, (ii) the New Warrants to certain other creditors and stockholders of the Company and (iii) the Equity Options to certain other creditors and stockholders of the Company, and (b) the issuance and resale of the New Common Stock upon exercise of the New Warrants and the Equity Options is expected to be exempt from the registration requirements of the Securities Act because such securities will have been issued in the manner provided for in Section 1145 of the United States Bankruptcy Code.

     Notwithstanding the foregoing, any individual or entity receiving New Common Stock, New Warrants or Equity Options who may be deemed an "underwriter" or an "affiliate" under the federal securities laws will be restricted from reselling such securities until such securities have been registered under the Securities Act or unless an exemption from registration covering such resales is available therefor.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below is for the three months ended December 31, 2002 for the Successor Company and the nine months ended September 30, 2002 for the Predecessor Company, and the years ended 2001 and 2000 for the Predecessor Company only and is derived from the consolidated financial statements, and should be read in conjunction with such consolidated financial statements, including the notes thereto, appearing elsewhere herein. With respect to the Company's operating results, the Company has presented the results of the Predecessor Company and the Successor Company for 2002 on a combined basis, as these combined results are capable of comparison to the results of the Predecessor Company for 2001 and 2000, except for changes in interest and depreciation expenses resulting from the reorganization of the Parent's debt and fair market value adjustments to the Company's property, plant and equipment as a consequence of the consummation of the Plan and related Fresh Start reporting. Additionally, pursuant to the "Final Judgment as to Defendant American Banknote Corporation" of the United States District Court of the Southern District of New York, dated July 19, 2001, the Parent is omitting from this report (and from any future report or statement required to be filed with the Commission) the presentation of selected financial information for the fiscal years ended December 31, 1998 and 1999. Therefore, only selected financial data for the above-mentioned years of both the Predecessor and Successor Company is included in this section.


                                        Three Months       Nine Months        Twelve Months
                                        Ending             Ending             2002                        Year Ended
                                        December 31,       September 30,      Combined                    December 31,
                                        2002               2002               (Successor Co and       2001              2000
                                        (Successor Co)     (Predecessor Co)   Predecessor Co)    (Predecessor Co)  (Predecessor Co)
                                        ---------------    -----------------  -----------------    ----------------  ---------------
INCOME STATEMENT DATA:                                 (Dollars in thousand, except share and per share data)
Continuing Operations
Sales                                        $48,388        $153,888          $202,276              $220,964        $259,939
Cost of goods sold                            36,673         110,485           147,158               164,393         191,664
Selling and administrative                     5,946          22,534            28,480                31,247          36,252
Restructuring                                     79           1,829             1,908                    --              --
Goodwill and asset impairments                47,435          25,383            72,818                 2,482          13,624
Depreciation and amortization                  2,454           5,958             8,412                10,175          12,088
                                               -----           -----             -----                ------          ------
                                             (44,199)        (12,301)          (56,500)               12,667           6,311
Post retirement benefit curtailment
gain                                          (5,001)           --              (5,001)                   --              --
Interest expense                               2,795          10,086            12,881                13,519          15,766
Interest and other, net                          (91)            631               540                   355            (751)
                                                 ---             ---               ---                   ---            ----
Income (loss) before reorganization
  items, taxes on income and
  minority interest                          (41,902)        (23,018)          (64,920)               (1,207)         (8,704)
Fresh-Start Gain                                --          (223,185)         (223,185)                   --              --
Reorganization costs                             (30)          1,160             1,130                   127           2,740
                                                 ---           -----             -----                   ---           -----
Income (loss) before taxes on income
and minority interest                        (41,872)        199,007           157,135                (1,334)        (11,444)
Taxes on income                                4,976           2,934             7,910                 2,725           5,186
                                               -----           -----             -----                 -----           -----
Income (loss) before minority                (46,848)       (196,073)          149,225                (4,059)        (16,630)
interest
Minority interest                             (7,417)         24,666            17,249                 1,395           1,968
                                              ------          ------            ------                 -----           -----
Income (loss) from continuing                (39,431)        171,407           131,976                (5,454)        (18,598)
operations
Discontinued operations
Income from discontinued operations (2)         --              --                --                      --           1,732
Extraordinary items
Forgiveness of debt and debt
reinstatement                                   --            89,520            89,520                    --              --
                                            --------        --------          --------                 -------        --------
Net Income (loss)                           $(39,431)       $260,927          $221,496               $(5,454)       $(16,866)
                                            ========        ========          ========                =======        ========
Income (loss) per common share -
basic and diluted (1)
Continuing operations                          $3.33           N/A               N/A                    N/A           N/A
Discontinued operations                         --             N/A               N/A                    N/A           N/A
Extraordinary items                             --             N/A               N/A                    N/A           N/A
                                            --------        --------          --------                -------        --------
Net income (loss) per share (1)                $3.33           N/A               N/A                    N/A           N/A
                                            ========        ========          ========                =======        ========
Shares used in computing per share
amounts - basic and diluted:
Continuing operations                     11,828,571           N/A               N/A                    N/A           N/A
Discontinued operations                   11,828,571           N/A               N/A                    N/A           N/A
Extraordinary items                       11,828,571           N/A               N/A                    N/A           N/A

(1) Per share amounts are not shown for the Predecessor Company and the Combined Successor and Predecessor Companies due to non-comparability.

(2) Discontinued operations include the operations of a subsidiary sold and the gain on its sale of $0.6 million in October 2000.

                                                     As of December 31,

                                                 2002              2001                2000
                                            (Successor Co)             (Predecessor Co)
                                            ------------------         ----------------

BALANCE SHEET DATA:
Cash and cash equivalent                      $10,769                $9,740                $8,278
Working capital surplus (deficiency) (1)       13,964              (184,046)             (181,716)
Total assets                                  217,751               164,786               181,098
Long-term debt (2)
including current portion                     141,451                41,814                46,303
Stockholders' deficit                          (8,781)             (161,533)             (148,620)


(1) Includes Parent liabilities subject to compromise totaling $209.4 million and $203.2 million in 2001 and 2000 which were exchanged, reinstated and /or modified upon consummaton in accordance with the Plan.

(2) Includes Parent Company Senior Secured Notes of $95.5 million which were reinstated on consummation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations relates entirely to the comparison of the twelve months ended December 31, 2002 (both Predecessor and Successor Companies combined) to the twelve months ended December 31, 2001 and the comparison of the Predecessor Company for the twelve months ended December 31, 2001 and 2000. The Company's combined results of operations for 2002 (Predecessor and Successor Companies) are capable of comparison to the Predecessor Company's results of operations for 2001, except for changes in interest and depreciation expenses resulting from the reorganization of the Parent's debt and fair market value adjustments to the Company's property, plant and equipment as a consequence of the consummation of the Plan and related Fresh Start reporting. As a result, unless otherwise indicated the discussion of results of operations for the years 2002 versus 2001 will be on a twelve month basis.

     The Company operates and manages its businesses based on geographic location. See Note Q of "Notes to Consolidated Financial Statements," which include geographic information for the Company's businesses.

     The comparisons that follow isolate and quantify the effect that changes in foreign exchange rates have had on the results of operations of the Company, thereby enabling comparison of operating results of the Company's subsidiaries in US constant dollar terms ("constant dollars").

     The following abbreviations are used to refer to the Company's three principal product lines: Transaction Cards and Systems - "TCS"; Printing Services and Document Management - "PSDM"; and Security Printing Solutions - "SPS".

COMPARISON OF RESULTS OF OPERATIONS - 2002 (PREDECESSOR AND SUCCESSOR COMPANIES) WITH 2001 (PREDECESSOR COMPANY)

     Sales for the years ended 2002 (Predecessor and Successor Companies combined) and 2001 were $202.3 million and $221.0 million respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations is as follows:



                  Three Months Ended              Nine Months Ended
                  December 31, 2002               September 30, 2002
                    (Successor Co)                  (Predecessor Co)
                    Sales          %                Sales          %
                 ---------------  -----         --------------  -------
Brazil                $20.3          41.9%            $78.4        51.0%
Australia              16.5          34.1%             41.1        26.7%
United States           7.9          16.3%             24.5        15.9%
Argentina               0.8           1.7%              3.3         2.1%
France                  2.9           6.0%              6.6         4.3%
                        ---           ---               ---         ---
                      $48.4         100.0%           $153.9       100.0%
                      =====         =====            ======       =====



                                            Years Ended
                   ----------------------------------------------------------
                      December 31, 2002
                   (Successor and Predecessor           December 31, 2001
                         Co's Combined)                 (Predecessor Co)
                          Sales         %           Sales            %
                   ----------------------------------------------------------
Brazil                   $98.7              48.8%       $111.3         50.4%
Australia                 57.6              28.5%         57.0         25.8%
United States             32.4              16.0%         36.0         16.3%
Argentina                  4.1               2.0%          8.2          3.7%
France                     9.5               4.7%          8.5          3.8%
                        ------             ------     --------        ------
                        $202.3             100.0%       $221.0        100.0%
                        ======             ======     ========        ======


     Sales in 2002 decreased by $18.7 million or 8.5% from 2001. Exchange rate devaluation resulted in net decreased revenues of approximately $28.1 million, of which $24.2 million is attributable to Brazil and $7.7 million to Argentina. The devaluation in these countries was partly offset by an appreciation in the Australian and Euro currencies, resulting in increased revenues of $3.3 million and $0.5 million, respectively. After giving effect to the above net devaluation, sales increased by $9.4 million in constant dollars as a result of higher sales in Brazil of $11.6 million, Argentina of $3.5 million and France of $0.5 million, partly offset by lower sales in the United States of $3.6 million and in Australia of $2.6 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

     The decrease of $3.6 million in sales at ABN was due to $2.3 million in lower stock and bond sales, $2.4 million in decreased sales of secure government print and $0.8 million in lower secure commercial sales. These decreases were partly offset by $1.9 million in higher revenue generated primarily from ABN's distribution and fulfillment program with the United States Postal Service (the "USPS"). The continued trend toward next day settlement of securities, the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector and the recent oral notification by the USDA that it did not anticipate the need to place any future orders for food coupons during the remaining term of the agreement, are expected to have a negative effect on the future mix of sales and gross margins at ABN. For further information regarding USDA food coupon sales see "Liquidity and Capital Resources".

     Sales in Australia at LM in constant dollars were $2.6 million lower when compared to the prior year as sales in two of the three product lines experienced negative trends. SPS sales were $5.9 million lower, mainly resulting from $3.3 million in lower sales due to decreases in check usage and check prices received from banks. Additional declines in SPS sales of approximately $2.6 million were due to a reduction in orders placed for passports by the Australian government stemming from the downturn in travel after September 11, 2001, excess inventory presently held by the government, and the decision by the government not to renew the passport contract with LM. It is anticipated that the downward trends on checks will continue. Sales of TCS products declined by approximately $2.1 million resulting from the loss of a phone card contract to a competitor and a reduction in export sales to China as a result of a change in Chinese banking regulations which curtailed the importation of cards. In addition, higher card sales were generated in 2001 as a result of the merger of certain banks and the issuance of certain loyalty card programs which did not occur in 2002. These decreases were partly offset by higher PSDM sales of $5.4 million, resulting primarily from $6.3 million in new revenues generated in the third and fourth quarter from LM's introduction of its mail aggregation business partly offset by $0.9 million in lower electronic print sales due to competitive pricing pressures and a weak print market.

     At Transtex, TCS sales increased by $3.5 million in constant dollars despite the severe and ongoing economic recession, which continues to negatively impact Argentina. The increase was primarily due to an increase in orders placed on prepaid telephone cards, an increase in card personalization volumes and higher pricing received on bank debit and credit cards. In addition, the devaluation of its local currency, the Argentine Peso, has allowed Transtex to be more competitive with foreign suppliers. Despite this improvement in sales in 2002, there is no guarantee that this trend will continue as the economy of and credit markets in Argentina continue to remain highly volatile, such that the overall trend in card usage remains uncertain.

     In France, the constant dollar increase of $0.5 million in TCS sales at CPS was principally due to stronger demand for bank and other financial cards of $0.9 million, partly offset by lower phone card sales of $0.4 million resulting from an overall weakness in the telecommunications market in France.

     Sales at ABNB in Brazil were $11.6 million higher than in 2001 in constant dollars. The net increase is attributable to higher TCS and SPS sales of $2.9 million and $9.7 million, respectively, partly offset by a decrease in PSDM sales of $1.0 million. The $2.9 million increase in TCS sales is due entirely to an increase in revenue from phone cards of which the increase is evenly split between price and volume. The $9.7 million increase in SPS sales results primarily from an increase in driver license revenues of $6.9 million due to an increase in volume, as well as incremental revenue generated from adding fingerprint identification on driver licenses. In addition, an increase in sales of checks and electronic print of $2.8 million resulted from new business received from telephone and banking customers. The $1.0 million net reduction in PSDM revenue levels was due to decreased demand, primarily from ABNB's minority shareholder Bradesco Bank.

     COST OF GOODS SOLD

     Cost of goods sold in 2002 decreased $17.2 million or 10.5% as compared to 2001, with a corresponding decrease in gross margins of $1.5 million. The impact of exchange rate devaluation resulted in decreased cost of goods sold and gross margins of approximately $19.2 million and $9.0 million, respectively. The net effect of devaluation by country on cost of goods sold and gross margins, respectively, was as follows: Brazil - $18.1 million and $6.2 million, and Argentina - $4.1 million and $3.6 million. The devaluation in these countries was partly offset by an appreciation in Australia's currency resulting in an increase in costs of goods sold and gross margins of $2.6 million and $0.7 million, respectively, and with regard to France, the appreciation in the Euro resulted in an increase in cost of goods sold and gross margins of $0.4 million and $0.1 million, respectively.

     After giving effect to the above net devaluation, cost of goods sold in constant dollars increased by $2.0 million, which resulted primarily from the increase in sales discussed above, partly offset by a reduction in costs and a favorable change in product mix. As a result, gross margins in constant dollars increased by approximately $7.4 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

     As a percentage of sales, cost of goods sold decreased to 72.8% in 2002 as compared to 74.4% in 2001. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                   Year Ended December 31,
                                    2002           2001
                                -------------- --------------

      Brazil                            74.6%          78.6%
      Australia                         78.8%          76.2%
      United States                     58.4%          57.9%
      Argentina                         52.7%          72.1%
      France                            74.3%          79.1%

     Cost of goods sold at ABNB in Brazil increased by $4.2 million from 2001, with a corresponding increase in gross margins of $7.4 million. Cost of goods sold as a percentage of sales decreased by 4% when compared to 2001. The increase in cost of goods sold in constant dollar terms resulted from approximately $9.1 million in higher costs associated with increased sales and $0.8 million in higher costs due to changes in product mix resulting primarily from higher cost, lower margin SPS electronic print sales. These increases were partly offset by a reduction in costs of approximately $2.2 million due to improved manufacturing processes on phone cards and a one-time value added tax credit in the third quarter of 2002 received on PSDM and SPS electronic print material costs totaling approximately $3.5 million.

     Costs of goods sold at LM in Australia decreased by $0.6 million and resulted in a corresponding reduction in gross margins of $2.0 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 2.6% when compared to the prior year. The decrease in cost of goods sold in constant dollar terms was primarily attributable to lower variable costs of $4.4 million directly related to the decrease in sales volume discussed, excluding the mail aggregation business, and reductions in fixed overhead of $2.4 million resulting from the cost savings and profit improvement programs initiated both in 2002 and 2001. These decreases were partly offset by a $6.2 million increase in variable costs due to a change in product mix primarily resulting from the introduction of the mail aggregation business which results in higher costs and lower margins as compared to the reduction in sales of lower cost and higher margin TCS and SPS product lines.

     Cost of goods sold at ABN in the United States decreased by $1.9 million and resulted in a decrease in gross margins of $1.7 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 0.5%. The decrease in costs is principally due to the lower sales volume discussed above.

     In Argentina, cost of goods sold in constant dollar terms at Transtex was approximately $0.2 million higher than in 2001, which resulted in an increase in gross margins of $3.3 million. As a result, cost of goods sold as a percentage of sales improved by 19.4% over the prior year. This improvement was primarily the result of higher margins generated as a result of higher prices received from customers on bank and debit cards and reductions in material and personnel costs on that portion of such costs which are priced in Argentine Pesos. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend will continue.

     At CPS in France, cost of goods sold in constant dollar terms was approximately the same when compared to 2001 resulting in an $0.5 million increase in gross margins. As a percentage of sales, cost of goods sold decreased by approximately 4.8% from 2001 primarily resulting from a change in product mix with increased sales of higher margin bank cards.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses in 2002 decreased by $2.8 million when compared to 2001. Exchange rate devaluation resulted in decreases in such expenses of approximately $2.7 million, attributable to devaluation of $1.7 million in Brazil and $1.5 million in Argentina, partly offset by an appreciation in Australia of $0.5 million. As a result, the net decrease in selling and administrative expense in 2002 from the prior year in constant dollars is $0.1 million. The net decrease primarily resulted from a $0.3 million decrease at LM resulting from lower personnel costs partly offset by an increase in professional fees due to work performed in connection with a failed acquisition, a $0.8 million decrease at the Parent resulting from lower professional fees and a $0.1 million decrease in selling expense at ABN due to lower commissionable sales. These decreases were partially offset by higher administrative expenses at ABNB of $0.5 million due primarily to a one-time tax credit received in 2001, a $0.4 million increase at Transtex primarily related to severance costs associates with downsizing and a $0.2 million increase at CPS resulting from higher personnel costs. As a result of the above, selling and administrative expenses as a percentage of sales was approximately the same (14.1%) for both years.

RESTRUCTURING

     The restructuring charge of $1.9 million in 2002 represents termination payments to employees in connection with LM's restructuring program for the purpose of consolidating its manufacturing operations (See Item 1 - "Financial Information About Segments" and Note G to the Company's Consolidated Financial Statements provided herein for further information).

GOODWILL AND ASSET IMPAIRMENT

     A review by the Parent of valuation multiples based on current market conditions led in 2002 to an impairment of Goodwill determination resulting in a write-down of $72.8 million for the three months ended December 31, 2002 of the Successor Company. This review resulted in an impairment charge of $47.4 million, of which $33.2 million related to ABNB and $14.2 million related to ABN. In addition, in the third quarter of 2002 (Predecessor Company), the Parent took a charge of $25.4 million which consisted of a write-off of LM's entire Goodwill balance of $25.2 million based on an evaluation of LM's high level of indebtedness and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons (See Note G to the Company's Consolidated Financial Statements provided herein for further information).

     Goodwill and asset impairment in 2001 of $2.5 million represents the remaining write down of $1.9 million in Goodwill on the books of Transtex as a result of operating losses and the economic uncertainties in Argentina and a $0.6 million third quarter charge related to the carrying value of certain equipment and leases no longer used at ABN as a result of its exit from the currency printing business (See Note G to the Company's Consolidated Financial Statements provided herein for further information).

DEPRECIATION EXPENSE

     Depreciation and amortization expense for 2002 was $1.8 million lower when compared to 2001. Exchange rate devaluation accounts for approximately $1.5 million of this decrease, resulting in a net decrease of $0.3 million in constant dollars. This decrease in constant dollars was primarily the result of the elimination of Goodwill amortization in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" of approximately $2.2 million partly offset by an increase in depreciation expense of $1.9 million primarily attributable to capital expenditures in Brazil, which increased depreciation by approximately $1.0 million, and $0.9 million of additional depreciation expense related to the fair valuation of fixed assets in accordance with Fresh Start accounting.

INTEREST EXPENSE

     Interest expense in 2002 was approximately $0.6 million lower when compared to 2001. Exchange rate devaluation accounts for approximately $0.1 million of this decrease resulting in a net decrease of $0.5 million in constant dollars. This net decrease resulted from a decrease of $1.7 million resulting primarily from the interest rate reduction due to the amendment to LM's debt agreement which was executed in June 2001 partly offset by $0.6 million in additional accrued interest payable in kind on the Parent's US Dollar denominated public debt which was restructured and reinstated on the effective date of the Parent's Plan and the 2001 reversal of $0.6 million in accrued interest in connection with a state and local tax reserve no longer required.

POST RETIREMENT BENEFIT CURTAILMENT GAIN

     In 2002, ABN made significant changes to its post retirement health care and life insurance benefits in order to limit future costs under the plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and as a result had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition of a one time $5 million non-cash actuarial gain resulting from the plan settlement (see Note P to the Company's Consolidated Financial Statements provided herein for further information).

OTHER, NET

     Other net expense in 2002 was approximately $0.2 million higher when compared to 2001. Exchange rate devaluation resulted in an increase of $0.5 million. After giving effect to the net devaluation, other net expenses in constant dollars decreased by $0.3 million. The majority of the net changes relate to a gain of $0.5 million from the proceeds received by ABN from a one time private sale of certain printed materials in 2002 partly offset by $0.2 million of increased other net expenses in 2002.

FRESH-START ADJUSTMENTS

     The Fresh Start adjustments represent a gain of $223.2 million based upon the Reorganization Value of the Successor Company. See Item 1 - "Consummation of the Reorganization Plan and Fresh Start Accounting" and Note A - "Debt Discharge and Fresh-Start Reporting" to the Company's Consolidated Financial Statements provided herein for further information.

REORGANIZATION COSTS

     Reorganization costs related to the bankruptcy increased in 2002 by $1.0 million when compared to 2001 principally due to additional legal and administrative costs associated with work done related to amendments to the Parent's Plan. Additional administrative wind down expenses are anticipated to be incurred potentially through the second quarter of 2003, which are reasonable and customary to complete the reorganization process.

TAXES ON INCOME

     Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of foreign taxes in the US. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance both in Australia and the US against the net operating losses and other deferred tax assets of each respective jurisdiction due to the uncertainty as to the realization of taxable income in the future.

MINORITY INTEREST

     Minority interest represents the 22.5% minority interest in ABNB held by Banco Bradesco ("Bradesco") as adjusted for the fair valuation of Bradesco's equity in accordance with Fresh Start accounting.

EXTRAORDINARY ITEMS

     Extraordinary items represent the gain on the forgiveness of the Senior Subordinated Notes of $91 million and certain creditor discounts of $0.4 million partly offset by a $1.8 million extraordinary loss resulting from the reinstatement of the Senior Secured Notes inclusive of all accrued interest and consent premiums which were paid in kind.

     Sales by foreign subsidiaries represented approximately 84% in both 2002 (Successor and Predecessor Companies combined) and 2001 (Predecessor Company), respectively of the Company's consolidated sales.

   COMPARISON OF RESULTS OF OPERATIONS OF PREDECESSOR COMPANY - 2001 WITH 2000

SALES

     Sales for the years ended 2001 and 2000 were $221.0 million and $259.9 million respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations is as follows:


                              2001                         2000
                        Sales          %             Sales         %
                    ---------------   --------   -------------   ---------

Brazil                  $111.3           50.4%       $132.9         51.1%
Australia                 57.0           25.8%         69.8         26.9%
United States             36.0           16.3%         37.5         14.4%
Argentina                  8.2            3.7%          9.8          3.8%
France                     8.5            3.8%          9.9          3.8%
                           ---            ---           ---          ---
                        $221.0          100.0%       $259.9        100.0%
                        ======          =====        ======        =====


     Sales by foreign subsidiaries represented approximately 84% and 86% in 2001 and 2000, respectively of the Company's consolidated sales.

         SALES

     Sales in 2001 decreased by $39.0 million or approximately 14.9% from 2000. Exchange rate devaluation produced a decrease in sales of approximately $39.1 million, of which $31.5 million is attributable to Brazil, $7.3 million to Australia and $0.3 million to France. This resulted in a net increase in sales of $0.1 million in constant dollars resulting from $9.9 million in higher sales in Brazil offset by lower sales of $1.4 million in the United States, $5.5 million in Australia, $1.6 million in Argentina and $1.2 million in France. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

     The decrease of $1.4 million in sales in the United States was principally due to the elimination of $2.6 million in revenues resulting from the sale of American Banknote Card and Merchant Services ("ABNCMS"), the Company's former card and merchant processing business, in September 2000 partly offset by $1.2 million in higher SPS sales at ABN. The increase in SPS sales at ABN was due to $5.5 million in new revenue generated from lower margin distribution and fulfillment programs partly offset by $4.3 million in decreased sales from higher margin products such as stock and bond certificates, traveler's checks, postal commemorative panels and other secure print. The continued trend toward next day settlement and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sectors, have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

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

     In Argentina, the severe and ongoing economic recession continued to negatively impact Transtex. As a result, the TCS product line at Transtex experienced a significant decline in transaction card personalization and transaction card equipment sales due to an overall weakness in the banking sector as credit markets continued to tighten. In addition, the mix of production in base stock cards whereby larger volumes of lower margin bank debit and phone cards have replaced higher margin credit cards reduced Transtex's profitability. As a result of these factors, sales were $1.6 million lower when compared to the prior year.

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

     COST OF GOODS SOLD

     Cost of goods sold in 2001 decreased $27.3 million or 14.2% from 2000, with a corresponding decrease in gross margins of $11.7 million. Exchange rate devaluation produced decreases in cost of goods sold and gross margins of approximately $30.6 million and $8.5 million, respectively. The effect of devaluation by country on cost of goods sold and gross margins, respectively, was as follows: Brazil - $24.8 million and $6.8 million, Australia - $5.6 million and $1.7 million, and France - $0.2 million and nil.

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

     As a percentage of sales, cost of goods sold increased to 74.4% in 2001 as compared to 73.7% in 2000. A comparison of cost of goods sold, as a percentage of sales, by each of the Company's geographic locations to the prior year is as follows:

                                Year Ended December 31,
                                2002               2001

     Brazil                     78.6%              77.7%
     Australia                  76.2%              76.8%
     United States              57.9%              52.8%
     Argentina                  72.1%              68.4%
     France                     79.1%              83.8%

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

     The net increase of $1.1 million in cost of goods sold in the United States was principally due to an increase at ABN in cost of goods sold of $3.5 million resulting from higher variable costs due to a change in product mix whereby higher margin, lower cost security print products were replaced by value added fulfillment and printing services which bear higher costs and provide lower gross margins. This increase was partly offset by the elimination of $2.4 million in expenses resulting from the sale of ABNCMS in September 2000. As a result, the Company's US segment experienced a reduction in gross margins of $2.5 million and a 5.1% net increase in the cost of goods sold as a percentage of sales when compared to 2000.

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

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses in 2001 decreased by $5.0 million when compared to the prior year. The impact of exchange rate devaluation on selling and administrative expenses accounts for approximately $3.2 million of this decrease, of which $2.3 million is attributable to Brazil and $0.9 million to Australia. The net decrease in selling and administrative expenses from the prior year in constant dollar terms was $1.8 million. This decrease was principally due to the elimination of $1.0 million in expenses related to the sale of ABNCMS in September 2000, one-time provisions of $2.3 million established in 2000 at the Parent which were recorded to reflect a $1.6 million settlement obligation payable to the Company's former Chairman and the establishment of an $0.7 million restructuring pool to be payable to the reorganized executive management team over a three year period. The remaining operating subsidiaries closely approximated the prior year with the exception of ABN, which had an increase of $1.0 million primarily due to startup charges and consulting fees necessary to set up its new fulfillment operations, and LM, which had $0.5 million in higher professional fees and severance related costs. As a percentage of sales, selling and administrative expenses were 14.1.% in 2001 as compared to 14.0% in 2000.

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

BANKRUPTCY COSTS

     Bankruptcy costs decreased $2.6 million or approximately 95% from 2000 principally due to the reduction in administrative costs associated with the Bankruptcy proceedings following confirmation of an earlier version of the Parent's Plan in November 2000.

INTEREST EXPENSE

     Interest expense decreased by $2.3 million from 2000. The impact of exchange rate devaluation on interest expense resulted in a decrease of approximately $0.8 million thereby resulting in a constant dollar decrease of approximately $1.5 million when compared to the prior year. This decrease was the direct result of the reversal at the Parent of approximately $0.7 million in accrued interest in connection with a state and local tax reserve no longer required and lower interest of approximately $1.1 million resulting from the 50% interest rate reduction at LM as part of the June 2001 restructuring of LM's loan agreement with its banking syndicate and $0.5 million of lower interest due to reduced borrowings at the Company's other operating subsidiaries. These decreases were partly offset by $0.8 million in additional accrued interest payable in kind on the Parent's US Dollar denominated public debt.

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

TAXES ON INCOME

     Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of foreign taxes in the US The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company provided a valuation allowance against its US net operating losses and other US deferred tax assets due to the uncertainty as to the realization of the US taxable income in the future.

MINORITY INTEREST

     Minority interest represents the 22.5% minority interest in ABNB held by Bradesco.

LIQUIDITY AND CAPITAL RESOURCES

     CASH. At December 31, 2002, 2001 and 2000, the Company had approximately $10.8 million, $9.7 million and $8.3 million in cash and cash equivalents.

     SHORT-TERM BORROWINGS. At December 31, 2002, the Company's subsidiaries had outstanding approximately $1.9 million (excluding letters of credit) under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, has a one year $2 million asset-based working capital facility with a local bank in Tennessee which allows it to borrow at a 5.5% short term interest rate for general working capital and letters of credit purposes. At December 31, 2002, ABN had approximately $2.0 million available under the Credit Facility which was undrawn with the exception of $0.3 million used for outstanding letters of credit leaving approximately $1.7 million available for borrowing. Under the terms of its credit facility, ABN has the right at its option to renew the facility for two additional years. The Company's Brazilian subsidiary, ABNB, had $0.3 million of short-term borrowings at December 31, 2002 in connection with various equipment purchases. The Company's French subsidiary, CPS, had available approximately $1.1 million at December 31, 2002 under its working capital credit facility with no borrowings against the facility as of December 31, 2002. The Company's Australian subsidiary, LM, has a working capital facility of approximately $3.2 million with a local bank collateralized by LM's banking syndicate. At December 31, 2002, LM had used approximately $1.6 million for working capital purposes and $0.3 million for outstanding letters of credit under the line, leaving approximately $1.3 million available for working capital purposes. The Company's Argentine subsidiary, Transtex, had no outstanding borrowings. As a result of overall credit tightening by the banks in Argentina, no further credit terms are available to Transtex.

     LONG-TERM DEBT. The Company's long-term debt consists of the $95.5 million of the Parent's Senior Secured Notes, $45.2 million of LM's senior and subordinated non-recourse debt (the "LM Debt") and $0.7 million of mortgage indebtedness at ABN. Approximately $1.2 million of this debt is due and payable in 2003 and represents the amortization on the LM Debt. For a further discussion on the ability to pay this debt, see "Non-Compliance of Debt Covenants and Ability to Service Debt."

SUMMARY OF CASH FLOWS. Cash and cash equivalents increased by $1.0 million in the twelve months of 2002 compared to an increase of $1.5 million in the comparable period of 2001. This $0.5 million reduction in cash flow resulted principally from the following:

     o A $1.5 million net increase in cash flow from operating activities attributable to a $2.7 million favorable working capital variance partly offset by $1.2 million in lower net income after non-cash adjustments. The $2.7 million favorable working capital variance was attributable to $7.1 million in increased receivable collections, particularly at ABN where large USDA food coupon orders billed in 2001 were subsequently collected in 2002, offset by a $2.0 million build up in inventory and a $2.4 million reduction in payables and other liabilities. The increase in inventory was primarily attributable to higher customer order levels at ABNB and at Transtex. The net reduction in payables resulted from payments made by ABN for non-performing lease obligations, payments by CPS in 2002 for 2001 phone card purchases, and payments by ABNB to paper suppliers in 2002 in order to take advantage of supplier discounts.

     o A $2.1 million net increase in cash flow from investing activities attributable to $0.5 million of cash generated from a one-time private sale of certain printed materials outside the ordinary course of business by ABN and a $1.7 million net decrease in capital expenditures in 2002, partly offset by an increase in investments in smart card joint ventures at LM of $0.1 million in 2002.

     o A $4.0 million net decrease in cash flow from financing activities attributable to repayments of short-term borrowings in 2002 of $6.4 million and a $0.4 million increase in dividends paid in 2002 to the minority shareholder of ABNB. The decrease in short-term borrowings is primarily attributable to a reduction in equipment financing at ABNB in 2002 of $3.7 million, a $4.9 million repayment of the working capital facility at ABN in 2002, partly offset by higher borrowings in 2002 of $2.2 million of which $1.4 million relates to LM and $0.8 million to CPS and Transtex. These decreases were partly offset by $2.8 million in reduced payments of long-term debt primarily in connection with ABNB's long-term equipment financing.

     o The impact of exchange rate devaluation on cash balances on hand accounted for an additional $0.1 million decrease in cash flow.


ECONOMIC CONDITIONS AND CURRENCY DEVALUATION

     The Company has significant operations in Brazil, Australia, Argentina and France. On a consolidated basis, these operations have historically experienced significant foreign exchange rate fluctuations against the US Dollar. In recent years, the Company has experienced significant devaluations in the local currencies of several of its operating subsidiaries versus the US Dollar.

     In 1999 and 2001, the Brazilian Real experienced tremendous volatility with a devaluation versus the US Dollar of approximately 48% and 40%, respectively. In 2002 the Real once again exhibited tremendous volatility by devaluing by as much as 41% as of October 22, 2002 (R$3.96) against the US Dollar when compared to the beginning of 2002 (R$2.35). For the twelve months ended December 31, 2002, the Company experienced an average devaluation in the Real of approximately 35%. For the first quarter of 2003 (through March 26, 2003) the average exchange rate was R$3.39 to the US Dollar. As the Parent continues to rely upon ABNB for dividends to upstream cash to the Parent, there is no guarantee or assurance that significant further devaluation will not adversely affect the Parent's ability to fund its operating expense in the future. Furthermore, the continued long-term threat of currency devaluation could severely impact the Company's ability to repay its Senior Secured Notes due January 31, 2005.

     The Real continues to experience significant volatility, due to the uncertainties with respect to upcoming maturities on large amounts of government indebtedness, the results of Brazil's most recent presidential election (wherein the Worker's Party candidate won by a wide margin), the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below.

     In France, the Euro continues to remain strong against the US dollar and has appreciated by an average of approximately 5% compared to the prior year. However cash dividends from CPS to the Parent were only $0.2 million and are not considered significant.

     In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. Although the Peso trades freely on certain exchange markets, the Argentine government has enacted and/or proposed a series of complicated exchange formulas, which has required the conversion of certain US Dollar denominated expenses, payables and indebtedness into Pesos at varying exchange rates. At March 26, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.94.

     The severe and ongoing economic recession in Argentina continues to negatively impact the carrying value of Transtex, and any further deterioration in the business may impact its ability to continue as a going concern. Despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the nine months ended September 30, 2002 of the Predecessor Company and the three months ended December 31, 2002 of the Successor Company. While, throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, the government has recently lifted this ban, and the Parent received a $0.3 million dividend from Transtex in March 2003. However, there can be no assurance that the ability to repatriate dividends freely out of the country will continue on a consistent basis.

     As for LM, the Parent is unable to repatriate dividends from its Australian subsidiary due to restrictions under its banking facility (see below). In 2002 the Australian Dollar experienced an average appreciation of approximately 6% versus the US Dollar during 2002.

ABILITY TO SERVICE DEBT

     The high levels of the Parent's Senior Note indebtedness, $95.5 million at December 31, 2002, poses a high degree of uncertainty as to the Company's ability to repay this debt upon the January 31, 2005 maturity date. Absent a significant increase in available free cash flow from operations, it is the Parent's intention from now until the maturity date to continue to pay in kind its semi-annual interest payments on the Senior Secured Notes in lieu of cash interest, as permitted under its revised indenture. As a result there is significant risk that the Company may not generate sufficient future cash flow from operations to repay these Senior Secured Notes upon maturity. This factor combined with the Company's limited access to capital and financial markets for the purpose of obtaining new financing or equity to refinance the Senior Secured Notes could possibly require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company.

     The Company's Australian subsidiary, LM, is highly leveraged with approximately $45.2 million of local bank debt which is non-recourse to the Parent. The Parent and LM notified LM's banking syndicate in December 2000 that LM would be unable to fully repay the loan by the December 31, 2001 maturity date and therefore requested that the banks consider a modification, restructuring and extension to the existing terms of the present banking facility.

     On July 26, 2001, the banking syndicate and LM entered into an agreement with respect to the LM Debt extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its current interest rate on the borrowings. The amended agreement requires LM to make a $1.2 million principal repayment due on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, LM's banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

     LM's management continues to hold in abeyance certain short-term profit improvement programs requiring the use of capital, pending its ongoing discussions with LM's banking syndicate as to whether a further restructuring, refinancing and or re-capitalization of the LM bank debt in advance of the June 2004 loan maturity date can be accomplished. LM's current cash flow projections place in doubt its ability to service the $1.2 million principal loan payment due June 24, 2003 without further accommodation from the bank syndicate. The parties have discussed a deferral or waiver of the June payment and, based upon preliminary discussions to date, have also agreed in principle to seek an equity infusion from an outside third party. It is likely that, in 2003, the Company will exit as LM's major shareholder for a market consideration to be determined. While these discussions continue to be ongoing and while previous negotiations among the parties have resulted in satisfactory arrangements in the past, there is no certainty that these discussions will be satisfactorily concluded. In the event that these discussions are not satisfactorily concluded there is a possibility LM may not be able to continue as a going concern absent further accommodation from the bank syndicate. Moreover, the Parent notes that LM's capital constraints have caused local management difficulty in upgrading computer and other systems which, in turn, have hampered local management's ability to effectively and efficiently operate, evaluate and restructure its business. Under the terms of LM's existing bank facility, dividends payable to the Parent will continue to be completely restricted.

     As a holding company, the Parent is dependent on dividends from its subsidiaries to service its US publicly held debt and to fund its corporate office expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund any material portion of the US obligations. There can be no assurance that ABN and ABNB will continue to generate sufficient excess cash flow from their respective operations to service and repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses.

SENIOR NOTE REPURCHASE PROGRAM.

     Pursuant to the Parent's announcement in its Form 8-K filed October 1, 2002, the Parent's Board of Directors authorized the Parent to repurchase up to $15 million face amount of its outstanding Senior Secured Notes from time to time at a discount to par value following the Effective Date. The Senior Secured Notes will be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back any Senior Secured Notes will depend upon the availability of cash at the Parent and other corporate developments.

     In February 2003, the Parent purchased through a privately negotiated transaction a block of $4.0 million face amount of Senior Secured Notes for an aggregate purchase price of $2.0 million. The Parent will record a gain of approximately $2.0 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price in the first quarter of 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from Goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

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

     In conducting its Fresh Start accounting, the Company has utilized the purchase method of accounting in accordance with SOP 90-7 and SFAS 141 which requires among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their reorganization value, which is defined as the fair value at the Effective Date, in accordance with APB No. 16, Business Combinations. Any portion of the Reorganized Company's assets that cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is identified as Goodwill and periodically will be measured for impairment in accordance with SFAS 142.

     As a result of the adoption of SFAS 142 in 2002, the non-amortization of Goodwill had the effect of increasing the Company's income by approximately $2.2 million.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after September 30, 2002. We do not expect SFAS 146 to have a material effect on our consolidated financial position, results of operations or liquidity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K, under the captions, "The Company," "Business," and "Management Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2002 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

     Factors that could cause actual results to differ materially include, but are not limited to those described below:

     o The Company's existing debt obligations and history of operating losses;

     o The Company's ability to have access to capital markets to raise capital to restructure, reorganize and/or grow our business;

     o General economic, political, market and business conditions, which may, among other things, affect demand for the Company's products;

     o Economic conditions, inflation, recession and currency exchange rates in those foreign countries in which the Company generates a large portion of its sales (including Brazil and Australia which accounted for approximately 49%, and 29%, respectively, of consolidated sales) and particularly in Brazil, where the majority of positive foreign operating income is generated by ABNB ($13.5 million exclusive of Goodwill impairment), which may, among other things, affect the Company's ability to service its debt;

     o New product development and technological advances which may, among other things, affect the Company's printing business and certain government contract performance;

     o Commencement of war, armed hostilities, terrorist activities or other similar international calamity directly or indirectly involving or affecting the United States or any one of the Company's foreign subsidiaries or joint venture partners;

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

     The Company's stock and bond business is also subject to certain risks, such as the trend towards shorter settlement cycles, book entry ownership and the overall weakness in the stock market, which may impact future results. The continued trend towards shorter settlement cycles and electronic book entry ownership have significantly impacted the volume of stock and bond certificate sales. This risk has been further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001, which granted approval to the NYSE to change its physical format requirements for stock and bond certificates (the "Rule Change"). The Rule Change eliminated the NYSE's Listed Company Manual's requirements pertaining to certificate printing and appearance, and retained only the requirements specifying content. As a result, those requirements no longer mandate the use of intaglio printing or the inclusion of a vignette on the face of the certificate. As a result, there is no guarantee that the complete elimination of or substantial further reduction in the use of intaglio printing or for that matter the certificate in general could not occur, the result of which could have a material adverse effect on the sales, earnings and cash flow of the Company. In addition, the recent movement by many large companies towards paperless electronic transaction settlement could have a further impact on volume reduction in stock and bond certificates.

     The oral notification given by the USDA in the third quarter of 2002 that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN, has had a significant impact on the Company's cash flow. While revenue from food coupons as a percentage of total consolidated sales for 2002, 2001 and 2000 is small (approximately 3.5%, 3.3% and 2.5%), the gross margins are significant ($4 million in 2002 and 2001 and $3.7 million in 2000). The reduction in operating margins from food coupon sales will have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent.

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

     Overall, the business that the Company engages in within both its domestic and foreign operations are in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. Additionally, the privatization and sale of Brazil's national telephone company has created several smaller phone companies, which has resulted in greater pricing sensitivity. In addition, there are several smaller local competitors in Brazil who have manufacturing capabilities in certain transaction cards and systems and have therefore created additional competitive pricing pressures. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

     In addition to factors previously disclosed herein, certain other factors could cause actual results to differ materially from such forward-looking statements. All written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by reference to such factors.

     The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company, and its employees, agents and representatives, assume no duty to update them to reflect new changed, or unanticipated events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMPACT OF INFLATION

     The introduction by the Brazilian government of a new currency in 1994 in order to achieve the government's economic stabilization program effectively eliminated the country's hyper-inflation. As a result of this program, the inflation rate has decreased substantially to approximately 15% for 2002 as compared to 941% for 1994. Consequently, the Company is no longer required to translate ABNB's financial statements as if ABNB were operating in a hyperinflationary economy whereby gains and losses resulting from translation and transactions were reflected in earnings. The Company follows the non-hyperinflationary method for ABNB as well as its other foreign subsidiaries in accordance with FASB Statement No. 52 "Foreign Currency Translation." As a result, the Company translates its foreign subsidiaries by reflecting exchange gains and losses in other comprehensive income as a separate component of shareholders' equity. As a result of the deep recession in Argentina, inflation in that country was approximately 118% in 2002. The Company's US, Australian, New Zealand and French operations were not affected materially by inflation in 2002.

ARGENTINE ECONOMIC RECESSION

     The Argentine economy continues to experience a deep recession, resulting in high levels of government debt, interest rates and unemployment. The government has imposed zero deficit budget spending measures at the federal and local levels in an attempt to stabilize its economy and currency. Despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the nine months ended September 30, 2003 (Predecessor Company) and the three months ended December 31, 2002 (Successor Company). While throughout the course of this crisis the Argentine government has imposed a moratorium on dividend repatriations outside the country, the government has recently lifted this ban. The Parent received a $0.3 million dividend from Transtex in March 2003. There is no guarantee that Transtex can continue to operate at its current level in the present economic environment, particularly with credit institutions placing a hold on many lending activities which directly impacts the issuance of credit cards to consumers. As the operations of Transtex are very small in relation to the consolidated group, the Company believes that any negative impact resulting from its Argentine operations will not have a material adverse effect on the Company.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

     The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US Dollars and, in the case of LM, ABNB and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the twelve months ended December 31, 2002, the Company experienced an average devaluation in the Brazilian and Argentine currencies of approximately 35% and 66%, respectively. As ABNB is the Company's largest subsidiary, contributing approximately half of the revenues, operating profit and cash flow of the consolidated group, continued devaluation could severely impact the Company's ability to repay upon maturity its Senior Secured Notes due January 31, 2005.

     The Company has, from time to time, entered into foreign currency option contracts in order to limit the effect of currency fluctuations on future expected cash receipts which are used for general Company purposes, including debt service. The options generally have covered periods from two to four months from the date of purchase. However, with the significant devaluation and volatility of the Brazilian currency over the past two years, the market to purchase foreign currency option contracts is either non-existent or prohibitively expensive. The Company has been at times successful in purchasing short term contracts in Argentina when available and where not cost prohibitive. When practical, the Company has established restricted investment accounts which are controlled by the Parent, and in the case of ABNB, have funds which are from time to time invested in US Dollar-indexed money market investments. Such activities may be discontinued at any time depending on, among other things, management's views concerning future exchange rates, local interest rates and the cost of such contracts. At present, the current interest rate in Brazil of approximately 26% for local denominated investments is far greater than the return that would be earned in a US Dollar-indexed account, thereby rendering this type of hedging mechanism ineffective in the opinion of management. Therefore the Company has not engaged in material hedging activities. Currently, repatriation of earnings from ABNB is permitted, subject to certain approvals. Dividends or distributions from Brazil could be subject to government restrictions in the future. In 2002, 2001 and 2000, the Company received approximately $4.6 million, $2.4 million and $0.9 million in cash dividends from ABNB, respectfully.

     Earnings on foreign investments, including operations and earnings of foreign companies in which the Company may invest or rely upon for sales, are generally subject to a number of risks, including high rates of inflation, recession, currency exchange rate fluctuations, trade barriers, exchange controls, government expropriation, energy risks and political instability and other risks. These factors may affect the results of operations in selected markets included in the Company's growth strategy, such as in Latin America and Asia. For example, the ongoing recession in Argentina has affected the sales, operating income and cash flow of that subsidiary and has also adversely impacted the strength of the Brazilian currency. Though having no direct impact on the Company, the recent general strikes, economic contraction and ongoing civil unrest in Venezuela has also contributed considerably to the general uncertainty surrounding the economic prospects for the South American region. Additionally in Australia, the recent slow down in economic growth may result in a further devaluation of that country's currency and potential reduced demand for LM's goods and services. The Company's financial performance on a dollar-denominated basis can be significantly affected by these changes. The Company's cash balances and borrowings in foreign currency can mitigate the effects of fluctuating currency exchange rates; however, borrowings and investments in foreign currency and markets may not be available or practical and may face local interest rate and principal risks. In addition, adverse changes in foreign interest and exchange rates could adversely affect the Company's ability to meet its interest and principal obligations on the Parent's Senior Secured Notes.

     See Notes A and Q of "Notes to Consolidated Financial Statements" for the disclosure of certain financial information relating to foreign operations.

     The Company has from time to time reorganized and restructured, and may in the future reorganize and restructure, its foreign operations based on certain assumptions about the various tax laws (including capital gains and withholding tax), foreign currency exchange and capital repatriation laws and other relevant laws of a variety of foreign jurisdictions. While management believes that such assumptions are correct, there can be no assurance that foreign taxing or other authorities will reach the same conclusion. If such assumptions are incorrect, or if such foreign jurisdictions were to change or modify such laws, the Parent may suffer adverse tax and other financial consequences which could impair the Parent's ability to meet its obligations and the Company's other subsidiary indebtedness.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and schedules, together with the Independent Auditors' Report thereon, are set forth in Item 15 (a)(1) and (2) of this Form 10-K, and are only presented for the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company) and the years ended December 31, 2001 and 2000 (Predecessor Company).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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


           NAME               AGE    OFFICER/DIRECTOR SINCE                          POSITION
           ----               ---    ----------------------                          ---------
Steven G. Singer                42   November 2000            Chairman of the Board and Chief Executive Officer
C. Gerald Goldsmith (a)(b)      75   December 1990            Chairman EMERITUS and Director
Sidney Levy                     46   June 1998                Director
Raymond L. Steele (a)(b)        69   March 2001               Director
Lloyd Miller (a)                48   October 2002             Director
James Dondero                   40   October 2002             Director
Steven A. Van Dyke (b)          43   July 2001                Director
Patrick J. Gentile              44   June 1995                Executive Vice President and Chief Financial Officer
David M. Kober                  39   May 2002                 Vice President and General Counsel
Craig D. Weiner                 37   April 2002               Acting Treasurer
Elaine Lazaridis                40   October 2001             Corporate Secretary & Chief Administrative Officer
(a) Audit Committee Member
(b) Compensation Committee
     Member

     STEVEN G. SINGER has served as Chairman of the Board and Chief Executive Officer and as a Director of the Parent since November 2000. From 1995 through 2000, Mr. Singer served as Executive Vice President and Chief Operating Officer of Romulus Holdings, Inc., a family owned investment fund, and as Chairman and Chief Executive Officer of Pure 1 Systems, a manufacturer and distributor of water treatment products. Mr. Singer is a Director and the Non-Executive Chairman of the Board of Globix Corporation, and is a Director of Motient Corporation, both publicly traded companies. During the past five years, Mr. Singer also served for a time as a Director of Anacomp, Inc., a publicly traded company.

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

     LLOYD I. MILLER has served as Director of the Parent since October 2002. Mr. Miller has served on the board of directors for Advantica Restaurant Group since May 2000. Mr. Miller has previously served on the board of directors for Stamps.com, Porta Systems, Dualstar Technologies, Vulcan International, American Controlled Industries, Anacomp, Inc., and Aldila, Inc. Mr. Miller has served as a trustee and member of numerous creditor and equity committees in reorganizations and restructurings. Mr. Miller manages his own investment funds and has traded activities on the Chicago Board of Trade since 1977.

     JAMES DONDERO has served as Director of the Parent since October 2002. Mr. Dondero has served as President of Highland Capital Management, L.P. since 1993. Formerly, Mr. Dondero served as Chief Investment Officer of Protective Life's GIC subsidiary from 1989 to 1993. Mr. Dondero's portfolio management experience includes mortgage-backed securities, investment grade corporates, leveraged bank loans, emerging markets, derivatives, preferred stocks, and common stocks. From 1985 to 1989, Mr. Dondero managed approximately $1 billion in fixed income funds for American Express Co.

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

     DAVID M. KOBER has served as Vice President and General Counsel since May 2002. He previously served as Vice President and General Counsel at Art Kober and Associates, Inc., a direct marketing and venture capital firm from 1988 to May 2002 and, prior to such time, was associated with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, New York, NY.

     CRAIG D. WEINER has served as Acting Treasurer since September 2002, and as Director of Financial Reporting since May 2002. Mr. Weiner worked from 1998 to May 2002 as a consultant on various assignments with Resources Connection LLC and from 1997 to 1998 served as Controller at Gund, Inc., an international toy manufacturer.

     ELAINE LAZARIDIS has served as Corporate Secretary and Chief Administrative Officer since October 2001. From 1995 to 2001, she served as the Vice President and Secretary of Romulus Holdings, Inc., a private investment fund. Previously she has served as the Director of Human Resources for First Pacific Networks, a telephone apparatus provider, and as Director of Administration for the Cooper Companies, Inc., a supplier of diversified healthcare products and services.

     PATRICK REDDY was the Company's Senior Vice President and Treasurer through the date of his passing in August, 2002. Mr. Reddy served as Senior Vice President, Treasurer and Assistant Secretary since October 2001, as Vice President and Secretary from January 2001 to October 2001, and as Vice President and Assistant Secretary from July 1990 to January 2001. He was also Treasurer from February 1990 through July 1990. Mr. Reddy held many positions with a predecessor of the Parent since 1969, including Vice President, Treasurer, Secretary and Comptroller. The Company mourns the loss of Mr. Reddy, and is deeply grateful for his hard work and accomplishments over his 33 year tenure with the Company.

     Each of the directors had been approved by the Bankruptcy Court to serve on the Board of Directors effective on the consummation of the Plan.

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

     Based solely on a review of the copies of such reports furnished to the Parent, or written representations that no Form 5 was required, the Parent believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2002 with the following exception:

     On March 28, 2003, Sidney Levy filed a late Form 5 for the year 1998. His late Form 5 for the year 1998 included late Form 3 and Form 4 disclosure. The Company only very recently became aware that Mr. Levy had not earlier made the beneficial ownership disclosures required under Section 16(a) covered by this late Form 5. Mr. Levy, who lives and works in Brazil, has explained to the Company that his failure to timely file this form was unintentional. The Company's failure to become aware earlier of this delinquent filing was a result of certain miscommunications between the Company and Mr. Levy when the Company conducted its annual Section 16(a) compliance reviews.


ITEM 11.  EXECUTIVE COMPENSATION.

     See Item 13.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATED STOCKHOLDER MATTER.

     See Item 13.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for Items 11, 12 and 13, is incorporated herein by reference to the Amendment to this Annual Report on Form 10-K to be filed no later than April 30, 2003.

ITEM 14.   CONTROLS AND PROCEDURES.

     Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded, subject to the following paragraph, that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

     The Company's management, including the Parent's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures, though effective, are not guaranteed to prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report on Form 10-K:

     1. The following consolidated financial statements are included as follows:


              Independent Auditors' Report                                                          F-1

              Consolidated Balance Sheets as of December 31, 2002 (Successor Company),
                        2001 (Predecessor Company) and 2000 (Predecessor Company)                   F-2

              Consolidated Statement of Operations for the three months ended December 31,
                       2002 (Successor Company), the nine months ended September 30,
                       2002 (Predecessor Company), and the years ended December 31,
                       2001 (Predecessor Company) and 2000 (Predecessor Company)                    F-4

              Consolidated Statement of Cash Flows for the three months ended December 31,
                       2002 (Successor Company), the nine months ended September 30,
                       2002 (Predecessor Company), and the years ended December 31,
                       2001 (Predecessor Company) and 2000 (Predecessor Company)                     F-5

              Consolidated Statement of Stockholders' Deficit and Comprehensive Loss
                       for the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company), and the years ended December 31, 2001 (Predecessor Company) and
                       2000 (Predecessor Company)                                                     F-6

              Notes to Consolidated Financial Statements                                              F-8

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

     3. Exhibits: See "Exhibit Index"

(b)      Reports on Form 8-K

               Form 8-K filed October 16, 2002
                     -Item 1 - Changes in Control of the Registrant -Item 5 - Other Events
                     -Item 7 - Financial Statements, Pro Forma Financial
                               Information and Exhibits

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Banknote Corporation
New York, New York

     We have audited the accompanying consolidated balance sheets of American Banknote Corporation, a Delaware corporation, as of December 31, 2002 (Successor Company) and December 31, 2001 (Predecessor Company), and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) and comprehensive loss for the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 and the years ended December 31, 2001 and 2000 (Predecessor Company). Our audit also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Banknote Corporation as of December 31, 2002 (Successor Company) and December 31, 2001 (Predecessor Company), and the results of its operations and its cash flows for the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 and the years ended December 31, 2001 and 2000 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note A the Predecessor Company emerged from bankruptcy on October 1, 2002, pursuant to a plan of reorganization confirmed by the bankruptcy court by order dated August 22, 2002. Accordingly, the accompanying financial statements of the Successor Company have been prepared in conformity with the fresh start accounting provisions of the American Institute of Certified Public Accounts Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"). In accordance with the requirements of SOP 90-7, the Successor Company has been accounted for as a new entity with assets, liabilities and a capital structure having carrying values not comparable with any prior periods of the Predecessor Company.

     The Company continues to generate operating cash flow from operations to meet is current obligations in the normal course of business. However, absent a significant increase in cash flow from operations or other sources of capital or financial markets, it is unlikely that the Company will be able to pay its 10 3/8% Senior Secured Note obligation on the January 31, 2005 maturity date.


/s/ Ehrenkrantz Sterling & Co., L.L.C.



Livingston, New Jersey
March 25, 2003

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)



                                                                              December 31,
                                                                         2002                    2001
   ASSETS                                                     (Successor Co)               (Predecessor Co)
                                                              ----------------------       -----------------
   Current assets
      Cash and cash equivalents                                        $10,769                $9,740
      Accounts receivable, net allowance for doubtful
        accounts of $1,120 and $1,591                                   24,714                34,683
      Inventories, net of allowances of $594 and $968                   16,491                18,262
      Prepaid expenses and other                                         4,184                 4,935
      Deferred tax assets                                                1,712                 1,779
                                                                    ------------          ---------------
                Total current assets                                    57,870                69,399
                                                                    ------------          ---------------
   Property, plant and equipment
      Land                                                               1,835                 1,321
      Buildings and improvements                                         8,183                15,972
      Machinery, equipment and fixtures                                 82,501                81,408
      Construction in progress                                              46                   265
                                                                    ------------          ---------------
                                                                        92,565                98,966
      Accumulated depreciation and amortization                        (42,427)              (51,707)
                                                                    ------------          ---------------
                                                                        50,138                47,259
   Other assets                                                          5,121                 5,495
   Investment in non-consolidated subsidiaries                           5,035                 2,247
   Deferred taxes                                                            -                 3,540
   Goodwill                                                             99,587                36,846
                                                                    ------------          ---------------
                                                                       $217,751             $164,786
                                                                    ============          ===============


                                  See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                                                                      December 31,
                                                                                           2002                      2001
                                                                                      (Successor Co)            (Predecessor Co)
                                                                                 ------------------------  ----------------------
   LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities
      Current portion of long-term debt                                            $     3,186                  $       49
      Revolving credit facilities of subsidiaries                                        1,933                       4,986
      Accounts payable and accrued expenses                                             38,787                      37,094
      Post-petition liabilities of parent                                                    -                       1,876
                                                                                 ------------------------  ----------------------
                   Total current liabilities                                            43,906                      44,005
                                                                                 ------------------------  ----------------------
   Pre-petition liabilities subject to compromise of parent
      Parent company debt obligations                                                        -                     163,178
      Accrued interest on parent company debt obligations                                    -                      31,230
      Other liabilities                                                                      -                      15,032
                                                                                 ------------------------  ----------------------
                   Total current liabilities                                                 -                     209,440
    Long-term debt                                                                     138,265                      41,765

    Other long-term liabilities                                                         16,921                      16,301

    Deferred taxes                                                                       1,858                       3,667

    Minority interest                                                                   25,582                      11,141
                                                                                 ------------------------  ----------------------
                   Total liabilities                                                   226,532                     326,319

   Commitments and Contigencies

   Stockholders'  equity (deficit)
      Old Preferred Stock, authorized 2,500,000 shares
        no shares issued or outstanding
      Old Preferred Stock Series B, par value $.01 per share authorized
        2,500,000 shares, issued and outstanding 2,404,895 shares                           -                        24
        at December 31, 2001
      Old Common Stock, par value $.01 per share, authorized 50,000,000
        shares, issued 27,812,281 shares at December 31, 2001                               -                       278
      New Common Stock, par value $.01 per share authorized
        20,000,000 shares, issued 11,828,571 at December 31, 2002                         118
      Capital surplus                                                                   20,893                   82,525
      Retained (deficit)                                                               (39,431)                (197,337)
      Treasury stock, at cost (57,756 and 2,723,051 shares)                               (103)                  (1,285)
      Accumulated other comprehensive loss                                               9,742                  (45,738)
                                                                                 ------------------------  ----------------------
                  Total stockholders' (deficit)                                         (8,781)                (161,533)
                                                                                 ------------------------  ----------------------
                                                                                 $     217,751                 $164,786
                                                                                 ========================  ======================

                                  See Notes to Consolidated Financial Statements

  AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands)
                                            (Successor Co)                     (Predecessor Co)
                                            ---------------   -----------------------------------------------------
                                             Three Months      Nine Months                     Year
                                                Ended             Ended                       Ended
                                             December 31,     September 30,                 December 31,
                                                 2002              2002               2001              2000
                                            ---------------   ---------------    ---------------   ----------------
  CONTINUING OPERATIONS
  Sales                                           $ 48,388         $ 153,888          $ 220,964          $ 259,939
                                            ---------------   ---------------    ---------------   ----------------

  Cost and expenses
  Cost of goods sold                                36,673           110,485            164,393            191,664
  Selling and administrative                         5,946            22,534             31,247             36,252
  Restructuring                                         79             1,829                  -                  -
  Goodwill and asset impairment                     47,435            25,383              2,482             13,624
  Depreciation and amortization                      2,454             5,958             10,175             12,088
                                            ---------------   ---------------    ---------------   ----------------
                                                    92,587           166,189            208,297            253,628

                                                   (44,199)          (12,301)            12,667              6,311
  Other expense (income )
  Post retirement plan curtailment gain             (5,001)
  Interest expense                                   2,795            10,087             13,519             15,766
  Other, net                                           (91)              630                355               (751)
                                            ---------------   ---------------    ---------------   ----------------
                                                    (2,297)           10,717             13,874             15,015
  Loss before reorganization items,
  taxes on income and minority interest            (41,902)          (23,018)            (1,207)            (8,704)

  Reorganizations (income) expense
  Fresh-Start adjustments                                -          (223,185)                 -                  -
  Reorganization costs                                 (30)            1,160                127              2,740
                                            ---------------   ---------------    ---------------   ----------------
                                                       (30)         (222,025)               127              2,740
  Income (loss) before taxes on income
  and minority interest                            (41,872)          199,007             (1,334)           (11,444)

  Taxes on income                                    4,976             2,934              2,725              5,186
                                            ---------------   ---------------    ---------------   ----------------

  Income (loss) before minority interest           (46,848)          196,073             (4,059)           (16,630)

  Minority interest                                 (7,417)           24,666              1,395              1,968
                                            ---------------   ---------------    ---------------   ----------------

  Income (loss) from continuing operations         (39,431)          171,407             (5,454)           (18,598)

  DISCONTINUED OPERATIONS
  Income from discontinued operations (net
  of taxes of $807 in 2000)                              -                 -                  -              1,084
  Gain on sales (net of tax of $0 in 2000)               -                 -                  -                648
                                            ---------------   ---------------    ---------------   ----------------
  Income from discontinued operations                    -                 -                  -              1,732
                                            ---------------   ---------------    ---------------   ----------------

  EXTRAORDINARY ITEMS
  Gain on forgiveness of debt                            -            91,364                  -                  -
  Loss on debt reinstatement                             -            (1,844)                 -                  -
                                            ---------------   ---------------    ---------------   ----------------
                                            ---------------   ---------------    ---------------   ----------------
                                                         -            89,520                  -                  -
                                            ---------------   ---------------    ---------------   ----------------
  NET INCOME LOSS                                $ (39,431)        $ 260,927           $ (5,454)         $ (16,866)
                                            ===============   ===============    ===============   ================

  Net loss per common share -
  Basic and Diluted (1)
  Continuing operations                            $ (3.33)        N/A                N/A                N/A
  Discontinued operations                                -         N/A                N/A                N/A
  Extraordinary items                                    -         N/A                N/A                N/A
                                            ---------------   ---------------    ---------------   ----------------
               Net loss                            $ (3.33)        N/A                N/A                N/A
                                            ===============   ===============    ===============   ================
  (1) Per share amounts are not shown for the Predecessor Company due to non-comparability.


                               See Notes to Consolidated Financial Statements


    AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOW
    (Dollars in thousands)

                                                      (Successor Co)                             (Predecessor Co)
                                                      ---------------     ---------------------------------------------
                                                      Three Months           Nine Months                Year
                                                         Ended                 Ended                   Ended
                                                      December 31,         September 30,             December 31,
                                                          2002                 2002             2001            2000
                                                      ---------------     ---------------   ------------  -------------
    Operating Activities
    Net income (loss)                                      $ (39,431)          $ 260,927       $ (5,454)     $ (16,866)
    Adjustments to reconcile net income
      (loss) to net cash
    provided by operating activities
    Discontinued operations                                        -                   -              -         (1,732)
    Fresh-Start adjustments                                        -            (223,185)             -              -
    Extraordinary item - Gain on Forgiveness of Debt               -             (91,364)             -              -
    Extraordinary item - Loss on debt reinstatement                -               1,844                             -
    Depreciation and amortization                              2,454               5,958         10,527         12,950
    Goodwill and asset impairments                            47,435              25,383          2,482         13,624
    Post retirement plan curtailment gain                     (5,001)                  -              -              -
    Accrued pay in kind interest on Senior Notes               2,400               6,778          8,249          7,442
    (Gain) loss on sale of assets                                (12)               (550)             -           (658)
    Deferred taxes                                             3,974              (1,017)        (1,463)           602
    Minority interest                                         (7,417)             24,666          1,395          1,968
    Other                                                         64                 395           (282)          (142)
    Changes in operating assets and liabilities
    Accounts receivable                                       (3,002)              7,168         (2,846)        (3,029)
    Inventories                                                  385              (1,763)           645            915
    Prepaid expenses and other                                   482                 425            184          1,138
    Accounts payable and accrued expenses                     (1,855)               (202)          (972)        (7,509)
    Pre-petition liabilities subject to compromise                 -                   -           (365)        (1,518)
    Post-petition liabilities of Parent                            -                   -           (825)         2,503
    Other liabilities                                             87              (3,749)          (512)          (757)
                                                      ---------------     ---------------   ------------  -------------
    Net cash provided by operating activities                    563              11,714         10,763          8,931
                                                      ---------------     ---------------   ------------  -------------

    Investing Activities
    Capital expenditures                                      (1,974)             (5,419)        (8,940)        (8,489)
    Proceeds from sale of assets and subsidiary                   12                 550              -          7,049
                                                      ---------------     ---------------   ------------  -------------
    Net cash used in investing activities                     (1,962)             (4,869)        (8,940)        (1,440)
                                                      ---------------     ---------------   ------------  -------------

    Financing Activities
    Revolving credit facilities, net                             102              (2,808)         3,658          1,491
    Payments of long-term debt, net                              (16)                (36)        (2,820)        (4,907)
    Dividend to minority shareholder                            (355)               (979)          (966)          (377)
                                                      ---------------     ---------------   ------------  -------------
    Net cash used in financing activities                       (269)             (3,823)          (128)        (3,793)
                                                      ---------------     ---------------   ------------  -------------

    Effect of foreign currency exchange rate changes on
    cash and cash equivalents                                    332                (657)          (233)           (30)
    Increase (decrease) in cash and cash equivalents          (1,336)              2,365          1,462          3,668
    Cash and cash equivalents - beginning of period           12,105               9,740          8,278          4,610
                                                      ---------------     ---------------   ------------  -------------
    Cash and cash equivalents - end of period               $ 10,769            $ 12,105        $ 9,740        $ 8,278
                                                      ===============     ===============   ============  =============
    Supplemental disclosures of cash flow information
    Taxes                                                    $ 1,300             $ 3,200        $ 3,000        $ 4,800
    Interest                                                     500               2,100          4,200          5,700
    Reorganization items                                         555                 325          1,050          1,900


                               See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT), EQUITY AND COMPREHENSIVE
LOSS
(Dollar in thousands)

                                                                                                   Accumulated
                  Preferred                                                                          Other          Total
                  Stock        Common    Capital Comprehensive  Retained    Unearned    Treasury  Comprehensive   (Deficit)
                  Series B     Stock     Surplus     Loss        Deficit    Compensation Stock        Loss         Equity
Balance -        ----------- ---------- ---------- ------------ ---------- ------------- -------- -------------- ------------
  January 1,
  2000
----------------
(Predecessor
  Company)        $      24       278   $ 82,525        -      $(175,017)     (374)    $(1,285)    $ (31,361)  $ (125,210)

Amortization of
  Unearned
  Compensation                                                                 374                                    374

Net loss - 2000                                    (16,866)     (16,866)                                          (16,866)

Other
  Comprehensive
  Loss

Minimum
  Pension
  Liability                                        (1,333)                                            (1,333)      (1,333)

Currency
  Translation
  Adjustment                                       (5,585)                                            (5,585)      (5,585)

Total                                           ------------
  Comprehensive                                 $ (23,784)
  Loss                                          ===========
                   ----------- -------- --------               ------------ --------- ---------  ------------   -----------

Balance
  December 31,
  2000
  (Predecessor
  Company)               24       278    82,525                 (191,883)         -    $(1,285)      (38,279)   (148,620)

Net loss -2001                                     (5,454)        (5,454)                                         (5,454)

Other
  Comprehensive
  Loss

Minimum Pension
  Liability                                          (210)                                             (210)       (210)

Currency
  Translation
  Adjustment                                       (7,249)                                           (7,249)     (7,249)
                                                 -----------
Total
  Comprehensive                                  $ (12,913)
  Loss                                           ===========
                   ----------- -------- --------               ------------ --------- ---------  ------------   -----------

Balance
  December 31,
  2001
  (Predecessor
  Company)               24       278     82,525                (197,337)         -     (1,285)      (45,738)   (161,533)

Net Loss
Nine Months                                                      (28,585)                                        (28,585)

Currency
  Translation
  Adjustments                                                                                        (19,396)   (19,396)

Balance
September 30,
2002
(Predecessor Co.

                   ----------- -------- --------               ------------ --------- ---------  ------------   -----------
                         24       278     82,525                (225,922)         -     (1,285)      (65,134)   (209,514)

Recapitalization
  and Fresh
  Start
  Adjustments

Cancel Old
shares                  (24)     (278)                                                                              (302)

  Issue New
  Common Shares                   118                                                                                 118


Fresh Start


                                        (61,643)                225,922           -     1,182        65,134       230,595
  Adjustments      ----------- -------- --------               ------------ --------- ---------  ------------   -----------
Balance
at October 1,
  20002
  (Successor Co)                  118    20,882                    -              -       (103)         -         20,897

Net loss                                                       (39,431)                                          (39,431)

Currency
  Translation
  Adjustment                                          9,742                              9,742                    9,742
Total                                               -------
  Comprehensive
  Loss                                             $(29,689)
                                                    ========
Issuance of
  shares from
  rights
  offering                                   11                                                                       11
                   ----------- -------- --------               ------------ --------- ---------  ------------   -----------
Balance at
  December 31,
  2002               $ -       $118     $20,893                $(39,431)     -         $(103)      $9,742        $(8,781)
  (Successor Co)   ==========  ======== =======                =========    ========== ========= ============= =============


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

     The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), its domestic operating subsidiary, American Bank Note Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 91% owned Australian company with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

     The Parent was incorporated in 1993 in Delaware as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation.

     On December 18, 1999, the Parent (but not any of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). Each of the Parent's subsidiaries have, since that date, continued to operate in the normal course of business, and each is capable of meeting its debts as and when due with the exception of LM which is presently working with its banking syndicate in an attempt to restructure, refinance and/or modify its debt terms (See Note L). On August 22, 2002, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") confirmed the Parent's Fourth Amended Plan of Reorganization (the "Plan") in the Chapter 11 Proceeding.

     On October 1, 2002, all conditions required for the effectiveness of the Plan were achieved and the Plan became effective (the "Effective Date"). On the Effective Date, the Parent cancelled all shares of its preexisting common stock and preferred stock, and commenced the issuance of its new common stock, $.01 par value per share ("New Common Stock"), and certain additional rights, warrants and options entitling the holders thereof to acquire New Common Stock, in the amounts and on the terms set forth in the Plan.

DEBT DISCHARGE AND FRESH-START REPORTING

     The Parent substantially satisfied all conditions to consummation of the Plan and as a result, the Parent fully emerged from bankruptcy on the October 1, 2002 Effective Date. In accordance with the AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting ("Fresh Start") as of September 30, 2002. As such, the Company has recorded the effects of the Plan and Fresh Start as of October 1, 2002. Under Fresh Start, a new reporting entity (the "Successor Company" or the "Reorganized Company") is deemed to be created as a result of a change in control of ownership. SOP 90-7 requires, among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their Reorganization Value ("Reorganization Value"), which is defined as the fair value at the Effective Date, in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Staff Accounting Bulletin No. 54, and the reorganized values have been recorded on the books and records of the subsidiary companies. Any portion of the Reorganized Company's assets that cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is identified as Reorganization Value in excess of amounts allocable to identified assets and is classified as Goodwill ("Goodwill"). This Goodwill will be periodically measured for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

     The Effective Date was October 1, 2002 and, as a result, Fresh Start was adopted on September 30, 2002. In addition to restating assets and liabilities at their Reorganization Value, the Company's accumulated deficit, including accumulated foreign currency translation adjustments totaling $289.6 million, was eliminated and the capital structure was recast in conformity with the Plan. The adjustments to eliminate this accumulated deficit consisted of a $91.4 million extraordinary gain on the forgiveness of debt of which $91 million was converted into New Common Stock and $0.4 million represented discounts negotiated with various unsecured creditors, and a $223.2 million Fresh Start gain with a corresponding $23.2 million charge related to ABNB's minority interest holder's share of the valuation based upon the Reorganization Value of the Successor Company. These gains were partly offset by a $1.8 million extraordinary loss resulting from the reinstatement of the Senior Secured Notes and the exchange of the 11 5/8% Notes for Senior Secured Notes inclusive of all accrued interest and consent premiums which were paid or accrued in kind.

As a result of the Company's adoption of Fresh Start accounting, reporting for the Reorganized Company for the year ended December 31, 2002 reflects the financial results of operations and cash flows of the Successor Company for the three month period ended December 31, 2002 and those of the pre-reorganization Company (the "Predecessor Company") for the nine month period ended September 30, 2002. As a result of the application of Fresh Start reporting, the financial statements for the periods after reorganization are not comparable to the financial statements for the periods prior to reorganization.

     The Reorganization Value of the Company's common equity was determined with the assistance of the Company's financial advisors, the Blackstone Group L.P. ("Blackstone"), and reflects adjustments for certain events subsequent to the August 2002 valuation which was used at the Company's Plan Confirmation Hearing of August 22, 2002. The Reorganization Value was based upon several factors and calculated based upon a variety of generally accepted valuation methods, placing various weights on each of the analyses and factors. No analysis or factor was considered to the exclusion of any other analysis or factor as the Company took the position that its valuations should be considered as a whole. In preparing the analyses, the Company and Blackstone made numerous assumptions with respect to the Company and took into consideration industry performance, general business, regulatory, economic, market, and financial conditions and other matters beyond the Company's control. In addition, analyses relating to the value of businesses or securities do not purport to be appraisals or to reflect the prices at which such business or securities will actually trade. The three primary methodologies used in calculating the Reorganization Value were (i) comparable public company analysis, (ii) analysis of historical market multiples of the Company, and (iii) comparable mergers and acquisitions analysis.

     Based upon the various assumptions utilized by Blackstone and the Company, the Company's total equity value was estimated to be approximately $85 million as of August 22, 2002, the date the Plan was confirmed (the "Confirmation Date"). Subsequent to the Confirmation Date, several specific business related events negatively impacted the valuation of the Company such that at the Effective Date the equity value was recalculated to be $20.9 million. The three major factors attributable to this $64.1 million reduction in value stemmed from: (i) the significant devaluation of the Brazilian Real which now appears to be trading at a weakened valuation range on a sustained basis and has therefore negatively impacted the valuation by approximately $27 million, (ii) the erosion of ABN's business primarily, resulting from the oral notification in the third quarter of 2002 by the United States Department of Agriculture (the "USDA") that it did not anticipate the need to place any further purchase orders for the production of food coupons, which resulted in a valuation reduction of approximately $19 million, and (iii) the inability of LM at that time to restructure its local senior bank debt, indefinitely delaying additional restructuring and profit improvement programs, and thereby further negatively impacting the valuation calculation by approximately $18 million.

     The Reorganized Company's unaudited balance sheet after giving effect to the items noted above, at October 1, 2002 is as follows (dollars in thousands):

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   Reorganized
                                                                                        Reinstatement                Company
                                                                         Reinstatement    of Other       Fresh     Balance Sheet
                                              September 30, Debt/Equity  of Senior Debt Pre-petition     Start     September 30,
                                                 2002       Conversion   Obligations    Liabilities     Entries        2002
                                              ------------ ------------ ------------- ------------- ------------ -------------
                                                               (a)          (b)          (c)           (d)
    ASSETS

    Cash and cash equivalents                    $ 12,105      $           $              $ (4,430)                   $ 7,675
    Account Receivable                             20,234                                                              20,234
    Inventories                                    15,870                                                              15,870
    Prepaid expenses and other                      5,095                                                               5,095
    Deferred tax asset of subsidiaries              1,443                                                               1,443
                                              ------------                                                       -------------
    Total Current Assets                           54,747                                   (4,430)                    50,317
                                              ------------                            -------------              -------------


    Property, Plant and Equipment
    Land                                              946                                                   675         1,621
    Buildings and improvements                     11,348                                                (3,542)        7,806
    Machinery, equipment and fixtures              61,889                                                17,038        78,927
    Construction in progress                            -                                                     -             -
                                              ------------                                          ------------ -------------
                                                   74,183                                                14,171        88,354
    Acumulated depreciaton and amortization       (41,072)                                                    -       (41,072)
                                              ------------                                          ------------ -------------
                                                   33,111                                                14,171        47,282

    Other Assets                                    4,376                                                               4,376

    Investment in non-consolidated subsidiaries     1,731                                                 3,279         5,010

    Deferred taxes of subsidiaries                  6,640                                                               6,640

    Excess reorganization value                                                                         135,536       135,536

    Goodwill                                        8,231                                                (8,231)            -
                                              ------------ ------------ ------------- ------------- ------------ -------------

    Total assets                                $ 108,836          $ -           $ -      $ (4,430)   $ 144,755     $ 249,161
                                              ============ ============ ============= ============= ============ =============



                                                                                                                   Reorganized
                                                                                          Reinstatement              Company
                                                                           Reinstatement   of Other      Fresh    Balance Sheet
                                                September 30,  Debt/Equity of Senior Debt Pre-petition    Start     September 30,
                                                    2002       Conversion  Obligations     Liabilities    Entries       2002
                                               -------------  ----------- ------------   ------------ -----------  --------------
                                                                    (a)          (b)          ( c )         (d)
LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Pre-petition liabilities of parnet subject to
 compromise
Parent Company debt obligations                      $ 163,195     $(98,693)   $ (64,502)          $ -        $ -          $ -
Accrued interest on parent
     company debt obligations                           38,008      (11,219)     (26,789)                                    -
Other liabilities                                       14,429         (432)           -       (13,997)                      -
                                                  -------------  ----------- ------------  ------------ ------------ -----------
Total pre-petition liabilities
     subject to compromise                             215,632     (110,344)     (91,291)      (13,997)

Current liabilities
Post-petition liabilities of parent                      2,486                                  (2,486)                      -
Short term credit facilities of subsidiaries             1,747                                                           1,747
Accounts Payable and account expenses
    of subsidiaries                                     30,570                                   3,337                  33,907
Current portion of long term debt
    of subsidiaries                                      1,140                                                           1,140
                                                  -------------  ----------- ------------  ------------ ------------ ----------
Total current liabilities                               35,943                                     851                  36,794

Long-term Debt of Parent 10 3/8%
  Senior Secured Notes                                      -                    93,135                                 93,135

Long term Debt of subsidiaries                          43,015                                                          43,015

Other long-term liabilities                             12,705                                   8,367                  21,072

Deferred taxes of subsidiaries                           4,251                                                           4,251

Minority interest in subsidiary                          6,807                                               23,190     29,997
                                                  -------------  ----------- ------------  ------------ ------------ ------------
Total liabilities                                      318,353     (110,344)       1,844        (4,779)      23,190    228,264

Commitments and Contingencies

Stockholders' equity (deficit)
"Old" Preferred Stock, authorized 25,000 shares
no shares issued or outstanding
"Old" Preferred Stock Series B,
    par value $.01 per share
authorized 2,500,000 shares, issued
    and outstanding
2,404,845 shares                                            24          (24)                                                 -
"Old" Common Stock, par value $.01 per share,
authorized 50,000,000 shares, issued 27,812,281            278         (278)                                                 -
"New" Common Stock, par value $.01 per share,
authorized 20,000,000, issued and outstanding
11,827,143                                                   -          117                                       1        118
Captial Surplus                                         82,525       19,516                                 (81,159)    20,882
Retained earings (deficit)                            (225,925)      91,013       (1,844)          349      136,407          -
Treasury stock, at cost, 2,723,051 shares               (1,285)           -                                   1,285          -
"New" Treasury stock 57,756 shares                                                                             (103)      (103)
Accumulated other comprehensive loss                   (65,134)                                              65,134          -
                                                  -------------  ----------- ------------  ------------ ------------ ----------
Total liabilities and stockholders' equity
  (deficit)                                           (209,517)     110,344       (1,844)          349      121,565     20,897
                                                  -------------  ----------- ------------  ------------ ------------ ----------
                                                     $ 108,836     $      -     $      -      $ (4,430)   $ 144,755   $ 249,161
                                                  =============  =========== ============  ============ ============ ==========


(a) Conversion of $106.2 million 11 1/4% Senior Subordinated Notes, $3.4 million Convertible Subordinated Notes and $0.4 million Unsurrendered Preferred Stock into New Common Stock.
(b)  Reinstate 10 3/8% Senior Secured Notes including accrued interest and fees.
(c)  Reinstate parent Company's unsecured claims net of negotiated settlements.
(d)  To adjust certain assets and liabilities to fair value.

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

USE OF ESTIMATES

     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for but not limited to the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, fixed asset and investment impairment charges, facilities lease losses and other charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ from these estimates.

COMPREHENSIVE INCOME

     The Company applies FASB Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign subsidiaries have been translated into US Dollars in accordance with FASB Statement No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statement of income of transaction gains and losses is insignificant in 2002.

CONCENTRATION OF BUSINESS AND CREDIT RISK

     The Company extends credit to its customers, principally on a net 30 to 45 day basis depending upon the subsidiaries' policies in effect where the Company conducts business. In some instances the Company may require collateral based on evaluations of customers' financial condition and credit history.

     The Company derived a significant amount of its revenues, operating income and cash flows from security printing sales of such products as bank checks, stock and bond certificates and USDA food coupons. The continued trend toward electronic commerce, electronic payment systems and benefits may result in lower sales, operating income and cash flow from these product lines. This risk has been further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001, which granted approval to the NYSE to change its physical format requirements for stock and bond certificates (the "Rule Change"). The Rule Change eliminated the NYSE's Listed Company Manual's requirements pertaining to certificate printing and appearance, and retained only the requirements specifying content. As a result, those requirements no longer mandate the use of intaglio printing or the inclusion of a vignette on the face of the certificate. In addition, the recent movement by many large companies towards paperless electronic transaction settlement could have a further impact on volume reduction in stock and bond certificates.

     In the third quarter of 2002 oral notification was given by the USDA that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN. Gross margins from this product line were $4 million in 2002 and 2001 and $3.7 million in 2000.

     Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. Additionally, the privatization and sale of Brazil's national telephone company, has created several smaller phone companies, which has resulted in greater pricing sensitivity. In addition, there are several smaller local competitors in Brazil who have manufacturing capabilities in certain transaction cards and systems and have therefore created additional competitive pricing pressures. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

     Certain geographic areas in which the Company operates subject it to fluctuations in operating performance based upon fiscal restraints imposed by foreign governments and foreign currency fluctuations.

CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity date of three months or less, when purchased, are considered to be cash equivalents.

ACCOUNTS RECEIVABLE

     The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and changes the allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collection, contractual terms and current credit conditions.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

DEPRECIATION AND AMORTIZATION

     Property, plant and equipment is recorded at cost and depreciated by the straight-line method over the assets estimated useful lives of 3 to 20 years. Amortization of leasehold improvements is computed by the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter. In accordance with SOP 90-7, the Company has implemented Fresh Start reporting and has reevaluated the fair market value of its assets and liabilities as of the October 1, 2002 Effective Date. Based upon this reevaluation, the Company revalued its property plant and equipment at September 30, 2002, increasing it by $14.2 million based upon independent appraisals.

INTANGIBLE ASSETS

     Patents and certain other intangibles are amortized over their useful lives. Beginning in 2002 and in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), Goodwill is reviewed for impairment on an annual basis. In years 2001 and 2000 Goodwill was amortized over periods ranging from 20 to 30 years using the straight-line method. Furthermore, in accordance with SOP 90-7, the Company has implemented Fresh Start reporting and has recorded any portion of the fair value of the Reorganized Company's assets that cannot be attributed to specific tangible or identified assets as Goodwill. The balance of Goodwill at December 31, 2002 after performing the annual impairment test in accordance with SFAS 142 was $99.6 million.

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

REVENUE RECOGNITION

     Revenue is recognized when goods are shipped, or in certain situations upon customer acceptance, and title has passed. In some instances, at the customer's request, arrangements are made to provide on-site secure storage at the Company's premises. The Company treats this service as a component of a multiple element arrangement and revenue is allocated among the elements based on their respective fair values. The amount allocated to storage revenue is recognized over the expected storage period.

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

SHIPPING COSTS

     The Company records the cost of shipping in its income statement as a component of Cost of Goods Sold.

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

EARNINGS PER SHARE COMPUTATIONS

     Amounts used in the calculation of basic and diluted per share amounts follow:

                                                                                Three Months
                                                                                    Ended
                                                                                December 31,
                                                                                    2002
                                                                                Successor Co
                                                                                -------------
Numerator for loss from continuing operations                               $    (39,431)
Denominator for per share computations
Weighted average number of shares outstanding (in thousands):
Common Stock                                                                     11,829



     Earnings per share for periods prior to the October 1, 2002 Effective Date have been omitted as these amounts do not reflect the current capital structure resulting from the consummation of the Plan and therefore would not be comparable.

     The denominator for computing diluted income per share excludes certain warrants, equity options and management incentive options issued in accordance with the Plan, as the exercise prices of such warrants and options were greater than the market price of the common shares - (See Notes N and O).

SEGMENT INFORMATION

     The Company applies Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. SFAS 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from Goodwill if:
(i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

     SFAS 142 requires, among other things, that Goodwill not be amortized but should be subject to impairment testing at the "reporting unit level" at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A reporting unit is the same level as or one level below an operating segment, as defined by SFAS 131.

     In conducting its Fresh Start accounting, the Company has utilized the purchase method of accounting in accordance with SOP 90-7 and SFAS 141 which requires among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their Reorganization Value, which is defined as the fair value at the effective date, in accordance with APB No. 16. Any portion of the Reorganized Company's assets that cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is identified as excess reorganization value and classified as Goodwill. This Goodwill will be periodically measured for impairment in accordance with SFAS 142.

     As a result of the adoption of SFAS 142 in 2002, the non-amortization of Goodwill had the effect of increasing the Company's income by approximately $2.2 million.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after September 30, 2002. We do not expect SFAS 146 to have a material effect on our consolidated financial position, results of operations or liquidity.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     DECEMBER 31,
                                                                                                2002               2001
                                                                                           ----------------  -----------------
    NOTE C - Inventories                                                                   (Successor Co)    (Predecessor Co)
                Finished goods                                                                    $    613           $    578
                Work-in-process                                                                      7,294              8,969
                Raw material and supplies (net of allowances of $594 and $2,037)                     8,584              8,715
                                                                                           ----------------  -----------------
                                                                                                  $ 16,491           $ 18,262
                                                                                           ================  =================

    NOTE D - Accounts Payable and Accrued Expenses of Subsidiaries

                Accounts payable - trade                                                          $ 13,785           $ 15,403
                Accrued expenses                                                                     9,423              6,074
                Salaries and wages                                                                   9,781              7,232
                Customers' advances                                                                  1,353              3,175
                Lease obligations                                                                    1,347              2,105
                Accrued interest                                                                     1,143                839
                Dividend payable to minority interest owner                                            115                138
                Other                                                                                1,840              2,128
                                                                                           ----------------  -----------------
                                                                                                  $ 38,787           $ 37,094
                                                                                           ================  =================

    NOTE E -Other Long Term Liabilities of Subsidiaries

                Post-retirement benefit obligations                                               $  6,665           $  7,049
                Provision for tax assessments                                                        3,410              3,091
                Lease obligations                                                                    3,700              3,414
                Bank of Lithuania                                                                    1,551                 -
                Other long-term employee benefits                                                    1,112              2,229
                Other                                                                                  483                518
                                                                                           ----------------  -----------------
                                                                                                  $ 16,921           $ 16,301
                                                                                           ================  =================

    NOTE F - Other, Net

                                   Three Months         Nine Months           Year Ended           Year Ended
                                   December 31,        September 30,         December 31,         December 31,
                                      2002                 2002                  2001                 2000
                                  (Successor Co.)    (Predecessor Co.)     (Predecessor Co.)    (Predecessor Co.)
                                  ---------------    -----------------     -----------------    -----------------

Gain on asset sales                $       12        $        550          $        -           $      (915)
Other income and expense, net            (103)                 80                 355                   164
                                   -----------       ------------          ----------           ------------
                                   $      (91)       $        630          $      355           $      (751)
                                   ===========       ============          ==========           ============


NOTE G - Restructuring, Goodwill and Asset Impairments

     In the first quarter of 2002, LM announced a restructuring program for the purpose of consolidating its check manufacturing operations. As a result, approximately 80 employees were terminated at one of its manufacturing facilities. This resulted in a total restructuring charge of $1.9 million of which $1.4 million was paid in the first quarter of 2002, $0.3 million in the second quarter of 2002 and $0.1 million in the third and fourth quarters of 2002, respectively. LM's management believes that the cost resulting from this restructuring will have been recovered within one year from its execution.

     The realizability of Goodwill is evaluated periodically to determine the recoverability of carrying amounts in accordance with SFAS 142. In the three months ended December 31, 2002 (Successor Company), the Company performed an impairment test at the subsidiary unit level. Based upon the maturing and continual decline in ABN's product lines, combined with the overall general economic weakness in the print environment in the US and the political and economic instability in Brazil, management has determined that the Goodwill of the Company needed to be reduced from the market multiples originally determined by Blackstone in their August valuation, as these multiples no longer reflect current market conditions for these subsidiaries. As a result the Company recorded an impairment charge to Goodwill of $47.5 million of which $33.2 million relates to ABNB and $14.3 million relates to ABN.

     With respect to the Predecessor Company, the Company performed several impairment tests resulting in significant write-downs. Goodwill and other asset impairments for the nine months ended September 30, 2002 totaled $25.4 million. This charge consisted of a $25.2 million write-down in Goodwill at LM based on the Parent's assessment of LM's net assets and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN associated with the USDA food coupon contract. In 2001 the Company took a Goodwill and asset impairment charge of $2.5 million, which represented the balance of the $1.9 million write down of Goodwill on the books of Transtex, the Company's Argentine subsidiary, as a result of operating losses and the economic uncertainties in that country and $0.6 million related to ABN's write down of the carrying value of certain equipment and leases related to the exit from its currency business. In 2000 the Company took a provision of $13.6 million which was based on an evaluation of the recoverability of certain Goodwill which resulted in a write down at LM in Australia of $4.1 million and the initial write down of $9.5 million of Goodwill taken in Argentina. These evaluations were based on various analyses including cash flow and profitability projections and address the impact on existing Company business. The evaluation involves significant management judgment.

NOTE H - Reorganization Costs

     Reorganization costs represent administrative expenses incurred under the Plan and consist of the following:


                                                           Theree Months       Nine Months          Year             Year
                                                              Ended               Ended            Ended            Ended
                                                           December 31,       September 30,     December 31,     December 31,
                                                              2002                2002              2001             2001
                                                           (Successor Co)   (Predecessor Co)  (Predecessor Co) (Predecessor Co)
                                                          ---------------- ------------------ ---------------- -----------------
               Legal                                         $   (30)       $     997         $      104          $   2,246
               Trustee fees
                                                                  -                35                 20                 20
               Printing and mailing
                                                                  -                62                  3                131
               Information agent
                                                                  -                66                  -                343
                                                             ----------         -------       ----------------   -------------
                                                             $  (30)        $   1,160         $      127         $    2,740
                                                             ==========         =======       ================= ===============


NOTE I - Comprehensive Loss

     The accumulated comprehensive loss for the three months ended December 31 2002 (Successor Company) and for the nine months ended September 30, 2002 and years ended December 31, 2002, 2001 and 2000 (Predecessor Company) consists of:


                                                           Theree Months       Nine Months          Year             Year
                                                              Ended               Ended            Ended            Ended
                                                           December 31,       September 30,     December 31,     December 31,
                                                              2002                2002              2001             2001
                                                           (Successor Co)   (Predecessor Co)  (Predecessor Co) (Predecessor Co)
                                                          ---------------- ------------------ ---------------- -----------------
      Minimum pension liability                              $      -        $     (1,543)      $    (1,543)        $   (1,333)

      Cumulative currency translation adjustments                 9,742           (63,591)          (44,195)           (36,946)
                                                             -------------   ---------------    --------------      ------------
      Total accumulated comprehensive income (loss)          $    9,742      $    (65,134)      $   (45,738)        $  (38,279)
                                                             =============   ===============    ==============      ============

     No tax benefits were recorded as realization of future tax benefits are not assured, due to the Parent's and domestic subsidiaries' earnings history.

NOTE J - Income Taxes

     The Parent files a US consolidated federal income tax return, which includes its domestic subsidiaries.

     Deferred income taxes arise from differences between the tax basis of assets and liabilities, and their amounts in the balance sheet.

     Taxes on income for the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company) and the years ended December 31, 2001 and 2000 (Predecessor Company) are as follows:

                                Three Months     Nine Months       Year Ended       Year Ended
                                    Ended           Ended         December 31,     December 31,
                                    2002            2002              2001             2000
                                (Successor Co) (Predecessor Co) (Predecessor Co)  (Predecessor Co)
                                -------------- ---------------- ----------------- ----------------
Current
  Foreign                       $         590  $         4,664  $          4,227  $         4,836
  State and local                         (49)             107               100              110
                                -------------- ---------------- ----------------- ----------------
                                          541            4,771             4,327            4,946
Deferred
  Foreign                               4,435           (1,542)             (420)             240
  State and local                           -             (295)           (1,182)               -
                                -------------- ---------------- ----------------- ----------------
                                        4,435           (1,837)           (1,602)             240
                                -------------- ---------------- ----------------- ----------------
                                $       4,976  $         2,934  $          2,725  $         5,186
                                ============== ================ ================= ================

     A reconciliation of taxes on income (benefit) using the US federal income tax statutory rate of 35% to the Company's effective tax rate is as follows:

                                                       Three Months     Nine Months       Year Ended       Year Ended
                                                           Ended           Ended         December 31,     December 31,
                                                           2002            2002              2001             2000
                                                       (Successor Co) (Predecessor Co) (Predecessor Co)  (Predecessor Co)
                                                       -------------- ---------------- ----------------- ----------------
Statutory tax (benefit) at U.S. rate                   $     (14,655) $        69,652  $           (467) $        (4,007)
Difference between federal and foreign statutory rates           309              296               (23)            (104)
Non-deductible goodwill, including impairment
and Fresh Start                                               15,977          (69,564)            1,694            6,143
Reversal of Australia net operating losses                     5,128                -                 -                -
Brazil dividend deduction                                       (538)          (1,479)           (1,071)          (1,249)
US tax on foreign deemed dividends                               183              133              (201)             993
US tax on Brazil unrepatriated earnings                          429            1,180             1,776            2,373
Foreign withholding taxes, net of federal benefit                (47)            (189)             (239)            (454)
State and local income taxes, net of federal benefit              57               75               647              (72)
Other non-deductible expenses                                   (510)           1,041               799              525
Change in valuation allowance                                 (1,357)           1,789              (190)           1,038
                                                       -------------- ---------------- ----------------- ----------------
                                                       $       4,976  $         2,934  $          2,725  $         5,186
                                                       ============== ================ ================= ================

     As a result of the continued operating losses at LM, the Company evaluated in the three months ended December 31, 2002 (Successor Company) the realizability of LM's net operating loss carryforwards ("NOLs") and determined that it was more likely than not that they would be utilized. As a result, the Company established a full valuation allowance for these NOLs.

     Pursuant to the August 22, 2002 confirmation of the Plan, the valuation of the Company's reorganized equity was $85 million. The total discharge of indebtedness that was exchanged for this equity was $110.3 million. The difference between the discharge of creditor claims and the fair value of equity received of approximately $25.3 million is considered for US federal income tax purposes to be a cancellation of indebtedness ("COD"). However, the COD is not included in income when the discharge of indebtedness is accomplished pursuant to a plan approved by a court in a case under the United States Bankruptcy Code. Instead, the amount of discharged indebtedness that would otherwise have been required to be included in taxable income will be applied to reduce certain tax attributes of the Company. The first tax attribute to be reduced is the Company's NOLs and, since there are sufficient NOLs to offset this taxable income the Company will not need to reduce any of its other tax attributes.

     In addition to the reduction in the Company's NOLs, since there was a substantial change in ownership upon consummation of the Plan, there are annual limitations on the amount of Federal NOLs which the Company may be able to utilize on the Company's income tax returns in future periods. This annual limitation is an amount equal to the value of the Company's stock immediately before the ownership change adjusted to reflect the increase in value resulting from the cancellation of creditor's claims multiplied by a federally mandated long-term tax exempt rate.

     After adjusting for COD at December 31, 2002, the Company's US domestic consolidated net operating loss carryforwards were approximately $46.1 million, which are scheduled to expire as follows: $35.7 million, $2.4 million, and $8.0 million in 2019, 2020 and 2021, respectively.

     Tax effects of items comprising the Company's deferred income tax assets and liabilities are as follows:

                                                                       December 31,
                                                                       ------------
                                                                  2002               2001
                                                             (Successor Co)    (Predecessor Co)
                                                            -----------------  -----------------
Current deferred tax assets
Inventory obsolescence                                      $            615   $            263
Uniform capitalization of inventory                                      114                 53
Bad debt provision                                                       129                134
Lease obligations                                                        842                813
Pension and post retirement benefit obligations                          387                428
Vacation, severance and deferred pay provisions                          554                537
Litigation and other contingent provisions                             1,104              1,164
Other                                                                    697                959
Valuation allowance                                                   (2,730)            (2,572)
                                                            -----------------  -----------------
Total current deferred tax assets                                      1,712              1,779
                                                            -----------------  -----------------

Non-current deferred tax assets
Pension and post retirement benefit obligations                        3,040              3,924
Lease obligations                                                        667                507
Difference between book and tax basis of fixed assets                 (1,488)            (1,748)
Brazil subsidiary earnings not permanently reinvested                 (9,482)            (8,051)
Tax benefit of operating loss carryforwards                           23,238             27,725
Litigation and other contigent provisions                                466              1,421
Other                                                                    408              1,289
Valuation allowance                                                  (16,849)           (21,527)
                                                            -----------------  -----------------
Total non-current deferred tax assets                                      -              3,540
                                                            -----------------  -----------------

Non-Current deferred tax liabilities
Difference between book and tax basis of fixed assets                 (2,057)            (3,940)
Lease obligations                                                        199                134
Other                                                                      -                139
                                                            -----------------  -----------------
Total non-current deferred tax liabilities                            (1,858)            (3,667)
                                                            -----------------  -----------------

Net deferred tax asset (liability)                          $           (146)  $          1,652
                                                            =================  =================

     At December 31, 2002, the unrepatriated earnings of CPS is approximately $2.6 million and is considered permanently invested overseas, therefore no provision for federal and state taxes has been provided on these earnings. LM does not have any positive earnings and profits. The Parent has recorded a deferred tax liability of approximately $9.5 million to record the tax effect on ABNB's unrepatriated earnings.

     At December 31, 2002, 2001 and 2000, the Company provided a valuation allowance related to its US federal NOLs, LM's Australia NOLs and other US and Australia deferred tax assets due to uncertainty as to the realization of taxable income in the future.

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

     Through December 31, 2002, ABNB has received assessments during the current and prior years from the Brazilian tax authorities for approximately $22 million relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and are expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to approximately $5.6 million of the above noted assessments. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result the Company has not made any significant provision for the assessments.

     The statute of limitations relating to the potential assessment of New York City franchise taxes for tax years ended 1993 through 1997 expired on June 30, 2002. As a result of the expired statute, the Parent reversed in the third quarter of 2002 estimated provisions of approximately $0.4 million, which includes $0.3 million of principal and $0.1 million of interest, which no longer are required to be reserved. The Parent continues to vigorously contest the NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.2 million related to tax years up to and including 1992 for which the Parent is adequately reserved. Management believes that it has meritorious defenses with regard to the assessment for these years.

NOTE K - Revolving Credit Facilities of Subsidiaries

     Revolving credit facilities consists of the following (in thousands):

                                                 December 31,
                                            2002              2001
                                        (Successor Co)  (Predecessor Co)
                                        --------------  -----------------
ABN (a)                                 $           -   $          2,882
ABNB (b)                                          300              1,972
LM (c)                                          1,633                  -
Transtex (d)                                        -                132
                                        --------------  -----------------
                                        $       1,933   $          4,986
                                        ==============  =================

(a) In March 2002, ABN executed a new one year $2 million asset based working capital facility secured by accounts receivable and certain inventory with a local bank in Tennessee at a 5.5% interest rate per year which became effective upon the expiration of its old facility. Under the terms of the new facility, ABN has the right at its option to renew the facility for two additional years.

(b) ABNB had $0.3 million of short-term borrowings at December 31, 2002 in connection with various equipment purchases.

(c) LM currently has a working capital facility of $3.2 million with a local bank, which is fully collateralized by letters of credit issued by LM's long-term banking syndicate (See Note L - "Long term debt of subsidiaries"). The facility is presently under normal periodic review with a proposed extension through September 30, 2003 and bears interest at the bank's benchmark rate of 8.4% per year. At December 31, 2002, LM had used approximately $1.6 million for working capital and $0.3 million for outstanding letters of credit under the line, leaving $1.3 million of availability for working capital purposes.

(d) Transtex had no outstanding borrowings at December 31, 2002. As a result of overall credit tightening by the banks in Argentina no further credit terms are available to Transtex.

     In addition to the above lines of credit, CPS had available approximately $1.1 million at December 31, 2002 under its working capital facility totally undrawn.

NOTE L - Long-Term Debt

                                                         December 31,
                                                    2002             2001
                                               (Successor Co)   (Predecessor Co)
                                               ---------------  ----------------
Parent 10 3/8% Senior Secured Notes (a)        $       95,496   $             -
LM non-recourse debt (b)                               45,230            40,789
ABN mortgages (c)                                         725               774
Other                                                       -               251
                                               ---------------  ----------------
Total debt                                            141,451            41,814
Less current portion                                    3,186               (49)
                                               ---------------  ----------------
                                               $      138,265   $        41,765
                                               ===============  ================

(a) The Senior Secured Notes and the 11 5/8% Notes which were converted into Senior Secured Notes were reinstated in full with accrued interest and consent fees up through December 31, 2002 along with certain indenture modifications. These modifications include, among others: (1) the Parent at its sole option has the right to make interest payments in kind ("PIK") in the form of additional Senior Secured Notes for any interest payments that becomes due on or before January 31, 2005; (2) an extension of the maturity date to January 31, 2005; and (3) various amendments to the indenture affording the Parent somewhat greater flexibility in operating its business following consummation of the Plan.

     Pursuant to the Parent's announcement in its 8-K filed October 16, 2002, the Parent's Board of Directors authorized the Parent to repurchase up to $15 million face amount of its outstanding Senior Secured Notes from time to time at a discount to par value following the Effective Date. The Senior Secured Notes will be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back any Senior Secured Notes will depend upon the availability of cash at the Parent and other corporate developments.

     In February 2003, the Parent purchased through a privately negotiated transaction a block of $4.0 million face amount of bonds for an aggregate purchase price of $2.0 million. The Parent will record a gain of approximately $2.0 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price in the first quarter of 2003.

(b) The terms under the LM Amended and Restated Credit Agreement dated March 31, 2000 (the "LM facility") includes a revolving credit facility at December 31, 2002 and 2001 of approximately $45.2 million and $40.8 million, respectively. In addition, at December 31, 2001 the LM facility includes a $4.0 million letter of credit facility, $3.0 million of which collateralizes LM's short term credit facility. Substantially all of LM's assets and those of its subsidiaries secure the LM facility. Under the facility, dividend payments to the Parent are restricted. On June 26, 2001, the LM facility was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its current interest rate on the borrowings. A $1.2 million principal repayment is due June 24, 2003, on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, LM's banking syndicate will receive approximately ten percent (10%) of LM's equity, which will vest over a period of time. As a condition to the amendment, the Company made a capital contribution of $1.2 million to the subsidiary in June 2001. LM is presently under discussion with its banking syndicate to seek a deferral or waiver of the $1.2 million principal repayment on the LM facility due in June 2003.

(c) The mortgages are secured by property with a net book value of approximately $1.9 million and mature in 2012. The weighted average interest rate is approximately 8.6%. Principal payments of approximately $0.1 million are required over each of the next three years, with the balance payable thereafter.

     Principal maturities of long-term debt at December 31, 2002 (Successor Company) are as follows:

    2003                                         $       3.2
    2004                                                44.2
    2005                                                93.5
    2006                                                 0.1
 Thereafter                                              0.5
                                                 ------------
                                                 $     141.5
                                                 ============

NOTE M - Prepetition Liabilities Subject To Compromise

     Parent company debt obligations subject to compromise which were either discharged, restructured or reinstated in accordance with the consummation of the Plan consisted of the following:

                                                                       December 31, 2001
                                                                        (Predecessor Co)
                                                                              Total
                                                              Carrying       Accrued        Carrying
                                                                Value         Interest        Value
                                                            -------------  -------------  -------------
10 3/8% Senior Secured Notes (a)                            $     56,500   $     16,885   $     73,385
11 1/4% Senior Subordinated Notes, (c)                            95,000         11,219        106,219
11 5/8% Senior Unsecured Notes,
  net of unamortized discount of $17 (b)                           7,985          3,126         11,111
Zero coupon convertible subordinated debentures (d)                3,693              -          3,693
                                                            -------------  -------------  -------------
                                                            $    163,178   $     31,230   $    194,408
                                                            =============  =============  =============

     The final treatment of the above debt effective upon consummation was as follows:

     (a) 10 3/8% SENIOR SECURED NOTE CLAIMS. Holders of the $56.5 million principal amount of the Senior Secured Notes had their claims reinstated with certain modifications. These modifications include, among others: (1) the Parent at its sole option has the right to make interest payments in kind ("PIK") in the form of additional Senior Secured Notes for any interest payments that becomes due on or before January 31, 2005; (2) an extension of the maturity date to January 31, 2005; and (3) various amendments to the indenture affording the Parent somewhat greater flexibility in operating its business following consummation of the Plan. In consideration for these modifications, the noteholders received a consent fee in the form of a $1.1 million increase in the aggregate principal amount of the notes which was paid in the form of additional PIK Senior Secured Notes. For a full description of all of the modifications to the 10 3/8% Senior Secured
          Note Indenture and the Senior Secured Notes to be effected pursuant to the Plan, see the Plan.

          The Parent did not make the semi-annual interest payments due under the Senior Secured Notes on December 1, 1999, June 1, 2000, December 1, 2000, June 1, 2001, December 1, 2001 and June 1, 2002, and did not repay the principal on such notes due on June 1, 2002. As of July 31, 2002, approximately $21.4 million in accrued and default interest was outstanding, which was upon consummation of the Plan added as PIK to the outstanding principal amount of the notes along with the above mentioned $1.1 million consent fee. As a result, following consummation of the Plan, the holders of the Senior Secured Notes prior to consummation of the Plan held an aggregate principal amount of $79 million of Senior Secured Notes, reflecting the total amount of the prior principal amount of, accrued interest on, and the consent fee paid with respect to such notes.

          As described in the next paragraph, additional Senior Secured Notes were also issued in satisfaction of the 11 5/8% Notes. Persons receiving such new Senior Secured Notes received the same rights as the pre-existing holders of Senior Secured Notes under the terms of the 10 3/8% Senior Secured Notes indenture, as amended in accordance with the Plan. As a result, holders of the 11 5/8% Notes became secured creditors of the Parent, sharing in the security interests of the Senior Secured Notes.

     (b) 11 5/8% SENIOR UNSECURED NOTE CLAIMS. The Plan provided for the pro-rata conversion of the principal amount of, and unpaid accrued interest under, the 11 5/8% Senior Unsecured Notes (the "11 5/8% Notes") into an aggregate of $12.6 million principal amount of substitute Senior Secured Notes, of which $8 million represented the principal amount of the 11 5/8% Notes which was scheduled to be due and payable on August 1, 2002, but was not paid. The additional $4.6 million principal amount of substitute Senior Secured Notes represented unpaid interest accrued on the 11 5/8% Notes through July 31, 2002 of approximately $3.9 million and a conversion fee of approximately $0.7 million. The substitute Senior Secured Notes received in exchange for the 11 5/8% Notes have the same rights as the newly reinstated Senior Secured Notes.

     (c) 11 1/4% SENIOR SUBORDINATED NOTE CLAIMS. Holders of the $95 million principal amount of the Parent's 11 1/4% Senior Subordinated Notes (the "Senior Subordinated Notes") received, in full satisfaction, settlement, release, discharge of and in exchange for these notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent. This percentage is subject to dilution.

     (d) CONVERTIBLE SUBORDINATED NOTEHOLDERS. Holders of the Parent's Convertible Subordinated Notes due August 2, 2002 and November 25, 2002 (the "Convertible Subordinated Notes") who in the aggregate were owed $3.7 million by the Parent, received 221,573 shares of New Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claims. This represents approximately 1.9% of the initial shares of New Common Stock subject to dilution.

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

     The Parent is unable to determine with fair accuracy the fair market value of the Parent's Senior Secured Notes, although in the first quarter of 2003 it was able to negotiate a repurchase of a $4 million face amount of such Senior Secured Notes in a private block transaction at approximately 50% of its face value inclusive of pay in kind interest and fees.

     Other liabilities subject to compromise below were either reinstated in full, negotiated or are in the process of being negotiated at settled amounts in accordance with the consummation of the Plan or were exchanged for New Common Stock. Such liabilities were as follows:

                                                                December 31,
                                                                    2001
                                                              (Predecessor Co)
                                                              ----------------
Executive supplemental retirement provision                   $        5,322
Provision for potential tax assessments                                1,386
Pre-petition accrued expenses                                          2,831
Bank of Lithuania settlement                                           2,200
Pre-petition employee benefits                                         1,139
Pre-petition unsecured trade creditors                                 1,140
Contract Settlement                                                      582
Unsurrendered preferred stock                                            432
                                                              ----------------
Total other liabilities subject to compromise                 $       15,032
                                                              ================

NOTE N - Capital Stock

     Under the principal terms of the Plan, the Parent is authorized to issue up to 20,000,000 shares of New Common Stock, of which 11,827,143 shares were initially issued upon consummation in satisfaction of the allowed claims detailed in the chart below. On the Effective Date, all old shares of both common and preferred stock were cancelled including all stock-based compensation plans, stock options or warrants of the Predecessor Company.

     The following is a discussion of the new securities issued in connection with the Plan as a result of the October 1, 2002 Effective Date.

     The Chapter 11 Plan provided for creditors of and investors in the Parent to initially receive shares of New Common Stock in exchange for their claims. Additional shares may be issued upon exercise of New Warrants, Equity Options, Consultant Options and Management Incentive Options. Shares were distributed as follows under the Plan:

Allowed Claim                                           Primary Shares            Fully Diluted Basis(2)(7)
-------------------------------------------------- ------------------------  -----------------------------------
                                                                              Options
                                                                                and
                                                    Shares to     Ownership   Warrants        Total    Ownership
                                                    be issued         %        issued        Shares        %
                                                   -------------  ---------  ------------  ----------  ---------
11 1/4Senior Subordinated Note Claims              10,621,928       89.81%                 10,621,928    76.79%
Convertible Subordinated Noteholders                  221,573        1.87%                    221,573     1.60%
Unsurrendered Preferred Stock Claims                   43,245        0.37%                     43,245     0.31%
Preferred Stock Claims                                 51,015(3)     0.43%      51,137(4)     102,152     0.74%
Common Stock Claims                                    98,223(3)     4.21%     499,413(4)     997,636     7.21%
Securities Claims                                     366,159(3)     3.10%     248,992(4)     615,151     4.45%
ABH Settlement Claim                                   25,000(1)     0.21%           -         25,000     0.18%
Consultant Options (5)                                      -        0.00%      88,531         88,531     0.64%
Management Incentive  Options (6)                           -        0.00%   1,117,700      1,117,700     8.08%
                                                   -------------  ---------  ------------  ----------  ---------
Totals                                             11,827,143      100.00%   2,005,773     13,832,916   100.00%
                                                   =============  =========  ============  ==========  =========

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

(4) Equity Options and New Warrants represent 622,481 New Warrants and 177,061 Equity Options representing rights to purchase up to 799,542 shares of New Common Stock. The New Warrants were issued as 311,241 New Series 1 Warrants with a strike price of $10.00, and 311,240 New Series 2 Warrants with a strike price of $12.00 per share. The New Warrants will vest immediately upon issuance and have a five-year term from the Effective Date. 177,061 Equity Options to purchase New Common Stock were issued that are exercisable at $2.50 per share dependent upon average trading prices for the New Common Stock. Fifty percent of the Equity Options are exercisable at such time as the New Common Stock trades at an average of $5.00 over twenty consecutive trading days, and the remaining fifty percent is exercisable at such time as the New Common Stock trades at an average price of $7.50 over twenty consecutive trading days.

(5) Consultant Options were issued to Morris Weissman to purchase up to 88,531 shares of New Common Stock or 0.64% on a fully diluted basis, at an exercise price of $2.50 per share and shall expire on the tenth anniversary of the Effective Date.

(6) Under the Plan, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or
     (iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to key employees.

(7) The table above does not include 1,428 shares that were issued pursuant to the Rights Offering at $8 per share.

NOTE O - Stock-Based Compensation Plans

     As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans, the Company elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company elected the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted. The options were granted with an exercise price of $2.50 which is substantially higher than the negligible trading market price of the New Common Stock. The Company has determined that this factor combined with the thinly traded public float of the New Common Stock results in no intrinsic value and therefore there is no proforma compensation to be measured.

NOTE P - Employee Benefits Plans

     The Parent has a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are based on years of service and average final compensation, as defined. The plan is unfunded and benefits are paid from the assets of the Parent.

     LM has a plan, which includes a defined contribution section and a defined benefit section. The defined contribution section is funded on a current basis, whereas the defined benefit section is funded in accordance with actuarial recommendations. In 2002, LM froze the defined benefit plan, which resulted in a settlement charge of $0.3 million. Retirement benefits provided under the LM defined contribution section and charged to operations totaled $1.2 million for the year ended December 31, 2002.

     ABN also provides certain postretirement health care and life insurance benefits for certain eligible retired employees and their eligible dependents. Both the health-care and life insurance benefits are contributory. ABN's employees may become eligible for these benefits if they reach normal retirement age, with certain service requirements. ABN does not currently fund these benefit arrangements and has the right to amend or terminate these benefits at any time. In 2002, significant changes were made by ABN to limit its future costs under benefit arrangements to the post retirement plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and as a result had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition of a one time $5 million actuarial non-cash gain resulting from the plan settlement.

     ABN had a noncontributory defined benefit pension plan which at December 31, 2001 was overfunded. Benefits under the plan, which were frozen in 1992, were based on years of service and average final compensation. The funding policy was to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. A determination letter filed with the IRS for the purpose of filing a plan termination was approved by the IRS in 2001. In connection with the Plan, an overfunding of $1.1 million was distributed in December 2001 as follows: $0.3 million was transferred to ABN's defined contribution plan, $0.6 million reverted to the Company and $0.2 million in excise tax was paid upon reversion.

                                                                                LM       ABN Post-
                                                                             Pension    Retirement
                                                                    SERP       Plan      Benefits
                                                                  --------  ---------- ------------
Change in benefit obligation:
  Benefit obligation at December 31, 2001 (Predecessor Co)        $ 5,551    $ 1,567      $ 3,315
  Cost of benefits earned (service cost)                               69        115           28
  Interest cost on benefit obligation                                 402        126          165
  Plan participants' contributions                                      -         21            -
  Benefits paid                                                      (471)    (1,675)        (222)
  Settlements                                                           -          -       (2,085)
  Actuarial (gain) or loss                                             34         98          (14)
                                                                  -------     ------       -------
  Benefit obligation at December 31, 2002 (Successor Co)          $ 5,585     $  252      $ 1,187
                                                                  =======     ======       =======

Change in plan assets:
  Fair value of plan assets at December 31, 2001
    (Predecessor Co.)                                                        $ 1,712
  Actual return on plan assets                                                   (36)
  Company contribution                                                           102
  Benefits paid                                                               (1,675)
  Administrative expenses                                                         (8)
                                                                            ----------
  Fair value of plan assets
  at December 31, 2002 (Successor Co)                                        $    95
                                                                            ==========

Funded status at December 31, 2002                                $(5,585)   $   143      $ 1,187
Unrecognized prior service cost                                     1,095          -         (267)
Unrecognized net actuarial (gain) loss                              1,739         (4)         938
                                                                  --------  ---------- ------------
Prepaid/(accrued) benefit cost at Dec. 31, 2002                   $(2,751)   $   139      $ 1,858
                                                                  ========  ========== ============

Components of expense:
  Cost of benefits earned                                         $    69    $   127      $    28
  Interest cost on benefit obligation                                 402        126          165
  Expected return on plan assets                                        -       (150)           -
  Amortization of prior service cost                                  130          -         (119)
  Recognized actuarial (gain) loss                                     81          -           48
  Amortization of transitional (asset) or obligation                    -         (8)           -
  FAS 88 Accounting charge for settlement                               -        345            -
                                                                  --------  ---------- ------------
Net periodic cost                                                 $   682    $   440      $   122
                                                                  ========  ========== ============

     At December 31, 2002, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the SERP was 7.5% and 5.0%, respectively.

     At December 31, 2002, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the LM defined benefit plan was 6.0% and 4.0%, respectively. The expected long-term rate of return on the LM plan assets was 7.0%.

     The weighted average discount rate used for the ABN postretirement benefits plan in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 2002. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, at January 1, 2002 was 7.0%, decreasing each successive year until it reaches 5.0% in 2005, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 7.5%. A one-percentage point decrease in the assumed healthcare cost trend rate for each year would decrease service cost plus interest on the accumulated postretirement benefit obligation by approximately 6.5%.

Certain information as of December 31, 2001 follows (in thousands):

                                                                                                     ABN
                                                            ABN                          LM          Post-
                                                          Pension                      Pension     Retirement
                                                            Plan          SERP          Plan        Benefits
                                                       --------------  ------------  ------------ -------------
Change in benefit obligation:
Benefit obligation at December 31, 2000                 $      9,459    $    5,215    $    1,394   $     6,430
Cost of benefits earned (service cost)                             -            48            97            44
Interest cost on benefit obligation                              709           391           103           244
Plan participants' contributions                                   -             -            27             -
Benefits paid                                                (11,194)         (434)          (54)         (239)
Curtailment                                                        -             -             -             -
Actuarial (gain) or loss                                       1,026           331             -        (3,164)
                                                       --------------  ------------  ------------ -------------
Benefit obligation at December 31, 2001                 $          -    $    5,551    $    1,567   $     3,315
                                                       ==============  ============  ============ =============

Change in plan assets:
Fair value of plan assets
at December 31, 2000                                    $     14,031                  $    1,591
Actual return on plan assets                                  (1,635)                         26
Company contribution                                          (1,062)                        153
Benefits paid                                                (11,194)                        (54)
Administrative expenses                                         (140)                         (4)
Fair value of plan assets                                          -                           -
                                                       --------------                ------------
at December 31, 2001                                    $          -                  $    1,712
                                                       ==============                ============

Funded status at December 31, 2001                      $          -    $   (5,551)   $      148   $     3,315
Unrecognized prior service cost                                    -         1,224           134        (1,484)
Unrecognized net actuarial (gain) loss                             -         1,786           (78)        5,138
                                                       --------------  ------------  ------------ -------------
Prepaid/(accrued) benefit cost at Dec. 31, 2001         $          -    $   (2,541)   $      204   $     6,969
                                                       ==============  ============  ============ =============

Components of expense:
Cost of benefits earned                                 $        140    $       47    $       93   $        44
Interest cost on benefit obligation                              709           391           103           244
Expected return on plan assets                                (1,193)            -          (130)            -
Amortization of prior service cost                                 -           130             -          (218)
Recognized actuarial (gain) loss                                (234)           66             -             -
Amortization of transitional (asset) or obligation                 -             -            (7)          135
FAS 88 Accounting charge for settlement                         (275)            -             -             -
Asset withdrawal                                               1,062             -             -             -
                                                       --------------  ------------  ------------ -------------
Net periodic cost                                       $        209    $      634    $       59   $       205
                                                       ==============  ============  ============ =============

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

     The weighted average discount rate used for the ABN postretirement benefits plan in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 2001. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, at January 1, 2000 was 7.0%, decreasing each successive year until it reaches 5.0% in 2007, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 10%. A one-percentage point decrease in the assumed healthcare cost trend rate for each year would decrease service cost plus interest on the accumulated postretirement benefit obligation by approximately 9.0%.

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

     Sales to ABNB's 22.5% minority owner in 2002, 2001 and 2000 were 8.7%, 11.1% and 13.7%, respectively, of consolidated sales.

     US export sales were less than 1% of consolidated sales in 2002, 2001 and 2000, respectively.

     The following condensed consolidating financial information (amounts in millions) illustrates the composition of the subsidiaries and provides additional information, which is useful in assessing the financial composition of the subsidiaries. The Company accounts for investments in subsidiaries on the equity method. Intercompany investments and transactions are eliminated in consolidation.

(Dollars in millions)
                                                                     Condensed Balance Sheets
                                          -------------------------------------------------------------------------------
                                                                        Successor Company
                                          -------------------------------------------------------------------------------
                                           Parent      ABN         ABNB        LM         CPS       Transtex    Consol.
                                          -------- ----------- ----------- ----------- ---------- ----------- -----------
As of December 31, 2002                       (1)
  Cash and cash equivalents               $   3.8   $     3.6   $     1.9   $     0.1    $   0.8   $     0.6   $    10.8
  Accounts receivable, net                      -         4.3        10.9         6.7        2.4         0.4        24.7
  Inventories                                   -         1.8         7.9         5.6         .6         0.7        16.5
  Prepaid expenses and other                   .1         1.2         1.3          .2        1.1          .2         4.2
  Investments in and receivables from
    subsidiaries, net                        87.1           -           -           -        0.6           -           -
  Property, plan and equipment, net             -         5.3        34.0         8.3        1.7         0.7        50.1
  Other assets                                0.6         2.2         7.4         2.8        0.0           -        11.9
  Goodwill                                   10.6        10.5        67.1           -        6.2         5.3        99.6
                                          -------- ----------- ----------- ----------- ---------- ----------- -----------
  Total assets                            $ 101.0   $    28.9   $   130.5   $    23.7    $  13.4   $     7.9   $   217.8
                                          ======== =========== =========== =========== ========== =========== ===========

  Other current liabilities                   8.2         3.9        12.0        15.9        3.1         0.9        43.9
  Long-term debt                             93.5         0.7           -        44.1        -             -       138.3
  Other liabilities                           8.1         4.0         3.0         0.5        1.4           -        16.9
  Deferred income taxes                         -           -         1.8           -          -           -         1.9
  Minority interest                             -           -        25.6           -          -           -        25.6
  Equity (deficit)                           (8.8)       20.3        88.1       (36.8)       8.9         7.0        (8.8)
                                          -------- ----------- ----------- ----------- ---------- ----------- -----------
  Total liabilities and equity (deficit)  $ 101.0   $    28.9   $   130.5   $    23.7    $  13.4   $     7.9   $   217.8
                                          ======== =========== =========== =========== ========== =========== ===========

                                                                     Condensed Balance Sheets
                                          -------------------------------------------------------------------------------
                                                                       Predecessor Company
                                          -------------------------------------------------------------------------------
                                           Parent      ABN         ABNB        LM         CPS       Transtex    Consol.
                                          -------- ----------- ----------- ----------- ---------- ----------- -----------
As of December 31, 2001                       (1)
  Cash and cash equivalents               $   1.8   $     3.7   $     3.0   $     0.2    $   1.0   $     0.1   $     9.8
  Accounts receivable, net                      -         8.4        15.8         6.4        2.4         1.6        34.6
  Inventories                                   -         1.5        10.0         5.6        0.4         0.8        18.3
  Prepaid expenses and other                  0.1         1.8         2.6         1.7        0.7         0.9         6.6
  Investments in and receivables from
   subsidiaries, net                         49.0           -        (1.7)        0.8        0.4           -           -
  Property, plan and equipment, net           0.1         4.8        30.6         7.2        1.7         2.9        47.3
  Other assets                                2.8         2.5         4.1         5.8          -           -        11.4
  Goodwill                                      -           -        12.0        23.8        1.0           -        36.8
                                          -------- ----------- ----------- ----------- ---------- ----------- -----------
  Total assets                             $ 53.8   $    22.7   $    76.4   $    51.5   $    7.6   $     6.3   $   164.8
                                          ======== =========== =========== =========== ========== =========== ===========

  Prepetition liabilities                  $209.4   $       -   $       -   $       -  $       -   $       -   $   209.4
  Postpetition liabilities                    1.9           -           -           -          -           -         2.0
  Other current liabilities                   1.5         8.5        17.8        10.4        3.1         2.7        42.1
  Long-term debt                                -         0.7           -        41.0          -           -        41.7
  Other liabilities                           0.1         8.6         3.8         2.0        1.6         0.2        16.3
  Deferred income taxes                       2.4           -         3.7         1.4          -           -         3.7
  Minority interest                             -           -        11.1           -          -           -        11.1
  Equity (deficit)                         (161.5)        4.9        40.0        (3.3)       2.9         3.4      (161.5)
                                          -------- ----------- ----------- ----------- ---------- ----------- -----------
  Total liabilities and equity (deficit)   $ 53.8   $    22.7   $    76.4   $    51.5  $     7.6   $     6.3   $   164.8
                                          ======== =========== =========== =========== ========== =========== ===========

(Dollars in millions)
                                                          Condensed Statements of Operations
                                            ----------------------------------------------------------------------------------
                                                                     Successor Company
                                            ------------- ---------- ---------------------- ----------- ---------- -----------
                                                Parent       ABN        ABNB        LM         CPS       Transtex    Consol.
                                            ------------- ---------- ----------- ---------- ----------- ---------- -----------
Three Months Ended December 31, 2002            (1)
Continuing Operations
  Sales                                      $         -   $    7.9  $     20.3   $   16.5   $     2.9   $    0.8   $    48.4
                                            ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Cost of Goods                                        -        4.7        15.9       13.7         1.9        0.5        36.7
  Sellling and administrative                        0.7        1.9         1.3        1.6         0.3        0.1         5.9
  Goodwill and asset impairments                               14.3        33.2        0.1           -          -        47.5
  Depreciation and amortization                        -        0.1         1.7        0.4         0.2        0.1         2.5
                                            ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Total costs and expenses                           0.7       21.0        52.1       15.8         2.4        0.7        92.6
                                            ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Post Retirement Benefit Curtailment                  -       (5.0)          -          -           -          -        (5.0)
  Interest expense                                   2.3        0.1           -        0.4           -          -         2.8
  Other expenses (income), net                       0.1          -         0.1        0.1         0.1       (0.5)       (0.1)
                                            ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before reorganization
    items and taxes                                 (3.1)      (8.2)      (31.9)       0.2         0.4        0.6       (41.9)
  Reorganization gain                                  -          -           -          -           -          -           -
                                            ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before taxes and
    minority interest                               (3.1)      (8.2)      (31.9)       0.2         0.4        0.6       (41.9)
  Taxes                                              0.1       (0.1)       (0.1)       4.8         0.2          -         5.0
                                            ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before minority interest            (3.2)      (8.1)      (31.8)      (4.6)        0.2        0.6       (46.9)
  Minority interest                                    -          -        (7.4)         -           -          -        (7.4)
                                            ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before extraordinary items          (3.2)      (8.1)      (24.4)      (4.6)        0.2        0.6       (39.5)
  Extraordinary gain                                   -          -           -          -           -          -           -
                                            ------------- ---------- ----------- ---------- ----------- ----------------------
    Net income (loss)                        $      (3.2)  $   (8.1)  $   (24.4)  $   (4.6)  $     0.2   $    0.6     $ (39.5)
                                            ============= ========== =========== ========== =========== ========== ===========

                                                            Condensed Statements of Operations
                                              ----------------------------------------------------------------------------------
                                                                       Predecessor Company
                                              ----------------------------------------------------------------------------------
                                                  Parent       ABN        ABNB         LM         CPS      Transtex    Consol.
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
Nine Months Ended September 30, 2002              (1)
Continuing Operations
  Sales                                        $       0.1   $   24.4   $    78.4   $   41.1   $     6.6   $    3.3   $   153.9
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Cost of Goods                                        0.2       14.1        57.7       31.7         5.1        1.7       110.5
  Sellling and administsrative                         3.0        6.2         5.5        6.5         0.7        0.6        22.5
  Goodwill and asset impairments                         -        0.2           -       27.0           -          -        27.2
  Depreciation and amortization                          -        0.7         3.1        1.6         0.4        0.2         6.0
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Total costs and expenses                             3.2       21.2        66.3       66.8         6.2        2.5       166.2
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Interest expense                                     7.0        0.3         0.9        1.7         0.1        0.1        10.1
  Other expenses (income), net                         0.8       (0.8)       (0.3)       0.8           -        0.1         0.6
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before reorganization
    items and taxes                                  (10.9)       3.7        11.5      (28.2)        0.3        0.6       (23.0)
  Reorganization gain                                (87.8)      24.2      (100.1)         -        (4.7)      (5.1)     (222.0)
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before taxes and
    minority interest                                 76.9       27.9       111.7      (28.2)        5.0        5.7       199.0
  Taxes                                               (1.4)       1.5         3.1       (0.6)        0.1        0.2         2.9
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before minority interest              78.3       26.4       108.6      (27.6)        4.9        5.5       196.1
  Minority interest                                      -          -        24.7          -           -          -        24.7
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before extraordinary items            78.3       26.4        83.9      (27.6)        4.9        5.5       171.4
  Extraordinary gain                                 (89.5)         -           -          -           -          -       (89.5)
                                              ------------- ---------- ----------- ---------- ----------- ----------------------
    Net income (loss)                          $     167.8   $   26.4   $    83.9   $  (27.6)  $     4.9   $    5.5   $   260.9
                                              ============= ========== =========== ========== =========== ========== ===========

(Dollars in millions)
                                                            Condensed Statements of Operations
                                              ----------------------------------------------------------------------------------
                                                 Parent        ABN        ABNB        LM         CPS       Transtex    Consol.
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
Year Ended December 31, 2001                      (1)
Continuing Operations
  Sales                                        $       0.5   $   35.6   $   111.2   $   57.0   $     8.5   $    8.2   $   221.0
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Cost of Goods                                        0.4       20.5        87.5       43.4         6.7        5.9       164.4
  Sellling and administsrative                         4.6        8.2         8.0        8.0         0.7        1.8        31.3
  Goodwill and asset impairments                         -        0.6           -          -           -        1.9         2.5
  Depreciation and amortization                          -        0.8         4.7        3.3         0.6        0.7        10.1
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Total costs and expenses                             5.0       30.1       100.2       54.7         8.0       10.3       208.3
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------

  Interest expense                                     8.0        0.3         1.1        3.6         0.1        0.4        13.5
  Other expenses (income), net                        (0.2)       0.1         0.6        0.1        (0.1)         -         0.5
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before reorganization
    items and taxes                                  (12.3)       5.1         9.3       (1.4)        0.5       (2.5)       (1.3)
  Reorganization items                                 0.1          -           -          -           -          -         0.1
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before taxes and
    minority interest                                (12.4)       5.1         9.3       (1.4)        0.5       (2.5)       (1.4)
  Taxes                                               (1.8)       1.1         2.8        0.4         0.2                    2.7
                                              ------------- ---------- ----------- ---------- ----------- ---------- -----------
  Income (loss) before minority interest             (10.6)       4.0         6.5       (1.8)        0.3       (2.5)       (4.1)
  Minority interest                                      -          -         1.4          -           -          -         1.4
                                              ------------- ---------- ----------- ---------- ----------- ----------------------
    Net income (loss)                          $     (10.6)  $    4.0   $     5.1   $   (1.8)  $     0.3   $   (2.5)     $ (5.5)
                                              ============= ========== =========== ========== =========== ========== ===========

                                                                         Condensed Statements of Operation
                                                ---------------------------------------------------------------------------------
                                                   Parent        ABN         ABNB        LM         CPS     Transtex     Consol.
Year Ended December 31, 2000                        (1)
Continuing Operations
  Sales                                          $      3.1   $    34.4   $   132.9   $   69.8   $    9.9   $    9.8   $   259.9
                                                ------------ ----------- ----------- ---------- ---------- ---------- -----------
  Cost of goods                                         2.8        17.0       103.3       53.6        8.3        6.7       191.7
  Selling and adminstrative                             8.0         7.2         9.7        8.5        0.9        1.9        36.2
  Goodwill impairments                                    -           -           -        4.1          -        9.5        13.6
  Depreciation and amortization                         0.1         0.8         5.8        3.8        0.4        1.2        12.1
                                                ------------ ----------- ----------- ---------- ---------- ---------- -----------
  Total costs and expenses                             10.9        25.0       118.8       70.0        9.6       19.3       253.6
                                                ------------ ----------- ----------- ---------- ---------- ---------- -----------

  Interest expense                                      8.3         0.5         1.2        5.2        0.3        0.3        15.8
  Other expenses (income), net                         (0.2)       (0.6)        0.3       (0.2)         -       (0.1)       (0.8)
                                                ------------ ----------- ----------- ---------- ---------- ---------- -----------
  Income (loss) before reorganization
    items and taxes                                   (15.9)        9.5        12.6       (5.2)         -       (9.7)       (8.7)
  Reorganization items                                  2.7           -           -          -          -          -         2.7
                                                ------------ ----------- ----------- ---------- ---------- ---------- -----------
  Income (loss) before taxes and
    minority interest                                 (18.6)        9.5        12.6       (5.2)         -       (9.7)      (11.4)
  Taxes                                                 0.1         0.7         3.9        0.4          -        0.1         5.2
                                                ------------ ----------- ----------- ---------- ---------- ---------- -----------
  Income (loss) before minority interest              (18.7)        8.8         8.7       (5.6)         -       (9.8)      (16.6)
  Minority interest                                       -           -         2.0          -          -          -         2.0
                                                ------------ ----------- ----------- ---------- ---------- ---------- -----------
  Income (loss) from continuing operations            (18.7)        8.8         6.7       (5.6)         -       (9.8)      (18.6)
Discontinued operations                                   -           -           -          -        1.7          -         1.7
                                                ------------ ----------- ----------- ---------- ---------- ---------- -----------
    Net income (loss)                            $    (18.7)  $     8.8   $     6.7   $   (5.6)  $    1.7   $   (9.8)  $   (16.9)
                                                ============ =========== =========== ========== ========== ========== ===========

(Dollars in millions)
                                                                 Condensed Statements of Cash Flows
                                                                          Successor Company
                                                Parent      ABN         ABNB       LM         CPS        Transtex   Consol.
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
Three Months Ended December 31, 2002             (1)
  Net cash - operating activities              $    1.9   $   (1.3)   $    3.3   $    0.2   $      -   $    0.3   $    0.6
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Investing activities
    Proceeds from sale of asssets                     -          -           -          -          -          -          -
    Capital expenditures                              -          -        (1.5)      (0.4)         -          -        1.9
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Net cash - investing activities                     -          -        (1.5)      (0.4)         -          -        1.9
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Financing activities
    Proceeds from borrowings                          -          -           -        0.2          -          -        0.2
    Borrowings (repayments)                           -          -        (0.1)         -          -          -       (0.1)
  Dividends to minority shareholder                   -          -        (0.4)         -          -          -       (0.4)
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Net cash - financing activities                     -          -        (0.5)       0.2          -          -       (0.3)
  Effect of foreign currency exchange
  rate changes on cash and cash equivalents           -          -         0.2        0.1          -          -        0.3
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Increase (decrease) in cash and
    cash equivalents:                               1.9       (1.3)        1.5        0.1          -        0.3       (1.3)
  Dividends and advances
    from subsidiaries, net                          1.4       (0.1)       (1.2)         -       (0.1)         -          -
  Beginning of period                               4.3        5.0         1.5          -        0.9        0.3       12.1
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  End of period                                $    3.8   $    3.6    $    1.8   $    0.1   $    0.8   $    0.6   $   10.8
                                              ========== ==========  ========== ========== ========== ========== ==========

                                                                      Condensed Statements of Cash Flows
                                                                              Predecessor Company
                                                Parent       ABN        ABNB        LM         CPS     Transtex    Consol.
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
Nine Months Ended September 30, 2002              (1)
  Net cash - operating activities              $    4.7   $     7.5   $    8.9   $   (0.5)  $    0.1   $    0.5   $   11.7
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Investing activities
    Proceeds from sale of assets                      -         0.5          -          -          -          -        0.5
    Capital expenditures                              -        (0.9)      (2.4)      (1.7)      (0.2)      (0.1)      (5.3)
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Net cash - investing activities                     -        (0.4)      (2.4)      (1.7)      (0.2)      (0.1)      (4.8)
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Financing activities
    Proceeds from borrowings                          -           -          -        1.2          -          -        1.2
    Borrowings (repayments)                           -        (2.9)      (1.1)         -          -       (0.1)      (4.1)
  Dividends to minority shareholder                   -           -       (1.0)         -          -          -       (1.0)
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Net cash - financing activities                     -        (2.9)      (2.1)       1.2          -       (0.1)      (3.9)
  Effect of foreign currency exchange
    rate changes on cash and cash equivalents         -           -       (0.7)       0.1        0.1       (0.1)      (0.6)
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Increase (decrease) in cash and
    cash equivalents                               (4.7)        4.2        3.7       (0.9)         -        0.2        2.4
  Dividends and advances
    from subsidiaries, net                          7.2        (2.9)      (5.1)       0.7       (0.1)         -          -
  Beginning of period                               1.8         3.7        2.9        0.2        1.0        0.1        9.7
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  End of period                                $    4.3   $     5.0   $    1.5   $      -   $    0.9   $    0.3   $   12.1
                                              ========== =========== ========== ========== ========== ========== ==========

                                                         Condensed Statements of Cash Flows
                                              -----------------------------------------------------------------------------
                                                Parent      ABN         ABNB       LM         CPS      Transtex   Consol.
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
Year Ended December 31, 2001                     (1)
  Net cash - operating activities              $   (6.0)  $    2.3    $   12.5   $   (0.5)  $    1.4   $    1.1   $   10.8
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Investing activities
    Proceeds from sale of asssets                     -          -           -          -          -          -          -
    Capital expenditures                           (0.1)      (1.8)       (6.2)      (0.3)      (0.1)      (0.4)      (8.9)
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Net cash - investing activities                  (0.1)      (1.8)       (6.2)      (0.3)      (0.1)      (0.4)      (8.9)
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Financing activities
    Proceeds from borrowings                          -        2.0         2.5        0.5                     -        5.0
    Borrowings (repayments)                           -       (0.1)       (1.9)      (1.0)      (0.4)      (0.6)      (4.0)
  Dividends to minority shareholder                   -          -        (1.0)         -          -          -       (1.0)
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Net cash - financing activities                     -        1.9        (0.4)      (0.5)      (0.4)      (0.6)         -
  Effect of foreign currency exchange
    rate changes on cash and cash equivalents         -          -        (0.1)                 (0.1)         -       (0.2)
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  Increase (decrease) in cash and
    cash equivalents:                              (6.1)       2.4         5.8       (1.3)       0.8        0.1        1.7
  Dividends and advances
  from subsidiaries, net                            3.8       (1.7)       (3.3)       1.3                              0.1
  Beginning of period                               4.1        3.0         0.5        0.2        0.2          -        8.0
                                              ---------- ----------  ---------- ---------- ---------- ---------- ----------
  End of period                                $    1.8   $    3.7    $    3.0   $    0.2   $    1.0   $    0.1   $    9.8
                                              ========== ==========  ========== ========== ========== ========== ==========

                                                                      Condensed Statements of Cash Flows
                                              -----------------------------------------------------------------------------
                                                Parent       ABN        ABNB        LM         CPS     Transtex    Consol.
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
Year Ended December 31, 2000                      (1)
  Net cash - operating activities              $   (8.3)  $     5.5   $   10.7   $    1.2   $   (1.4)  $    1.3   $    9.0
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Investing activities
    Proceeds from sale of assets                    0.4         3.6        0.1          -        2.9          -        7.0
    Capital expenditures                              -        (0.6)      (3.9)      (2.1)      (1.0)      (0.9)      (8.5)
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Net cash - investing activities                   0.4         3.0       (3.8)      (2.1)       1.9       (0.9)      (1.5)
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Financing activities
    Proceeds from borrowings                          -         0.9          -        0.1        0.5          -        1.5
    Borrowings (repayments)                           -        (0.7)      (5.4)       0.9        0.6       (0.3)      (4.9)
  Dividends to minority shareholder                   -           -       (0.4)         -          -          -       (0.4)
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Net cash - financing activities                     -         0.2       (5.8)       1.0        1.1       (0.3)      (3.8)
  Effect of foreign currency exchange
    rate changes on cash and cash equivalents         -           -       (0.2)       0.1          -          -       (0.1)
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  Increase (decrease) in cash and
    cash equivalents                               (7.9)        8.7        0.9        0.2        1.6        0.1        3.6
  Dividends and advances
    from subsidiaries, net                         11.7        (6.3)      (1.0)         -       (4.3)      (0.1)         -
  Beginning of period                               0.3         0.6        0.7        0.2        2.9          -        4.7
                                              ---------- ----------- ---------- ---------- ---------- ---------- ----------
  End of period                                $    4.1   $     3.0   $    0.6   $    0.4   $    0.2   $      -      $ 8.3
                                              ========== =========== ========== ========== ========== ========== ==========

(1) Includes the operations of the Parent's card and merchant processing subsidiary.

NOTE R - Commitments and Contingencies

LEGAL AND OTHER PROCEEDINGS

     On December 8, 1999 (the "Petition Date"), the Parent (but none of its subsidiaries) filed a petition for reorganization relief commencing its Chapter 11 Proceeding. On that date, the Parent also filed its Plan which sets forth the manner in which claims against and interests in the Parent would be treated following its emergence from Chapter 11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries was a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding.

     The Plan was subsequently amended four times and on May 24, 2002, the Parent submitted its Final Disclosure Statement with respect to its proposed Fourth Amended Reorganization Plan to the Bankruptcy Court. On August 22, 2002, the Bankruptcy Court confirmed the Plan. On October 1, 2002, the Effective Date, all conditions required for the consummation of the Plan were achieved and the Plan became effective.

     On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge any claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on May 13, 2003, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

     IN CONNECTION WITH THE CONSUMMATION OF THE PLAN, THE FOLLOWING SETTLEMENTS BECAME EFFECTIVE.

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

     The consolidated class action complaint was brought against the Parent, certain of the Parent's former and current officers, American Banknote Holographics ("ABH"), certain of ABH's former officers and directors, the four co-lead underwriters of ABH's initial public offering and Deloitte & Touche LLP ("D&T"), the previous outside auditors of the Parent and ABH. The complaint alleges violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Parent's common stock during the class period (May 2, 1996 through and including January 25, 1999) and purchasers of common stock of ABH purchased during the class period (July 15, 1998 through and including February 1, 1999) (the "ABN and ABNH Securities Claimants").

     In October 2000, the Parent and all other parties entered into a definitive agreement to settle all of the above claims. The settlement agreement was entered and approved in the District Court in December 2000.

     In February 2002, the cash portion of the settlement proceeds consisting of a $12.5 million payment by the insurance carrier of the Parent and ABH and a $2.4 million payment by D&T were made including any accrued interest. In February and March 2003, in accordance with the consummation of the Plan the Parent delivered to the Plaintiffs 40% of the allocation of the equity reserve (the "Equity Reserve"), which will result in a distribution of 366,159 shares, or approximately 7.7%, of New Common Stock and 248,992 New Warrants, in accordance with the terms of the Plan (see Item 5, "Market Price for the Registrant's Common Equity and Related Stockholder Matters" - "Securities issued in connection with the Plan").

     The proposed plan of allocation, (the "Allocation") was formulated by counsel to the ABN and ABH Securities Claimants and approved by the District Court. Under the Allocation, each authorized claimant received a pro rata share of the net settlement fund (the "Fund"), less certain fees and expenses as determined by the ratio that such authorized claimant's recognized claim bears to the total allowed claims of the respective authorized claimants in each action. The claims administrator determined each authorized claimant's pro rata share of the Fund.

     SETTLEMENT BETWEEN THE COMPANY AND ABH. At the time of the initial public offering of the shares of ABH, the Parent and ABH entered into a separation agreement (the "Separation Agreement"). ABH filed a proof of claim with the Bankruptcy Court in the amount of $47.8 million, based in part upon alleged obligations under the Separation Agreement and liabilities stemming from the alleged inaccurate financial statements filed by ABH. Upon consummation of the Plan, the Parent and ABH entered into a settlement agreement whereby both parties settled their respective claims as follows: (i) the Parent and ABH released each other from (a) any obligations pursuant to the Separation Agreement and (b) any sums allegedly owing by each of them and their affiliates to the other; (ii) the Parent will be responsible for all income, franchise, or similar tax liabilities of ABH or any person for which ABH is or may be liable, including costs and expenses, for the period January 1, 1990 through July 20, 1998; (iii) ABH will remit to the Parent any franchise or similar tax refunds for the periods prior to July 20, 1998; (iv) ABH and ABN exchanged mutual releases; (v) ABH withdrew its proof of claim in the Chapter 11 Proceeding with prejudice; and (vi) ABH received 25,000 shares of the Parent's New Common Stock.

     LITIGATION WITH BANK OF LITHUANIA. On August 5, 1993, the Parent and Lietuvos Bankas, a/k/a the Bank of Lithuania (the "Bank"), entered into an agreement (the "Memorandum Agreement") resolving all disputes arising out of earlier printing contracts providing for ABN's printing of banknotes for the Bank and the government of Lithuania.

     On January 21, 2000, the Bank filed with the Bankruptcy Court a proof of claim in the amount of $6.5 million arising out of disputes between itself and ABN with respect to the printing of banknotes.

     On September 22, 2000, the Parent and the Bank entered into a settlement agreement (the "Bank Settlement Agreement"), to settle and release one another from all pending claims and counterclaims. On the Effective Date of the Plan the Bank Settlement Agreement became effective. Under the terms of the Settlement Agreement, the Parent agreed to pay the Bank $2.2 million in accordance with the following payment terms including applicable interest to begin concurrent with the Effective Date: (i) $0.3 million which was paid on the Effective Date; (ii) $0.2 million to be paid six months after the Effective Date; (iii) $0.5 million to be paid upon the first anniversary of the Effective Date; (iv) $0.3 million to be paid eighteen months after the Effective Date; (v) $0.3 million to be paid upon the second anniversary of the Effective Date; (vi) $0.3 million to be paid thirty months after the Effective Date and (vii) $0.3 million to be paid upon the third anniversary of the Effective Date. As part of the settlement, the Parent, ABN and the Bank exchanged mutual releases with one another subject to payment of the amounts described above. The Parent recorded the liability in accordance with its terms in connection with the settlement.

     SETTLEMENT AGREEMENT WITH RABBI TRUST PARTICIPANTS. In 1989, the Parent established a post-retirement welfare benefit trust, commonly known as a "rabbi trust," to pay the post-retirement medical benefits of certain of its former employees (the "Rabbi Trust") pursuant to that certain Trust Agreement (the "Trust Agreement"), dated December 29, 1989, between the Parent (as successor) and The Chase Manhattan Bank, N.A., as successor trustee (the "Rabbi Trust Trustee"). Pursuant to the terms of the Trust Agreement, the Rabbi Trust assets are available to the Parent's creditors in the event of a filing by the Company of a petition under the Bankruptcy Code. The Rabbi Trust Participants (the "Participants") argued that the Company did not have the right to have the monies released in the Chapter 11 Proceeding and in addition the Company should be required under the Trust Agreement to continue to provide the same level of benefits as it has in the past. The Company has recorded a liability for the projected future obligations to cover these individuals as part of the overall provision for post-retirement medical benefits.

     Under the order confirming the Plan (the "Confirmation Order"), the parties settled the Adversary Proceeding. Pursuant to the settlement (i) each of the Participants is required to enroll in health insurance plans offered by the Parent (collectively, the "Medical Plans"), and the Medical Plans are required to be continued without interruption for the benefit of the Participants throughout their lifetimes; (ii) each of the Participants is required to submit to the Medical Plans any claims that qualify as medical care under section 105(b) of the Internal Revenue Code ("Covered Medical Claims"), and to cooperate in the coordination of benefits among the Medical Plans; (iii) the Parent is required to reimburse the Participants for any Covered Medical Claims that remain unreimbursed by each of the Medical Plans; (iv) the Parent paid $20,000 to counsel to the Participants in respect of their court-approved fees and disbursements; (v) if the Parent terminates any of the Medical Plans, it is required to replace the plan with a health insurance plan with comparable benefits; (vi) if substantially all of the current executive level employees of the Parent cease to be employed by the Company and are employed by an affiliate, the Parent or its successor is required to permit the Participants to participate in any health insurance plans in which such executives participate; and (vii) each of the Participants, and any former participant of the Rabbi Trust, is enjoined from commencing any suit, action, demand, or proceeding arising out of or in connection with the Rabbi Trust of any kind whatsoever, arising at any point in time. The corpus of the Rabbi Trust was turned over by the Trustee to the Parent in September 2003 which net of the Rabbi Trustee's compensation, fees and expenses, totaled $0.7 million. All parties exchanged satisfactory written releases and a formal order was entered with the Bankruptcy Court. The property held in the Rabbi Trust was used to help fund administrative and other costs of the Plan.

     SETTLEMENT WITH PARENT'S FORMER CHIEF FINANCIAL OFFICER. By agreement dated as of October 30, 2000 between the Parent and its former Chief Financial Officer John T. Gorman ("Gorman"), the parties agreed upon consummation of the Plan to settle their dispute regarding certain claims and assertions by Gorman under his employment agreement. Under the settlement, among other things, (i) the Parent will pay Gorman the sum of $427,200 in thirty equal monthly installments (the "Installment Period"), commencing upon the consummation of the Plan; (ii) Gorman will participate during the Installment Period in the Parent's group insurance plans and, if Gorman is not eligible to so participate, the Parent will reimburse Gorman in an amount not to exceed $40,000 for the reasonable premiums of comparable commercially available insurance plans plus any increased tax liability attributable to such reimbursement; (iii) Gorman began receiving monthly benefits of $4,815 under the Parent's Supplemental Executive Retirement Plan upon confirmation of the Plan, (iv) the Parent will continue to provide life insurance during the Installment Period to Gorman in the amount of $1,600,000; (v) in the event of a change of control of the Parent (as defined in the settlement agreement), the amounts due under clause (i) above will become immediately due and payable within five business days and (vi) the parties are deemed to have exchanged mutual releases.

     OTHER POTENTIAL CLAIMS AND PROCEEDINGS

     UNITED STATES ATTORNEY INVESTIGATION. As reported in its Form 8-K filed on July 23, 2001, the Parent was advised by the United States Attorney's Office for the Southern District of New York that, conditional upon its continuing cooperation with the United States Attorney's Office, it was no longer a target of the Office's criminal investigation, but that its investigation remained ongoing with respect to certain matters. Specifically, the Parent was informed that the United States Justice Department continues to investigate whether a $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay a consultant in connection with certain foreign printing projects previously investigated by the Audit Committee, a Special Committee of its Board of Directors, and Morgan, Lewis & Bockius LLP, legal counsel to the Company, involved potential violations of the Foreign Corrupt Practices Act. The Parent understands that the Justice Department's investigation has not yet concluded.

     The Parent has cooperated fully and will continue to cooperate with the Justice Department and the SEC on all matters related to the investigation.

     COMMONWEALTH OF AUSTRALIA CLAIM. In January 2003, LM received a repayment request from the Australian Treasury Department (the "Treasury") related to a contract under which LM provided services to the General Sales Tax Office (the "GST"). Services rendered under this contract were provided by LM to the GST between the years 2000 and 2001. The claim for repayment alleges that an overpayment of approximately $0.8 million was made by the GST. LM presently disagrees with any claims for overpayments under this contract, as it had performed a detailed reconciliation with the GST department in March 2001 by invoice, whereby the GST at that time acknowledged that they were in agreement with all billings. LM is presently reviewing this inquiry and believes at this time that all amounts received under this contract were for items fully delivered pursuant to its terms and conditions.

     Over the course of the next couple of months LM intends to work closely with the Treasury to resolve the matter. Based upon the above, LM's management believes that the request for repayment should not be granted pending final reconciliation and resolution with the Treasury and therefore has not recorded a liability for this amount.

     BRAZILIAN TAX CLAIMS. Through December 31, 2001, ABNB has received assessments during the current and prior years from the Brazilian tax authorities for approximately $22 million relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and are expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to approximately $5.6 million of the above noted assessments. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result the Company has not made any significant provision for the assessments.

     STATE AND LOCAL TAXES. The statute of limitations relating to the potential assessment of New York City franchise taxes for tax years ended 1993 through 1997 expired on June 30, 2002. As a result of the expired statute, the Parent reversed in the third quarter of 2002 estimated provisions of approximately $0.4 million, which includes $0.3 million of principal and $0.1 million of interest, which no longer are required to be reserved. The Parent continues to vigorously contest the NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.2 million related to tax years up to and including 1992 for which the Parent is adequately reserved. Management believes that it has meritorious defenses with regard to the assessment for these years.

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

NOTE S - Unaudited Quarterly Results of Operations - (Unaudited amounts in thousands, except per share data)

                                               Three Months Ended
                                                  December 31,
                                                      2002
                                                 (Successor Co)
                                                 Fourth Quarter
                                                 --------------
Continuing Operations
   Sales                                          $     48,388
   Cost of goods sold                                   36,673
   Loss from continuing operations (a)                 (39,431)
   Net loss                                            (39,431)
   Net loss per share - Basic and Diluted
   Continuing operations                          $      (3.33)
                                                 --------------
   Net loss per share                             $      (3.33)
                                                 ==============

                                                            Nine Months Ended September 30, 2002
                                                                     (Predecessor Co)
                                                             First        Second         Third
                                                            Quarter       Quarter       Quarter
                                                         ------------- ------------- -------------
Continuing Operations
   Sales                                                  $    49,909   $    52,988   $    50,991
   Cost of goods sold                                          37,531        37,091        35,863
   Loss from continuing operations (a)                         (3,185)           88       174,503
   Extraordinary item (b)                                           -             -        89,520
   Net income (loss)                                           (3,185)           88       264,024
   Net income (loss) per share - Basic and Diluted
   Continuing operations                                          N/A           N/A           N/A
   Extraordinary item                                             N/A           N/A           N/A
   Net income (loss) per share                                    N/A           N/A           N/A

                                                                       Year End December 31, 2001
                                                                             (Predecessor Co)
                                                             First        Second         Third        Fourth
                                                            Quarter       Quarter       Quarter       Quarter
                                                         ------------- ------------- ------------- -------------
Continuing Operations
   Sales                                                  $    58,087   $    52,008   $    52,963   $    57,907
   Cost of goods sold                                          43,409        40,190        38,412        42,381
   Loss from continuing operations (a)                         (2,031)       (5,033)         (221)        1,831
   Net income (loss)                                           (2,031)       (5,033)         (221)        1,831
   Net income (loss) per share - Basic and Diluted
   Continuing operations                                          N/A           N/A           N/A           N/A
   Net income (loss) per share                                    N/A           N/A           N/A           N/A

                                                                       Year End December 31, 2000
                                                                             (Predecessor Co)
                                                             First        Second         Third        Fourth
                                                            Quarter       Quarter       Quarter       Quarter
                                                         ------------- ------------- ------------- -------------
Continuing Operations
   Sales                                                  $    69,493   $    67,640   $    63,125   $    59,681
   Cost of goods sold                                          51,568        49,176        47,228        43,692
   Loss from continuing operations (a)                           (141)         (353)       (2,452)      (15,652)
   Discontinued operations (c)                                    640           349            95           648
   Net income (loss)                                              499            (4)       (2,357)      (15,004)
   Net income (loss) per share - Basic and Diluted
   Continuing operations                                          N/A           N/A           N/A           N/A
   Discontinued operations                                        N/A           N/A           N/A           N/A
   Net income (loss) per share                                    N/A           N/A           N/A           N/A

     (a) Includes Goodwill and asset impairment write offs as follows: $47.4 million in the three months ended December 31, 2002 (Successor Company), $25.4 million in the third quarter of 2002 (Predecessor Company) and $1.9 million and $0.6 million in the second and third quarter of 2001, respectively (Predecessor Company), and $13.6 million in the fourth quarter of 2000 (Predecessor Company).

     (b) Extraordinary item represents the forgiveness and reinstatement of certain debt in accordance with the consummation of the Plan

     (c) Discontinued operations include the operations of a subsidiary sold and the gain on its sale of $0.6 million, in the fourth quarter.

NOTE T - Commitments and Contingencies

OPERATING LEASE COMMITMENTS

     The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2009. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index. Net rental expense for the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company) and the years ended December 31, 2001 and 2000 (Predecessor Company) was $3.6 million, $10.7 million, $16.7 million and $21.1 million, respectively. At December 31, 2002, future minimum lease payments under non-cancelable operating leases are as follows: $6.1 million in 2003; $4.2 million in 2004; $2.2 million in 2005; $0.7 million in 2006; $0.4 million in 2007 and insignificant thereafter.

     In November 2002, ABN was notified by a subtenant which subleases an ABN leased facility in Chicago that it will exercise its rights under the early termination clause of its sublease agreement with ABN. Under the terms of its sublease, the subtenant has the right to terminate early in exchange for continued monthly rental payments through December 31, 2003 totaling $0.6 million and a one-time early termination fee of $0.3 million to be paid on December 31, 2003. ABN's prime lease with its landlord with respect to the Chicago facility is scheduled to expire on December 31, 2009 with annual lease payments during the period of approximately $0.6 million per year. ABN has had real estate brokers evaluate the current market conditions in the area taking into consideration factors such as the time it would take to market the facility along with the extent of rent and building allowance concessions to be given to a new subtenant. In accordance with this evaluation, the Company has taken an impairment loss of $1.1 million which represents the projected difference between the annual rent to the landlord and the current market rate at which the Company anticipates subleasing the facility for on a present value basis over the remaining life of the lease. While ABN has begun the process of engaging brokers to market the property, there is no assurance that ABN will be able to sublease this facility for the going market rate or within the prescribed time frame.

NOTE U - Related Party Transactions

     In recognition of services provided during the bankruptcy period, Mr. Gary
A. Singer, a brother of Mr. Steven G. Singer, the Company's Chairman and Chief Executive Officer, was awarded a participation in the Restructuring Bonus Pool at a $325,000 level, such amount being payable over a 36-month period beginning in January 2001. On November 21, 2000, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized (but the Company did not execute, pending Compensation Committee ratification), a three-year consulting agreement with Mr. Singer, to ensure the continuity of his services. On March 22, 2001, as Mr. Singer had continued to provide consulting services to the Parent but the authorized agreement remained unexecuted, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized the payment to Mr. Singer of $10,000 for consulting services rendered in January 2001. Thereafter, the Parent entered into a three-year consulting agreement, effective retroactively as of February 1, 2001, and expiring on February 1, 2004, providing for annual consulting fees of $120,000, payable monthly. The consulting agreement provides that if the agreement is terminated, other than for cause, as defined therein, Mr. Singer shall receive a lump-sum payment in an amount that would have otherwise been paid through the term of the agreement. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters.

NOTE V - Subsequent Events

     PHILADELPHIA PLANT CLOSING. In light of the above stock and bond and food coupon volume reductions, ABN in the first quarter of 2003 has evaluated its present facility and capacity needs and has put a formal plan in place to consolidate its Philadelphia operations into its Tennessee facility thereby placing all of ABN's manufacturing operations under a single plant. As a result, ABN announced the plan to the employees of its Philadelphia plant on January 31, 2003. Approximately 50 employees are scheduled for termination as part of this downsizing by April 4, 2003. ABN's management projects approximately $0.4 million in severance payments related to employee terminations, approximately $0.2 million in costs related to equipment relocation and approximately $0.5 million in capital improvements to the Tennessee facility. ABN will fund these expenses through a combination of internal cash flow and external bank financing to the extent of capital improvements. It is contemplated that the total costs resulting from this restructuring will be recovered within one year from its execution. The provision for severance will be taken in the first quarter and all other fees and expenses related to the moving and relocation will be expensed as incurred.


CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                            SCHEDULE I
AMERICAN BANKNOTE CORPORATION
---------------------------------------------------------------------------------------------------------------------
PARENT COMPANY BALANCE SHEET
(Dollars in thousands)

                                                                                      December 31,
                                                                                  2002               2001
    ASSETS                                                                  (Successor Co)     (Predecessor Co)
                                                                            -----------------  -----------------
    Current assets
    Cash and cash equivalent                                                         $ 3,811            $ 1,762
    Prepaid expenses and other receivables                                               134                132
    Current deferred taxes                                                              (844)                 -
                                                                            -----------------  -----------------
                Total current assets                                                   3,101              1,894


    Receivables from subsidiaries, net                                                   (99)             3,834
    Investments in subsidiaries, at equity                                            87,149             44,892
                                                                            -----------------  -----------------
                                                                                      87,050             48,726

    Furniture and equipment, at cost                                                     159                151
    Less accumulated depreciation                                                       (125)              (101)
                                                                            -----------------  -----------------
                                                                                          34                 50

    Other assets and deferred charges
    Deferred pension expense                                                           1,094              1,224
    Restricted cash and securities                                                         -                797
    Deferred debt expense                                                                  -                174
    Deferred taxes                                                                    (1,396)                 -
    Other                                                                                538                596
    Goodwill                                                                          10,561                  -
                                                                            -----------------  -----------------
                                                                                      10,797              2,791
                                                                            -----------------  -----------------
                                                                                   $ 100,982           $ 53,461
                                                                            =================  =================


   Note references are to the Notes to the Consolidated Financial Statements.


CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                           SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY BALANCE SHEET
(Dollars in thousands)


                                                                                 December 31,
                                                                            2002              2001
                                                                        (Successor Co)   (Predecessor Co)
                                                                       ------------------------------------
    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current Liabilities
    Current portion of long-term debt                                         $ 2,000         $       -
    Accounts payable and accrued expenses                                       6,153                 -
    Total current liabilities                                                   8,153                 -

    Prepetition liabilities subject to compromise - Note M
    Corporate debt                                                                  -           163,178
    Accrued interest on corporate debt                                              -            31,230
    Other current liabilities                                                       -            15,032
                                                                       ---------------   ---------------
                Total pre-petition liabilities                                      -           209,440

    Post-petition liabilities
    Administrative fees                                                             -                79
    Other                                                                           -             1,797
                                                                       ---------------   ---------------
                Total post-petition liabilities                                     -             1,876

    Long term debt - Senior Notes                                              93,496                 -

    Other long-term liabilities                                                 8,114                73

    Deferred tax liability - eliminated in consolidation against
    domestic subsidiary's deferred tax assets                                       -             3,605
                                                                       ---------------   ---------------
                                                                              109,763           214,994


    Commitments and Contingencies - Note B and R

    Stockholders' deficit
    Old Preferred Stock, authorized 2,500,000 shares,
    no shares issued or outstanding
    Old Preferred Stock Series B, par value $.01 per share, authorized
    2,500,000 shares; issued and outstanding 2,404,895 shares                       -                24
    OldCommon Stock, par value $.01 per share, authorized
    50,000,000 shares; issued 27,812,281 shares                                     -               278
    New Common Stock par value $.01 per share authorized
    20,000,000 shares issued 11,828,571 at December 31, 2002                      118
    Capital surplus                                                            20,893            82,525
    Retained deficit                                                          (39,431)         (197,337)
    Treasury stock, at cost (2,723,051 shares)                                   (103)           (1,285)
    Accumulated other comprehensive loss                                        9,742           (45,738)
                                                                        --------------   ---------------
                Total stockholders' deficit                                    (8,781)         (161,533)
                                                                        --------------   ---------------
                                                                            $ 100,982          $ 53,461
                                                                       ===============   ===============


   Note references are to the Notes to the Consolidated Financial Statements.


CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                           SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in thousands)


                                                               Three Months     Nine Months                 Years
                                                                   Ended            Ended                   Ended
                                                               December 31,     September 30,            December 31,
                                                                   2002             2002             2001             2000
                                                               (Successor Co)   (Predecessor Co)(Predecessor Co) (Predecessor Co)
                                                               --------------   ---------------- --------------- ----------------
    Administrative and other expenses
    Corporate office expenses                                          $ 687          $ 2,978          $ 4,446          $ 6,780
    Depreciation and amortization                                          3               12               13               34
    Interest expense                                                   2,272            7,008            8,006            8,107
    Gain on sale of asset                                                  -                -                -              (48)
    Other income, net                                                    103              767             (199)             (71)
                                                               --------------   --------------  ---------------  ---------------
    Loss before reorganization items, taxes and
    equity in earnings of subsidiaries                                (3,065)         (10,765)         (12,266)         (14,802)

    Reorganization (income) expense
    Fresh-Start adjustments                                                -          (88,991)               -                -
    Reorganization costs                                                 (30)           1,160              127            2,740
                                                               --------------   --------------  ---------------  ---------------
                                                                         (30)         (87,831)             127            2,740
    Income (loss) before taxes and equity
    in earnings of subsidiaries                                       (3,035)          77,066          (12,393)         (17,542)
    Taxes
    State and local                                                      (60)              78               60               70
    Deferred state and local                                              (4)            (291)          (1,182)
    Foreign (foreign withholding taxes on dividends)                      73              290              366              698
    Deferred federal (eliminated in consolidation
    against domesticsubsidiary's deferred provision)                      65           (1,430)          (1,010)            (634)
                                                               --------------   --------------  ---------------  ---------------
                                                                          74           (1,353)          (1,766)             134
    Loss before Extraordinary items and equity
    in earnings of subsidiaries                                       (3,109)          78,419          (10,627)         (17,676)

    Extraordinary items
    Gain or forgiveness of debt                                            -           91,364                -                -
    Loss on debt reinstatement                                             -           (1,844)               -                -
                                                               --------------   --------------  ---------------  ---------------
                                                                           -           89,520                -                -

                                                               --------------   --------------  ---------------  ---------------
    Income (loss) before equity in earnings of subsidiaries           (3,109)         167,939                -                -

    Equity in earnings of subsidiaries, net                          (36,322)          92,988            5,173              810

                                                               --------------   --------------  ---------------  ---------------
    NET INCOME (LOSS)                                              $ (39,431)       $ 260,927         $ (5,454)       $ (16,866)
                                                               ==============   ==============  ===============  ===============


   Note references are to the Notes to the Consolidated Financial Statements.


CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                           SCHEDULE  I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                           Three Months     Nine Months        Year              Year
                                               Ended           Ended           Ended             Ended
                                           December 31,    September 30,    December 31,      December 31,
                                               2002            2002             2001              2000
                                            Successor Co.   Predecessor Co.  Predecessor Co.  Predecessor Co.
Cash From Operations:
 Net Income                                $     (39,431)  $  260,927       $   (5,454)       $   (16,866)
 Discontinued Operations                               -
                                           ---------------------------------------------------------------
                                                 (39,431)     260,927           (5,454)           (16,866)
                                           ---------------------------------------------------------------
 Items not affecting cash:
  Fresh Start Adjustments                              -      (88,991)               -                  -
  Extraordinary item-(Gain) on
   forgiveness of debt                                 -      (91,364)               -                  -
  Extraordinary item - Loss on debt
   reinstatement                                       -        1,844                -                  -
  Accrued PIK interest - 10 3/8%
   Senior Debt                                     2,400        6,778            8,249              7,442
  Equity in Earnings of subsidiaries              36,322      (92,988)          (5,175)              (810)
  Dividends from subsidiaries                      1,600        2,669            5,024             11,823
  Deferred taxes                                      65       (1,430)          (2,871)              (634)
  Amortization of deferred compensation                -            -                -                374
  Amortization of deferred debt expense                -          191              352                315
  Depreciation and amortization                        2           14               23                 34
  Gain on Sale of Assets                               -            -                -                (48)
  Other                                               34          (69)               5                (22)
Changes in operating assets and liabilities
  Prepaid expenses and other receivables             157        3,230              401                611
  Receivables                                        165          868                5               (267)
  Accounts Payable and Accrued Expenses           (1,619)       1,167                -                  -
  Other Liabilities                                 (255)      (1,219)               -                  -
  Other                                              130          855                -                  -
  Pre-petition liabilities subject to compromise       -            -             (365)            (1,518)
  Post-petition liabilities                            -            -             (662)             2,503
                                           ---------------------------------------------------------------
Net cash (used in) provided by operating
   activities                                       (430)       2,482             (468)             2,937
                                           ---------------------------------------------------------------

Investing Activities
  Investment in subsidiary                             -            -           (1,275)                 -
  Capital Expenditures                                 -            -              (50)                (8)
  Proceeds from sale of assets                         -            -                -                375
                                           ---------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                           -            -           (1,325)               367
                                           ---------------------------------------------------------------

Financing Activities
  Proceeds from stock issuance                        11            -                -                  -
  Repurchase of Debt (10 3/8% Bonds)                 (14)           -                -                  -
                                           ---------------------------------------------------------------
Net cash (used in) provided by financing
  activities                                          (3)           -                -                  -
                                           ---------------------------------------------------------------

Increase (Decrease) in Cash:                        (433)       2,482           (1,793)             3,304

Cash Balance - Beginning                           4,244        1,762            3,555                251
                                           ---------------------------------------------------------------

Cash Balance - Ending                      $       3,811   $    4,244        $   1,762        $     3,555
                                           ===============================================================

Supplemental cash payments:
  Taxes (principally foreign withholding
    taxes on dividends)                    $          69   $      293        $     400        $       800
  Reorganization items                               555          325            1,050              1,900

   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                     SCHEDULE  II
AMERICAN BANKNOTE CORPORATION
THREE MONTHS ENDED DECEMBER 31, 2002, NINE MONTHS
ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2002

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)


Column A                                      Column B          Column C           Column D               Column E
                                                                Additions
                                             Balance at        Charged to                                Balance at
                                            Beginning of        Costs and                              End of Period
Description                                    Period           Expenses         (Deductions)
----------------------------------------    --------------    --------------    ---------------        ---------------
Doubtful accounts allowance
Year Ended December 31, 2000                       $1,446             $ 636             $(404)  (a)            $1,554
(Predecessor)                                                                            (124)  (b)

Year Ended December 31, 2001                       $1,554              $ 37               $  -                 $1,591
(Predecessor)

Nine Months Ended September 30, 2002               $1,591             $ 399                  -                 $1,990
(Predecessor)

Three Months Ended December 31, 2002               $1,990                 -             $(676)  (a)            $1,120
(Successor)                                                                             $(194)  (b)


Inventory valuation allowance
Year Ended December 31, 2000                       $2,553             $ 235             $(419)  (c)            $2,037
(Predecessor)                                                                           $(332)  (b)

Year Ended December 31, 2001                                                            $(810)  (c)
(Predecessor)                                      $2,037              $  -             $(259)  (b)             $ 968

Nine Months Ended September 30, 2002                $ 968              $  -             $(384)  (c)             $ 571
(Predecessor)                                                                            $(13)  (b)

Three Months Ended December 31, 2002                $ 571              $ 33              $(10)  (c)             $ 594
(Successor)


(a)      Uncollectible accounts written off, net of recoveries
(b)      Changes in exchange rates
(c)      Inventory charged against allowance

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.


                                               AMERICAN BANKNOTE CORPORATION


                                                By:  /s/ STEVEN G. SINGER
                                                     -------------------------
                                                     Steven G. Singer
                                                     Chief Executive Officer



                                                By:  /s/ PATRICK J. GENTILE
                                                     --------------------------
                                                     Patrick J. Gentile
                                                     Senior Vice President
                                                       Finance and
                                                     Chief Accounting Officer

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


SIGNATURE                                  TITLE                                                 DATE
---------                                  -----                                                 ----
/s/  STEVEN G. SINGER                 Chief Executive Officer and Chairman                  March 31, 2003
-----------------------------         (Principal Executive Officer)
Steven G. Singer

/s/ C. GERALD GOLDSMITH
-----------------------------          Chairman EMERITUS and Director                       March 31, 2003
C. Gerald Goldsmith

/s/ JAMES DONDERO
-----------------------------          Director                                             March 31, 2003
James Dondero

/s/ SIDNEY LEVY
-----------------------------          Director                                             March 31, 2003
Sidney Levy


/s/ LLOYD MILLER
-----------------------------          Director                                             March 31, 2003
LLOYD MILLER

/s/ RAYMOND L. STEELE
-----------------------------          Director                                             March 31, 2003
Raymond L. Steele

/s/ STEVEN A. VAN DYKE
-----------------------------          Director                                             March 31, 2003
Steven Van Dyke


                                  CERTIFICATION

I, Steven G. Singer, certify that:


     1. I have reviewed this annual report on Form 10-K of American Banknote Corporation;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                                 /s/ STEVEN G. SINGER
                                                 ----------------------------
                                                 Name: Steven G. Singer
                                                 Title: Chief Executive Officer

                                  CERTIFCATION


I, Patrick J. Gentile, certify that:


     1. I have reviewed this annual report on Form 10-K of American Banknote Corporation;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;


     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                           /S/ PATRICK J. GENTILE
                                           ------------------------------------
                                           Name:    Patrick J. Gentile
                                           Title:   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   --------------

2.1 Fourth Amended Reorganization Plan of the Parent, is incorporated herein by reference to Exhibit 2.2 to the Parent's Current Report on Form 8-K/A dated September 3, 2002.

2.2 Disclosure Statement with Respect to Fourth Amended Reorganization Plan of the Parent, dated May 24, 2002, is incorporated herein by reference to Exhibit 2.1 to the Parent's Current Report on Form 8-K dated May 31, 2002.

2.3 Order of the Bankruptcy Court, dated August 21, 2002, Confirming the Fourth Amended Reorganization Plan of the Parent is incorporated herein by reference to Exhibit 2.1 to the Parent's Current Report on Form 8-K dated August 28, 2002.

3.1 Amended and Restated Certificate of Incorporation of the Parent is incorporated herein by reference to Exhibit 3.1 to the Parent's Current Report on Form 8-K dated October 16, 2002 (the "October 16, 2002 Form 8-K")

3.2       Restated By-Laws of the Parent is incorporated herein by reference to
          Exhibit 3.2 to the October 16, 2002 Form 8-K.

3.3 By-Laws of American Bank Note Company Grafica e Servicos Ltda., as amended, are incorporated herein by reference to the Parent's Current Report on Form 8-K dated July 10, 1995.

3.4 Certificate of Incorporation and By-Laws of subsidiaries is incorporated herein by to Exhibits 3.1(b) through (m) and Exhibits 3.2(b) through (m) to the Parent's Registration Statement on Form S-4 (File No. 333-44069) filed January 12, 1998 (the "January 12, 1998 Form S-4").

4.1 Indenture dated as of May 15, 1992 between the Parent and Chemical Bank, as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to Exhibit 4.2 to the Parent's Current Report on Form 8-K dated May 26, 1992 (the "May 26, 1992 Form 8-K").

4.2 Pledge Agreement, as amended, dated as of May 26, 1992 between the Parent and Chemical Bank, as Trustee, relating to the Parent's 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to Exhibit 4.3 to the May 26, 1992 Form 8-K.

4.3 First Supplemental Indenture to 10-3/8% Senior Notes due January 31, 2005 between the Parent and Chemical Bank, N.A., dated as of May 23, 1994 is incorporated herein by reference to Exhibit 4.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

4.4 First Amendment to the Pledge Agreement dated as of May 26, 1992 between the Parent and Chemical Bank, N.A., dated as of May 23, 1994 is incorporated herein by reference to Exhibit 4.2 to the June 30, 1994 Form 10-Q.

4.5 Pledged Share Amendment dated as of June 23, 1993 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to
          Exhibit 4.5 to the Parent's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

4.6 Pledged Share Amendment dated as of July 19,1993 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to
          Exhibit 4.6 to the 1997 10-K.

4.7 Pledged Share Amendment dated as of August 1, 1994 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to
          Exhibit 4.7 to the 1997 10-K.

4.8 Pledged Share Amendment dated as of July 31, 1995 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to
          Exhibit 4.5 to the Parent's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

4.9 Pledged Share Amendment dated as of August 15, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to
          Exhibit 4.9 to the 1997 10-K.

4.10 Pledged Share Amendment dated as of August 27, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to
          Exhibit 4.10 to the 1997 10-K.

4.11 Pledged Share Amendment dated as of December 1, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to Exhibit 4.11 to the 1997 10-K.

4.12 Pledged Share Amendment dated as of December 11, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to Exhibit 4.12 to the 1997 10-K.

4.13 Pledged Share Amendment dated as of December 23, 1997 between the Parent and Chemical Bank, N.A., as Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to Exhibit 4.13 to the 1997 10-K.

4.14 Second Supplemental Indenture, dated as of October 1, 2002, between the Parent and HSBC Bank USA, in its capacity as Successor Trustee, relating to the 10-3/8% Senior Notes due January 31, 2005, is incorporated herein by reference to Exhibit 4.1 to the October 16, 2002 Form 8-K.

4.15 Warrant Agreement, dated as of October 1, 2002, between the Parent and American Stock Transfer & Trust Company, as Warrant Agent, is incorporated herein by reference to Exhibit 4.2 to the October 16, 2002 Form 8-K.

4.16 Registration Rights Agreement, dated as of October 1, 2002, by and among the Parent and the Holders of Registrable Securities (as named therein) is incorporated herein by reference to Exhibit 4.3 to the October 16, 2002 Form 8-K.

4.17 Forms of Series 1 Warrant and Series 2 Warrant Certificates issued pursuant to the Fourth Amended Reorganization Plan of the Parent is incorporated herein by reference to Exhibit 4.5 to the October 16, 2002 Form 8-K.

4.18 Form of 10 3/8% Senior Secured Notes due January 31, 2005 is incorporated herein by reference to Exhibit 4.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "September 30, 2002 10-Q").

4.19 Forms of Equity Option Certificates issued pursuant to the Fourth Amended Reorganization Plan of the Parent is incorporated herein by reference to Exhibit 4.2 to the September 30, 2002 10-Q.

10.1 Second Amended and Restated Employment Agreement dated as of October 1, 1993, between the Parent, American Bank Note Company and Morris Weissman is incorporated herein by reference to Exhibit 10.1 to the Parent's Annual Report on Form 10-K (as amended) for the year ended December 31, 1993 (the "1993 10-K").

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

10.4 Settlement Agreement dated as of October 30, 2000 between the Parent and John T. Gorman is incorporated herein by reference to Exhibit 10.4 to the Parent's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

10.5 Supplemental Executive Retirement Plan of the Parent effective as of April 1, 1994, is incorporated herein by reference to Exhibit 10.22 to Amendment No. 2 to the Parent's Registration Statement on Form S-4 (File No. 33-79726) filed July 18, 1994.

10.6 Amendments to Supplemental Executive Retirement Plan of the Parent effective April 1, 1994 is incorporated herein by reference to Exhibit
          10.12 to the 1995 10-K.

10.7 Amendment to Supplemental Executive Retirement Plan of the Parent effective July 1, 1997 is incorporated herein by reference to Exhibit
          10.8 to the 1997 10-K.

10.8 Form of severance agreement for designated officers is incorporated herein by reference to Exhibit 10.25 to the Parent's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

10.9 Real Estate Rental Agreement, dated February 29, 1996, between Walter Torre Junior LTDA and American Bank Note Company Grafica E Servicos Ltda for property located in Barueri, Sao Paulo, Brazil is incorporated herein by reference to Exhibit 10.18 to the 1995 10-K.

10.10 Amended and Restated Senior Debt Facility Agreement dated June 26, 2001 between American Banknote Corporation, American Banknote Australasia Holdings, Inc., and Chase Securities Australasia Limited, as Agent and Security Trustee, is incorporated herein by reference to
          Exhibit 10.18 to the 2000 10-K.

10.11 Amending and Restatement Deed (Senior Debt Facility) dated June 2001 between ABN Australasia Limited, ABN Australasia Holdings Pty Ltd, American Banknote Pacific Pty Ltd., American Banknote Australasia PTY Ltd, Leigh-Mardon Payment Systems Pty Limited and American Banknote New Zealand Limited and Chase Securities Australasia Limited, as Agent and Security Trustee, is incorporated herein by reference to Exhibit
          10.19 to the 2000 10-K.

10.12 Shareholders Agreement dated June 2001 between American Banknote Australasia Holdings, Inc., Chase Securities Australasia Limited, as Security Trustee for the Participants and ABN Australasia Limited is incorporated herein by reference to Exhibit 10.20 to the 2000 10-K.

10.13 Banco Bradesco S.A. and American Bank Note Company Grafacia e Servicos Ltda agreements as follows: Supply Agreement For Continuous And Plain Forms, Promotional Printings, Spools And Envelopes Agreement No. 001978 dated 04/03/00; Agreement For The Rendering of Printing Services Agreement No. 001979 dated 03/01/00 (portions omitted pursuant to a request for confidential treatment); and Contract To Furnish Assets, Render Services And Other Agreements Agreement No. 001989 dated 04/03/00, are incorporated herein by reference to Exhibit
          10.22 to the 2000 10-K.

10.14 Form of Separation Agreement by and between the Parent and American Bank Note Holographics, Inc. is incorporated herein by reference to
          Exhibit 10.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 10-Q").

10.15 American Bank Note Holographics, Inc. Form of Underwriting Agreement dated June 1998 is incorporated herein by reference to Exhibit 10.2 to the June 30, 1998 10-Q.

10.16 Post-Retirement Welfare Benefit Trust made and entered into as of December 29, 1989 by International Banknote Company, Inc. and Mr. Edward H. Weitzen and Mr. Eugene Jonas (Trustees) is incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.17 Settlement Agreement dated as of September 22, 2000 by and between the Parent and Lietuvos Bankas is incorporated by reference to Exhibit
          10.26 to the 2000 10-K.

10.18 Consulting, Non-Competition and Termination Agreement, dated as of March 13, 2000 by and between the Parent and Morris Weissman, is incorporated herein by reference to Exhibit B to the Fourth Amended Reorganization Plan of the Parent, filed as Exhibit 2.2 to the September 3, 2002 Form 8-K/A.

10.19 Employment Agreement entered into as of the 1st day of December, 2000 by and between the Parent and Steven G. Singer is incorporated herein by reference to Exhibit 10.32 to the 2000 10-K.

10.20 Consulting Agreement entered into as of the 1st day of February, 2001 by and between the Parent and Gary A. Singer is incorporated herein by reference to Exhibit 10.33 to the 2000 10-K.

10.21 Letter Agreement dated January 29, 1999 by and between the Parent and Patrick Gentile is incorporated herein by reference to Exhibit to
          10.34 to the 2000 10-K.

10.22 Letter Agreement dated November 13, 2000 by and between the Parent and Patrick Gentile is incorporated herein by reference to Exhibit to
          10.35 to the 2000 10-K.

10.23 Employment Agreement dated December 1998 by and between the American Bank Note Company Grafica e Servicos Ltda and Sidney Levy is incorporated herein by reference to Exhibit 10.36 to the 2000 10-K.

10.24 Consulting Agreement dated December 1998 by and between the Parent and Sidney Levy is incorporated herein by reference to Exhibit 10.37 to the 2000 10-K.

10.25 Stock Purchase and Sale Agreement dated the 9th day of January 2001 by and between the Parent and Sidney Levy is incorporated herein by reference to Exhibit 10.38 to the 2000 10-K.

10.26 Agreement between ABNB and Mr. Sidney Levy, dated December 12, 2001, regarding payment of bonus to Mr. Levy upon sale of ABNB shares by the Parent is incorporated herein by reference to Exhibit 10.3 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.27 The Parent's 2002 Management Incentive Plan adopted by the Compensation Committee on March 4, 2002 is incorporated herein by reference to Exhibit 10.39 to the Parent's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K").

10.28 The Parent's Equity and Cash Improvement Program adopted by the Compensation Committee on March 4, 2000 is incorporated herein by reference to Exhibit 10.40 to the 2001 10-K.

10.29 Global Stipulation and Settlement Agreement Among the Parent, American Bank Note Holographics, Inc. and Parties to the ABN and ABNH Securities Actions, is incorporated herein by reference to Exhibit M to the Fourth Amended Reorganization Plan of the Parent, filed as
          Exhibit 2.2 to the September 3, 2002 Form 8-K/A.

10.30 Settlement Agreement, dated as of September 17, 2002, between the Parent and American Bank Note Holographics, Inc. is incorporated herein by reference to Exhibit 10.1 to the October 16, 2002 Form 8-K.

10.31 Consultant Option Agreement, dated as of October 1, 2002, between the Parent and Morris Weissman is incorporated herein by reference to
          Exhibit 10.2 to the October 16, 2002 Form 8-K.

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

99.1*     CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

99.2*     CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

99.3 Memorandum of Understanding Between Plaintiffs in the ABN and ABNH Securities Actions and the Equity Committee, is incorporated herein by reference to Exhibit N to the Fourth Amended Reorganization Plan of the Parent, filed as Exhibit 2.2 to the September 3, 2002 Form 8-K/A.

99.4 Court order dated July 20, 2001, approving settlement with the United States Securities and Exchange Commission, Plaintiff versus and American Banknote Corporation, Defendant. Final Judgment as to Defendant American Banknote Corporation is incorporated herein by reference to Exhibit 99.3 to the 2000 10-K.

*    Filed herewith