Form 10-K/A
period 2002-12-21
AMERICAN BANKNOTE CORP
filed 2003-04-29
CIK 51124

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

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[___]

           As of April 25, 2003, 11,770,815 shares of the registrant's common stock were outstanding.

           Documents incorporated by reference:
                     None

           All capitalized terms used but not defined herein shall have the meanings set forth in the Registrant's Annual Report on Form 10-K, dated March 31, 2003, for the year ended December 31, 2002.

           The Registrant hereby amend its Annual Report on Form 10-K, dated March 31, 2003, for the year ended December 31, 2002 by adding the following Items 11, 12 and 13 of Part III thereto.

PART III

Item 11. Executive Compensation.

Compensation of Executive Officers

           The table below contains information about the annual and long-term compensation for services rendered in all capacities for the last three (3) fiscal years for the named executive officers which represent the twelve months ended December 31, 2002 (Predecessor and Successor Companies combined) and for the years ended December 31, 2001 and 2000 (Predecessor Company).

                                                       Summary Compensation Table                                                      Summary Compensation Table
                                                                                                                                          Annual Compensation
                                       Annual Compensation                     Awards                   Payouts
                                       -------------------                     ------                   -------
                                                                                                               All Other
                                                       Other Annual   Restricted    Securities     LTIP      Compensation
Name and Principal             Salary       Bonus      Compensation      Stock      Underlying    Payouts     ($) (2) (3)
     Position         Year       ($)         ($)         ($) (1)       Award(s)    Options/SARs     ($)       (4) (5) (6)
        (a)           (b)        (c)         (d)           (e)            (f)          (g)          (h)           (i)

Steven G. Singer      2002    422,579       294,108(8)    13,396(9)          -      150,000          -          8,810
Chairman and Chief    2001    357,516       243,750(8)    12,875(9)          -            -          -          3,778
Executive Officer     2000     15,000             -            -             -            -          -        150,000

Sidney Levy           2002    189,786       231,542      161,810(7)          -      125,000          -              -
Director and          2001    201,550       274,659      169,410(7)          -            -          -              -
President Of ABNB     2000    265,239       293,083      167,417(7)          -            -          -              -

Patrick J. Gentile    2002    247,064       151,556(8)    22,699(10)         -      125,000          -          6,993
Executive Vice        2001    222,361       123,750(8)    22,699(10)         -            -          -          6,324
President -           2000    190,835        75,000            -             -            -          -        127,043
Finance and Chief
Financial Officer

David M. Kober        2002     52,083        24,505(8)         -             -       25,000          -            992
Vice President and    2001          -             -            -             -            -          -              -
General Counsel       2000          -             -            -             -            -          -              -
(11)

Patrick D. Reddy      2002     79,010             -            -             -            -          -        163,125
Senior Vice           2001    151,880        37,500(8)         -             -            -          -          6,496
President and         2000    135,000             -            -             -            -          -         51,769
Treasurer

          (1)  With the exception of Mr. Levy, the value of each of the named executive officer's perquisites did not exceed the threshold for disclosure established under Regulation S-K.

          (2)  Amounts shown for 2000 include awards in connection with services performed during 2000, in connection with bankruptcy proceedings to Mr. Singer ($150,000), Mr. Gentile ($125,000) and Mr. Reddy ($50,000).
               Awards are payable over 36 months beginning in January 2001.

          (3)  Amounts shown for 2002 include allocable costs of life insurance for Mr. Singer ($8,810), Mr. Gentile
               ($6,993), Mr. Reddy ($3,125) and Mr. Kober ($992)

          (4)  Amounts shown for 2001 include (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Singer ($3,708), Mr. Gentile ($6,219) and Mr. Reddy ($6,259) and (ii) allocable costs of life insurance for Mr. Singer ($70), Mr. Gentile ($105) and Mr. Reddy ($237).

          (5)  Amounts shown for 2000 include: (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Gentile ($1,600) and Mr. Reddy ($1,368) and (ii) allocable costs of life insurance for Mr.
               Gentile ($443) and Mr. Reddy ($401).

          (6)  Pursuant to Mr. Reddy's severance letter, as a result of his death in August 2002, his estate is entitled to receive continuation of salary in the amount of $160,000 payable in twelve equal monthly installments for a one year period beginning in September 2002.

          (7)  Amounts payable to Mr. Levy include: (i) payments of $96,000, per year in 2002, 2001 and 2000 respectively, pursuant to his Consulting Agreement with the Parent and (ii) reimbursement of Mr.
               Levy's annual school and apartment allowances of $65,810 in 2002, $73,410 in 2001 and $71,417 in 2000.

          (8)  Bonuses payable to Messrs Singer, Gentile and Kober, pursuant to a 2002 incentive bonus program and
               Messrs Singer, Gentile and Reddy pursuant to a 2001 incentive bonus program, approved by the
               Compensation Committee, and based upon objective performance criteria. The calculations of the bonus pursuant to such programs with respect to 2002 were reviewed, approved and paid by the Compensation
               Committee in March 2003, and with respect to 2001 were reviewed, approved and paid by the Compensation
               Committee March 2002.

          (9)  Amounts shown in 2002 and 2001 represent Mr. Singer's compensation for services rendered as a non-
               employee director of Leigh-Mardon, the Parent's Australian subsidiary.

          (10) Represent the first and second installments on the loan forgiven by the Parent to Mr. Gentile pursuant to his employment arrangement (see Item 13, "Loan to Executive Officers").

          (11) Mr. Kober was named Vice President and General Counsel on May 31, 2002 and served on a part-time basis until the end of 2002.

Option/SAR Grants In The Last Fiscal Year

                                                                                   Potential Realizable
                                                                                 Value At Assumed Annual
                                                                                   Rates Of Stock Price
                                                                                 Appreciation for Option
                                 Individual Grants                                       Term(2)
     -------------------------------------------------------------------------- ---------------------------
            Name                         Percent of
                            Number of       Total
                           Securities    Options/SARs   Exercise
                           Underlying     Granted to    Of Base
                           Option/SARs   Employees In    Price      Expiration
                           Granted (#)   Fiscal Year     ($/Sh)        Date         5% ($)       10% ($)
     -------------------- -------------- ------------- ---------- ------------- ------------- -------------
             (a)               (b)            (c)        (d)(1)        (e)           (f)           (g)
     -------------------- -------------- ------------- ---------- ------------- ------------- -------------

     Steven G. Singer        150,000         19.2%        2.50      10/1/2012         0             0
     Sidney Levy             125,000         16.0%        2.50      10/1/2012         0             0
     Patrick J. Gentile      125,000         16.0%        2.50      10/1/2012         0             0
     David M. Kober           25,000          3.2%        2.50      10/1/2012         0             0

(1)  Options were granted with an exercise price equal to or above the fair market value of the Common Stock on the date of grant as determined by the
     Board of Directors.

(2)  These columns show the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and
     10% over the full terms of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange
     Commission and do not represent the Company's estimate or projection of future Common Stock prices. Actual gains, if any, are dependent upon the timing of exercise and the future performance of the Company's Common
     Stock.

           Under the Plan of reorganization, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. The options are scheduled to vest in three equal annual installments December 31, 2002, 2003 and 2004, respectively and are conditioned upon meeting specific performance goals as set by the Board of Directors. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to certain key employees.

           Pursuant to the Plan of reorganization all options to purchase securities of the Predecessor Company existing prior to commencement of the Parent's Chapter 11 Proceeding were cancelled upon consummation of the Plan.

           No stock options or SARs were granted to or exercised by the named executive officers during 2001. The following table sets forth for each of the named executive officers: (a) the number of shares of Common Stock acquired upon the exercise of options during 2002; (b) the value realized from options exercised during 2002; (c) the number of options held as of December 31, 2002, both exercisable and unexercisable; and (d) the value of such options as of that date.

Aggregated Option/SAR Exercises In Last Fiscal Year And
FY-End Option/SAR Values

                                                           Number of
                                                     Securities Underlying           Value of Unexercised
                          Shares                  Unexercised Options/SARs at    In-the-Money Options/SARs at
                       Acquired on     Value          Fiscal Year End (#)             Fiscal Year End ($)
                         Exercise    Realized    ----------------------------    ----------------------------
Name                       (#)          ($)      Exercisable    Unexercisable    Exercisable    Unexercisable
                       -----------   --------    -----------    -------------    -----------    -------------
Steven G. Singer            -            -          50,000        100,000             -              -
Sidney Levy                 -            -          41,667         83,333             -              -
Patrick J. Gentile          -            -          41,667         83,333             -              -
David M. Kober              -            -           8,333         16,667             -              -

All options to purchase securities of the Parent issued pursuant to any option plan existing prior to commencement of the Parent's Chapter 11 Proceeding were cancelled upon consummation of the Plan.

Long Term Incentive Plans Awards In Last Fiscal Year

           No LTIP awards were made to any of the named executive officers in the Summary Compensation Table.

           In March 2002, the Compensation Committee adopted a long term management incentive program called the Equity and Cash Improvement Program, ("ECIP"). The purpose of the ECIP is to more closely align the interests of certain executive officers, the Parent's local management team and certain consultants with those of the Parent's stakeholders. Under the ECIP, objective bonus criteria have been established, based upon specific calculable performance targets within four categories of transactions: (a) acquisitions, mergers or joint ventures requiring little cash investment; (b) sale of assets or subsidiaries; (c) equity creation by debt buy-in; and (d) equity investment.

           The Compensation Committee identified the above transactions for the purpose of establishing three priorities following the Company's reorganization: (1) operating, maintaining and managing returns from the Parent's existing business units; (2) generating substantial cash for the purpose of reducing the principal amount of its public and subsidiary level indebtedness; and (3) realizing long-term value for all stakeholders through strategic transactions that do not require significant cash investment.

Employment Agreements

           Mr. Steven G. Singer was appointed Chief Executive Officer and Chairman of the Board of Directors on November 21, 2000, and serves pursuant to an employment agreement with the Parent with an initial term ending on April 1, 2004. Initially, in November 2000, the Parent's agreement with Mr. Singer provided for a base rate of $180,000 per annum and did not require his services full time. During early 2001, it was determined that Mr. Singer's services were required full time, and an employment agreement was entered into as of April 1, 2001, with an initial base salary of $390,000 per annum. In March 2002, the Compensation Committee increased Mr. Singer's base salary to $425,000 per annum. Mr. Singer's employment agreement is subject to automatic two-year extensions, unless advance notice of non-renewal is given. The agreement provides for his engagement as Chairman of the Board and Chief Executive Officer of the Parent and each of its major operating subsidiaries.

           In the event Mr. Singer's employment with the Parent is terminated or not renewed by the Parent other than for cause or is terminated by Mr. Singer for "good reason" (as defined in the employment agreement), Mr. Singer is entitled to receive a lump sum payment equal to three years of the base salary in effect on the date of termination, and the continuation of medical, dental, life and other insurance coverage called for in the agreement for a period of three years. In addition, all stock options that may be issued to Mr. Singer will become vested and exercisable. The agreement also provides that each year, the Compensation Committee of the Board of Directors shall establish a bonus plan based on achievement of specified performance targets. The target bonus amount is 50% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also includes provisions for payment of a range of bonus amounts, both above (up to 75% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and requires, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Singer for 2002 remained unchanged from 2001. In 2003, the target bonus percentage for Mr. Singer remained unchanged.

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

           Mr. Sidney Levy serves pursuant to an employment agreement with American Bank Note Company Grafica e Servicos Ltda, the Parent's 77.5% owned Brazilian subsidiary. The term of the agreement, as amended, ends on January 1, 2004, and is not subject to automatic renewal provisions. The agreement provides for his engagement as President and General Manager of ABNB and a base salary determined in local currency and adjusted for inflation. The US Dollar equivalent for the year ended December 31, 2002 was approximately $190,000. In addition, for 1999, 2000, 2001 and 2002, Mr. Levy participated in a target bonus plan at ABNB pursuant to which he became eligible for a performance bonus based upon criteria established by the Parent. In the event his current employment agreement is not renewed, Mr. Levy will be entitled to enter into a two-year consulting agreement with ABNB at an annual rate not lower than one half of his then annual base salary. In the event Mr. Levy's employment is terminated other than for cause, or is terminated by Mr. Levy for "good reason" or as a result of a "change in control" (as defined in the agreement), then he will be entitled to receive a severance payment equal to twice his then annual base salary, plus any accrued incentive bonus.

           The Parent also has a consulting agreement with Mr. Levy, the term of which as amended, ends on January 1, 2004, and is not subject to automatic renewal provisions. The agreement provides for Mr. Levy to assist and advise the Parent in its business affairs, and to keep it aware of business opportunities and changes in the business environment that may impact the Parent's interests. Mr. Levy receives $96,000 per annum for these consulting services. In the event the consulting agreement is not renewed, Mr. Levy will be entitled to enter into a new two-year consulting agreement with the Parent, at an annual rate not lower than $48,000.

           In January 2001, the Parent entered into a Stock Purchase and Sale Agreement with Mr. Levy whereby he could purchase a 1.6% interest in ABNB, for an aggregate purchase price of approximately $0.6 million. The sale was contingent upon consummation of the Plan. However, as a result of the delay in consummating the Parent's Plan, and the subsequent devaluation of the Real, the Parent and Mr. Levy agreed on January 4, 2002 to terminate such agreement.

           Under a separate agreement dated December 12, 2001, ABNB agreed to an incentive bonus arrangement with Mr. Levy, which will entitle Mr. Levy to a cash bonus based upon a success formula in the event that ABNB is sold by the Parent during Mr. Levy's employment as President of ABNB.

           Mr. Patrick J. Gentile serves as Executive Vice President and Chief Financial Officer, pursuant to a letter agreement with the Parent dated January 29, 1999, and an additional agreement dated November 13, 2000. The letter agreement provided for a base compensation of $185,000 per annum, which was increased by the Board of Directors to $220,000 per annum effective November 15, 2000. In March 2002, the Compensation Committee increased Mr. Gentile's salary to $240,000 per annum effective retroactively to January 1, 2002. In the event that his employment is terminated by the Parent for any reason other than "For Cause," as defined in the letter, or at his initiative, the Parent will continue his salary for two years with benefits or, at his option, pay him a lump sum equal to two years of the base salary in effect on the date of termination, without benefits. The agreement also provides that Mr. Gentile will participate in any Compensation Committee approved incentive bonus program at a target bonus level commensurate with other senior managers of the Company. For the year 2001, the Parent established a bonus plan for Mr. Gentile based on achievement of specified performance targets. The target bonus amount was 45% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 67.5% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Gentile for 2002 remained unchanged from 2001. In 2003, the target bonus percentage was raised from 45% to 50% of base salary. Mr. Gentile was awarded a participation in the Restructuring Bonus Pool at a $125,000 level, such amount being payable over a 36-month period beginning in January 2001.

           Mr. Patrick D. Reddy served pursuant to a severance letter, which provided for continuation of salary, for one year, and the continuation of certain other benefits upon termination other than "For Cause", which entitled his estate upon his death in August 2002 to a one-year continuation of salary beginning in September 2002. For the year 2001, the Parent established a bonus plan for Mr. Reddy based on achievement of specified performance targets. The target bonus amount was 20% of base salary, based upon 100% achievement of the performance targets established. The bonus plan included a provision for a partial bonus upon achieving at least 85% of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 30% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. Mr. Reddy was awarded a participation in the Restructuring Bonus Pool at a $50,000 level, the remaining balance of which was accelerated and paid upon his death. The Company upon Mr. Reddy's death also received $93,000 representing reimbursement for life insurance premiums paid in prior years.

           Mr. David M. Kober serves as Vice President and General Counsel, effective May 31, 2002. For the year 2002, the Parent established a bonus plan for Mr. Kober based on achievement of specified performance targets. The target bonus amount was 20% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 67.5% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. Mr. Kober's bonus was prorated for his partial year of service.

Repricing of Options/SARs

There were no repricing of Options/SARs in 2002.

Retirement Plan

           Effective April 1, 1994, the Board of Directors approved a supplemental retirement plan for certain executives and management employees of the Parent (the "SERP"). In general, the SERP provides that a participant retiring at age 65 will receive a monthly retirement benefit equal to an amount determined, in the case of the Parent's senior executives, including the named executive officers, by multiplying the participant's "final average compensation" (as defined in the SERP) by a percentage equal to 3% for each of the first ten years plus 1.5% for each of the next twenty years of service, or for junior level executives, by a percentage equal to 2% for each of the first ten years, 1.5% for each of the next ten years and 1% for each of the next ten years. The result of the computation is decreased by a participant's Social Security benefits and any amounts available from the participant's pension or profit sharing plan from the Parent or its predecessors. The retirement income is to be paid at normal or deferred retirement dates for life only with the appropriate actuarial reduction of a joint and survivor election. Early retirement benefits are available with a reduction of 2% for each year less than age 62. No benefit will be provided prior to a participant achieving age 55 and 10 years of service. All participants will receive credit for past service to the Parent or any of its wholly owned subsidiaries. Compensation in excess of $478,154 as of April 1, 2002 (increased by 6% on each plan anniversary date), will not be considered when calculating plan benefits. However, as provided for in the employment contract of Morris Weissman, the Parent's former Chief Executive Officer, his benefit in the SERP was calculated based upon compensation of $800,000.

           The following table shows the estimated annual benefit payable to employees in various compensation and years of service categories based upon the senior executive accrual rates. The estimated benefits apply to an employee retiring at age sixty-five in 2002 who elects to receive his or her benefit in the form of a single life annuity. These benefits would be reduced by any benefits attributable to the Parent's (and its predecessor's) contributions (and the earnings thereon) to pension and/or profit sharing plans and social security.

Pension Plan Table

                                                          Years Of Service
Final Average                 -----------------------------------------------------------------------
Compensation                      10              15             20             25             30
------------                  ----------      ----------     ----------     ----------     ----------
  $125,000                     $ 37,500        $ 46,875       $ 56,250       $ 65,625       $ 75,000
   150,000                       45,000          56,250         67,500         78,750         90,000
   175,000                       52,500          65,625         78,750         91,875        105,000
   200,000                       60,000          75,000         90,000        105,000        120,000
   225,000                       67,500          84,375        101,250        118,125        135,000
   250,000                       75,000          93,750        112,500        131,250        150,000
   300,000                       90,000         112,500        135,000        157,500        180,000
   400,000                      120,000         150,000        180,000        210,000        240,000
   478,154                      143,447         179,307        215,169        251,031        286,892

Directors Compensation And Consulting Contracts

           Up to June 30, 2000, non-employee directors were paid $25,000 per annum for serving as directors and $2,000 for each Board meeting attended in excess of four in any fiscal year and $1,000 for each committee meeting attended. Prior to 1999, under the Deferred Stock and Compensation Plan for Non-Employee Directors (the "Directors Plan"), non-employee directors received common equivalent shares and could elect to defer a portion of their director's fees for serving on or acting as the chairperson of committees of the Board of Directors. The deferral of fees earned interest, and depending on the market value of the Common Stock, could be converted into shares of Common Stock. Any rights to receive shares under the Directors Plan were cancelled upon consummation of the Plan. In addition, the Company filed objection claims for any deferred fees earned under the Directors Plan with none of the Directors filing objections with the Bankruptcy Court. As a consequence, the Company's liability for these fees totaling approximately $0.1 million were extinguished.

           At December 31, 2000, approximately $37,600 was accrued under the Directors Plan for Mr. Goldsmith, the only non-employee director of the Parent who participated in the Directors Plan. No fees were deferred under the Directors Plan in 2000.

           In 2000, Mr. Goldsmith received director's fees of $12,500 for the first six months of 2000, and $50,000 for the balance of the year for services as the Acting Chairman of the Board and as a consultant. At the November 21, 2000 Board of Directors meeting, Mr. Goldsmith was elected Chairman Emeritus of the Board and became a consultant to the Parent, at the rate of $10,000 per month, subject to Compensation Committee ratification. In July 2001, the Parent and Mr. Goldsmith agreed to terminate Mr. Goldsmith's consulting fees. Mr. Goldsmith was awarded a participation in the Restructuring Bonus Pool at a $100,000 level, such amount being payable over a 36-month period beginning in January 2001. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters.

           In 2001, the Parent did not pay Directors fees and did not (nor does it presently) provide any Director retirement benefits. In March 2002, the Compensation Committee ratified a program to pay non-employee director fees retroactive to January 1, 2002. Under the program each non-employee director receive $12,000 per annum for serving on the Board. The non-employee directors receive a $250 fee for each formal committee meeting attended limited to only one fee in the event multiple meetings are held on the same day. An additional $250 per year fee is received for membership on each committee, with the exception of $500 per year paid to each committee chairman.

Compensation Committee Interlocks and Insider Participation

           The Compensation Committee is comprised of Mr. Steele (Chairman), Mr. Goldsmith and Mr. Van Dyke, none of whom is an employee of the Company. As discussed above, however, Mr. Goldsmith did serve as a consultant to the Company for a portion of 2001, and was paid for such consulting services at a rate of $10,000 per month. In addition, in July 2001, when such consulting arrangement was terminated, Mr. Goldsmith was awarded a participation in the Restructuring Bonus Pool at a $100,000 level, such amount being payable over a 36-month period beginning in January 2001.

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

           In April 2001, the Board of Directors established a Compensation Committee and delegated to the Compensation Committee, among other things, authority over all compensation and employee benefit matters, including executive and senior management compensation matters. The committee seeks to balance the interests of its stockholders and creditors with the Parent's need to attract and retain effective members of management. As such, the administration of executive and senior management compensation programs and development of compensation policy and philosophy fall within the authority of the Compensation Committee. The Compensation Committee undertakes this role by reviewing and approving compensation issues for the Parent's executives and senior management. The Compensation Committee is comprised of Mr. Steele (Chairman), Mr. Goldsmith and Mr. Van Dyke, none of whom is an employee of the Company.

           In March 2003, the Compensation Committee met to review and approve the actual corporate performance as set forth in the 2002 approved incentive bonus program. The actual 2002 performance achieved was 116% relative to the specified performance targets set by the Compensation Committee under the program. This resulted in approved bonus awards as a percentage of base salary and in dollar amounts, respectively for each of the named executives for the year 2002 as follows: Mr. Singer – 70.2% and $294,108, Mr. Gentile – 63.2% and $151,556 and Mr. Kober – 24.5% and $24,505. The approved awards were paid in March 2003.

           As a result of the consummation of the Plan, it is contemplated that a Compensation Philosophy and Policy will be adopted in 2003. Such philosophy and policy shall be designed to provide employees with fair, competitive and dynamic compensation, enable the Company to attract, retain and develop a highly-skilled and motivated workforce, and link a material portion of compensation to the accomplishment of specific performance targets.

C. Gerald Goldsmith

Raymond L. Steele

Steven A. Van Dyke

Performance Graph

           The following performance graph compares the Parent's cumulative total stockholder return from December 31, 1997 through December 31, 2002 to that of the Media General Composite, a broad equity market index, and a peer group index selected by the Parent.

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

           The graph assumes simultaneous $100 investments on December 31, 1997, with initial valuations based upon stock prices as of the close of the relevant markets on such date, in the Parent's Common Stock and in each index. The comparison assumes that all dividends are reinvested. Stock price performances shown on the graph are not indicative of future price performance. This data was furnished by Media General Financial Services.

Cumulative Total Return Among American Banknote Corporation, Peer Group Index,
And Composite Broad Market Index From December 31, 1997 To December 31, 2002

                                   Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                     1997         1998         1999         2000         2001         2002
American Banknote Corporation      $100.00      $ 27.38      $   .95      $   .76      $  0.08      $  0.95
Peer Group Index                   $100.00      $ 94.44      $ 71.54      $ 61.37      $106.48      $108.54
Media General Composite            $100.00      $122.24      $149.12      $134.62      $119.19      $ 94.68

Due to the closely held nature of the Company's New Common Stock, the cumulative total return of the Company in the above performance graph is highly speculative and may not provide a meaningful comparison against the Peer Group Index and the Media General Composite.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

           The following table reflects the equity securities of the Parent beneficially owned on April 25, 2003 by (i) each director of the Parent, (ii) each of the executive officers as set forth above in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each other person known by the Parent to own more than 5% of any class of equity securities of the Parent. The address of each director and executive officer is c/o American Banknote Corporation, 560 Sylvan Avenue, Englewood Cliffs, NJ 07632.

                                  Name                                     Percentage of
           Class                   Of              Amount and Nature           Class
            Of                 Beneficial            of Beneficial          Beneficially
           Title                 Owner              Ownership(1)(2)            Owned
           -----                 -----              ---------------            -----

New Common Stock
----------------
                         James Dondero(3)               2,012,576              17.0%
                         C. Gerald Goldsmith                   23               *
                         Sidney Levy                       42,091               *
                         Lloyd I. Miller III(4)           837,205               7.1%
                         Steven G. Singer(5)            2,213,690              18.7%
                         Raymond L. Steele                      0               0
                         Steven A. Van Dyke(6)          5,187,253              43.9%
                         Patrick J. Gentile                42,138               *
                         David M. Kober                     8,333               *
                         Patrick Reddy                          2               *
                         All directors and             -----------             ------
                           executive officers as
                           a group (10 persons)        10,343,311              87.4%

New Series 1 Warrants
---------------------
                         James Dondero(3)                       0               0
                         C. Gerald Goldsmith                    8               *
                         Sidney Levy                          144               *
                         Lloyd I. Miller III(4)            11,948               3.8%
                         Steven G. Singer(5)                9,695               3.1%
                         Raymond L. Steele                      0               0
                         Steven A. Van Dyke(6)             39,421              12.7%
                         Patrick J. Gentile                   160               *
                         David M. Kober                         0               0
                         Patrick Reddy                          1               *
                         All directors and             -----------            ------
                           executive officers as
                           a group (10 persons)            61,377              19.7%

New Series 2 Warrants
---------------------
                         James Dondero(3)                       0               0
                         C. Gerald Goldsmith                    8               *
                         Sidney Levy                          144               *
                         Lloyd I. Miller III(4)            11,948               3.8%
                         Steven G. Singer(5)                9,695               3.1%
                         Raymond L. Steele                      0               0
                         Steven A. Van Dyke(6)             39,421              12.7%
                         Patrick J. Gentile                   160               *
                         David M. Kober                         0               0
                         Patrick Reddy                          1
                         All directors and
                           executive officers as       -----------            ------
                           a group (10 persons)            61,377              19.7%

                         *Less than 1%

     (1)  Unless otherwise indicated, each stockholder has sole investment and voting power.

     (2)  Beneficial ownership includes New Common Stock issuable upon exercise of stock options that are exercisable within the next 60 days for the following executive officers: Mr. Levy--41,667 shares; Mr.
          Singer--50,000 shares; Mr. Gentile--41,667 shares, Mr. Kober--8,333 shares; and all directors and executive officers as a group (10 persons)--141,667 shares in the aggregate.

     (3)  Mr. Dondero may be deemed to beneficially own these securities due to his majority ownership of Highland Capital Management, L.P., which acts as the Investment Advisor for Prospect Street High Income
          Portfolio, Inc., a closed end mutual fund which directly holds all of these securities.

     (4)  Mr. Miller directly holds 11,008 shares of New Common Stock, as well as 3,742 of the Series 1 Warrants, and 3,742 of the Series 2 Warrants.
          Mr. Miller is the manager of Milfam LLC, an Ohio limited liability company which is the managing general partner of Milfam I, L.P., and
          Milfam II, L.P., both Georgia limited partnerships. Milfam I, L.P.
          directly holds 503,752 shares of New Common Stock, as well as 209 of the Series 1 Warrants, and 209 of the Series 2 Warrants. Milfam II,
          L.P. directly holds 353 shares of New Common Stock, as well as 62 of the Series 1 Warrants, and 62 of the Series 2 Warrants. Mr. Miller is
          the advisor to Trust A-4 and Trust C, which were created pursuant to an Amended and Restated Trust Agreement dated September 20, 1983.
          Trust A-4 directly holds 322,016 shares of New Common Stock, as well as 7,909 Series 1 Warrants, and 7,909 Series 2 Warrants. Trust C
          directly holds 76 shares of New Common Stock, as well as 26 of the
          Series 1 Warrants, and 26 of the Series 2 Warrants.

     (5)  These securities are held directly by Castor Investments, L.L.C., whose owners are family members and entities whose beneficiaries are family members of Mr. Singer, and for which Mr. Singer acts as
          Manager.

     (6)  These securities include 282 shares of New Common Stock, 95 Series 1
          Warrants, and 95 Series 2 Warrants that are held directly by Mr. Van
          Dyke. These securities also include 2,272 shares of New Common Stock,
          773 Series 1 Warrants, and 773 Series 2 Warrants owned by a trust named
          Steven & Ann Van Dyke JTWROS, for which Mr. Van Dyke is the sole
          Trustee. The balance of the securities--5,184,699 shares of New Common
          Stock, 38,553 Series 1 Warrants, and 38,553 Series 2 Warrants, are held directly by Bay Harbour Management, L.C. ("Bay Harbour"), a Florida
          limited company and a registered investment adviser under the
          Investment Advisers Act of 1940, as amended, for which Mr. Van Dyke acts as Managing Principal. Bay Harbour holds these shares for the account of eight private investment funds. Mr. Van Dyke disclaims beneficial ownership of the securities held by Bay Harbour, and nothing herein shall be deemed an admission that Mr. Van Dyke is the beneficial owner of those securities.

Securities authorized for issuance under Equity Compensation Plans.

           The following table represents compensation plans under which equity securities of the registrant were authorized for issuance as approved by security holders pursuant to the Plan. There were no equity compensation plans not previously approved by security holders.

Equity Compensation Plan Information

                                                                            Number of securities
                          Number of securities                             remaining available for
                             to be issued           Weighted-average        future issuance under
                            upon exercise of        exercise price of      equity compensation plans
                          outstanding options,     outstanding options,      (excluding securities
Plan category             warrants and rights,     warrants and rights,     reflected in column (a))
-------------             --------------------     --------------------     ------------------------
                                 (a)                     (b)                          (c)

Equity compensation
plans approved by
security holders                780,000                  $2.50                      337,700

Equity compensation
plans not approved
by security holders                 -                                                  -
------------------------------------------------------------------------------------------------------

  Total                         780,000                  $2.50                      337,700

Change in Control

           As a result of the Plan consummation, a change in control occurred, which resulted in the holders of the Parent's 11 1/4% Senior Subordinated Notes receiving in exchange for such notes, approximately 10.6 million shares of New Common Stock, representing approximately 90% of the initial shares of New Common Stock of the reorganized Parent.

Item 13. Certain Relationships and Related Transactions.

           In recognition of services provided during the bankruptcy period, Mr. Gary A. Singer, a brother of Mr. Steven G. Singer, was awarded a participation in the Restructuring Bonus Pool at a $325,000 level, such amount being payable over a 36-month period beginning in January 2001. On November 21, 2000, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized, (but the Company did not execute, pending Compensation Committee ratification), a three-year consulting agreement with Mr. Gary Singer, to ensure the continuity of his services. On March 22, 2001, as Mr. Gary Singer had continued to provide consulting services to the Parent but the authorized agreement remained unexecuted, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized the payment to Mr. Gary Singer of $10,000 for consulting services rendered in January 2001. Thereafter, the Parent entered into a three-year consulting agreement, effective retroactively as of February 1, 2001, and expiring on February 1, 2004, providing for annual consulting fees of $120,000, payable monthly. The consulting agreement provides that if the agreement is terminated, other than for cause, as defined therein, Mr. Gary Singer shall receive a lump-sum payment in an amount that would have otherwise been paid through the term of the agreement. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters.

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

           On June 29, 2000, the Bankruptcy Court entered an order approving a settlement agreement with the Parent's former Chairman and Chief Executive Officer, Morris Weissman (the "Weissman Settlement Agreement"). Pursuant to the Weissman Settlement Agreement, Mr. Weissman agreed to resign his positions as Chairman, Chief Executive Officer, and director of the Parent, and each of the subsidiaries for which he served in such capacities and withdraw his claims under the Plan, with prejudice. In exchange, the Parent agreed to: engage Mr. Weissman on a consulting basis for a term of three years at a yearly consulting fee of $300,000; pay him commissions for transactions initiated by him; offer him options to purchase up to 0.64% of the New Common Stock at a strike price of $2.50 per share; pay him for retirement benefits pursuant to the unfunded SERP agreement; pay for certain insurance benefits for him; reimburse him for expenses relating to his consulting services; and forgive Mr. Weissman for an outstanding receivable totaling $1,620,000 plus interest over a seven-year period. In addition, life insurance policies on Mr. Weissman's life were assigned to him in return for promissory notes issued by Mr. Weissman in favor of the Parent in an amount equal to the cash surrender value of the policies and the Parent agreed to reimburse Mr. Weissman up to $100,000 during the term of the Weissman Settlement Agreement for premiums on a term life insurance policy. In addition to the Weissman Settlement Agreement, Mr. Weissman also agreed to grant to holders of Preferred Stock and Common Stock his entitlement to receive shares of New Common Stock. Payments made in 2002 to Mr. Weissman pursuant to the terms of the Weissman Settlement Agreement were as follows: consultant fees of $300,000 and retirement payments under the unfunded SERP agreement of $297,300. In addition, actual premium payments of $80,000 for the above mentioned term life insurance policy were paid in 2002.

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

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.

AMERICAN BANKNOTE CORPORATION By: /s/ Steven G. Singer Steven G. Singer Chief Executive Officer By: /s/ Patrick J. Gentile Patrick J. Gentile Senior Vice President Finance and Chief Accounting Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K/A (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                   DATE
---------                     -----                                   ----

/s/  Steven G. Singer         Chief Executive Officer and Chairman    April 29, 2003
---------------------         (Principal Executive Officer)
Steven G. Singer

/s/ C. Gerald Goldsmith       Chairman Emeritus and Director          April 29, 2003
-----------------------
C. Gerald Goldsmith

/s/ James Dondero             Director                                April 29, 2003
-----------------
James Dondero

/s/ Sidney Levy               Director                                April 29, 2003
---------------
Sidney Levy

/s/ Lloyd Miller              Director                                April 29, 2003
----------------
Lloyd Miller

/s/ Raymond L. Steele         Director                                April 29, 2003
---------------------
Raymond L. Steele

/s/ Steven A. Van Dyke        Director                                April 29, 2003
----------------------
Steven Van Dyke

Exhibit Index

Exhibit Number	Description

99.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.