Form 10-Q
period 2003-03-31
AMERICAN BANKNOTE CORP
filed 2003-05-15
CIK 51124

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes X    No

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. X Yes No


The number of shares outstanding of the issuer's Common Stock was 11,770,815 shares, par value $.01, outstanding as at May 15, 2003.




                          AMERICAN BANKNOTE CORPORATION

                                    FORM 10-Q

                                    I N D E X


PART I - FINANCIAL INFORMATION

                                                                    Page Number

  Item 1.  Financial Statements........................................   1

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..  21

  Item 4.  Controls and Procedures.....................................  22


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................   23

  Item 6.  Exhibits and Reports on Form 8-K...........................   23


PART I - Financial Information

Item 1. Financial Statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)



                                                                   March 31,
                                                                     2003             December 31,
                                                                  (Unaudited)              2002
                                                                  ------------         -------------
     ASSETS
     Current assets
     Cash and cash equivalents                                         $ 8,614           $ 10,769
     Accounts receivable, net of allowance for doubtful
     accounts $949 and $1,120                                           25,053             24,714
     Inventories, net of allowances
     of $652 and $594                                                   17,951             16,491
     Prepaid expenses and other                                          3,964              4,184
     Deferred tax assets of subsidiaries                                 1,933              1,712
                                                                      ---------          --------
                 Total current assets                                   57,515             57,870
                                                                      ---------          --------
     Property, plant and equipment
     Land                                                                1,913              1,835
     Buildings and improvements                                          8,548              8,183
     Machinery, equipment and fixtures                                  87,711             82,501
     Construction in progress                                              149                 46
                                                                      ---------          --------
                                                                        98,321             92,565
     Accumulated depreciation and amortization                         (47,495)           (42,427)
                                                                      ---------          --------

                                                                        50,826             50,138

     Other assets                                                        5,703              5,121

     Investment in non-consolidated subsidiaries                         5,261              5,035

     Goodwill                                                          104,382             99,587
                                                                      ---------          --------
                 Total assets                                         $223,687           $217,751
                                                                      =========          ========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)


                                                                       March 31,
                                                                         2003            December 31,
                                                                      (unaudited)           2002
                                                                      ------------      --------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of long-term debt                                             55               3,186
Revolving facilities of subsidiaries                                       8,666               1,933
Accounts payable and accrued expenses                                     33,474              38,787
                                                                        ---------           ---------
              Total current liabilities                                   42,195              43,906

Long-term debt                                                           142,720             138,265

Other long-term liabilities                                               17,284              16,921

Deferred taxes                                                             2,126               1,858

Minority interest                                                         26,772              25,582
                                                                        ---------           ---------
              Total liabilities                                          231,097             226,532

Commitments and Contingencies

Stockholders' deficit
Common Stock, par value $.01 per share, authorized 20,000,000
shares; issued 11,828,571 shares                                             118                 118
Capital  surplus                                                          20,893              20,893
Retained (deficit)                                                       (42,086)            (39,431)
Treasury stock, at cost 57,756 shares                                       (103)               (103)
Accumulated other comprehensive gain                                      13,768               9,742
                                                                        ---------           ---------
              Total stockholders' (deficit)                               (7,410)             (8,781)
                                                                        ---------           ---------
                                                                        $223,687            $217,751
                                                                        =========           =========

                 See Notes to Consolidated Financial Statements




AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
 (Dollars in thousands, except per share data)



                                                                 Three Months Ended
                                                                     March 31,
                                                           2003                    2002
                                                       (Successor Co)          (Predecessor Co)
                                                      ----------------         -----------------
    CONTINUING OPERATIONS
    Sales                                                $ 48,872                $ 49,909
                                                         ---------               --------
    Costs and expenses
    Cost of goods sold                                     38,830                  37,531
    Selling and administrative                              7,278                   7,315
    Restructuring                                             366                   1,418
    Depreciation and amortization                           2,758                   2,032
                                                         ---------               --------
                                                           49,232                  48,296
                                                         ---------               --------
                                                             (360)                  1,613
    Other expense (income)
    Interest expense                                        3,136                   3,351
    Gain on senior note repurchase                         (2,013)
    Other, net                                                244                     291
                                                         ---------               --------
                                                            1,367                   3,642
                                                         ---------               --------
    Loss before reorganization
    items, taxes on income and
    minority interest                                      (1,727)                 (2,029)

    Reorganization costs                                       43                     204
                                                         ---------               --------
    Loss before taxes on
    income and minority interest                           (1,770)                 (2,233)

    Taxes on income                                           785                     488
                                                         ---------               --------
    Loss before minority
    interest                                               (2,555)                 (2,721)

    Minority interest                                         100                     464
                                                         ---------               --------
    Loss from continuing operations                      $ (2,655)               $ (3,185)
                                                         =========               =========
    Net income (loss) per common share -
    Basic and Diluted
    Net loss                                              $ (0.22)                N/A
                                                         =========               =========

                 See Notes to Consolidated Financial Statements




AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
 (Dollars in thousands)



                                                                 Three Months Ended
                                                                      March 31,
                                                           2003                     2002
                                                       (Successor Co)          (Predecessor Co)
                                                       --------------          ----------------
      Net loss                                             $ (2,655)                $ (3,185)

        Foreign currency translation adjustment               4,026                   (2,599)
                                                           ---------               -----------
      Comprehensive gain (loss)                             $ 1,371                 $ (5,784)
                                                           =========               ===========


                 See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)




                                                                           Three Months Ended
                                                                                March 31,
                                                                      2003              2002
                                                                    (Successor Co)  (Predecessor Co)
                                                                    --------------  ----------------
      Net cash provided by operating activities                        $ 94            $ 1,392

      Investing Activities
      Capital expenditures                                             (532)            (2,057)
      Proceeds from sale of assets                                        4                  -
                                                                    ---------        ----------
      Net cash used in investing activities                            (528)            (2,057)

      Financing Activities
      Revolving facilities, net                                         434               (922)
      Proceeds (Repayments) of long-term debt, net                      (14)               (12)
      Repurchase of senior notes                                     (2,017)                 -
      Dividend to minority shareholder                                 (268)              (205)
                                                                    ---------        ----------
      Net cash used in financing activities                          (1,865)            (1,139)

      Effect of foreign currency exchange rate changes
      on cash and cash equivalents                                      144               (164)
                                                                    ---------        ----------
      Increase (decrease) in cash and cash equivalents               (2,155)            (1,968)

      Cash and cash equivalents - beginning of year                  10,769              9,740
                                                                    ---------        ----------
      Cash and cash equivalents - end of period                     $ 8,614            $ 7,772
                                                                    ==========        ==========
      Supplemental disclosures of cash flow information
      Taxes                                                           $ 900              $ 700
      Interest                                                          700                700
      Reorganization items                                              200                  4


                 See Notes to Consolidated Financial Statements




AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
       AND COMPREHENSIVE LOSS - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2003
(Dollars in thousands)



                                                                           Accumulated
                                                                             Other
                                                                            Compre-
                    Common         Capital        Retained      Treasury    hensive          Total
                    Stock          Surplus         Deficit       Stock       Loss            Deficit
                   ----------      ----------    -----------    ---------  ------------     -----------
  Balance -
  January 1,
         2003       $ 118          $ 20,893       $ (39,431)    $ (103)     $ 9,742         $ (8,781)

  Net Loss                                           (2,655)                                  (2,655)

  Currency
  Translation
  Adjustments                                                                 4,026            4,026
                   ----------      ----------    -----------    ---------  ----------       -----------
    Balance
   March 31,
     2003           $ 118          $ 20,893       $ (42,086)    $ (103)    $ 13,768         $ (7,410)
                   ==========      ==========    ===========    =========  ==========       ===========

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 91% owned Australian company (see Note G) with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of March 31, 2003 and for the three-month periods ended March 31, 2003 (Successor Company) and 2002 (Predecessor Company) has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the full year.

On December 8, 1999, the Parent (but not any of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). Each of the Parent's subsidiaries have, since that date, continued to operate in the normal course of business, and each is capable of meeting its debts as and when due, with the exception of LM, which has reached an agreement in principle with its banking syndicate to restructure, refinance and/or modify its debt terms (See "Liquidity and Capital Resources"). On August 22, 2002, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") confirmed the Parent's Fourth Amended Plan of Reorganization (the "Plan") in the Chapter 11 Proceeding.

On October 1, 2002 (the "Effective Date"), all conditions required for the effectiveness of the Plan were achieved and the Plan became effective. On the Effective Date, the Parent cancelled all shares of its preexisting common stock and preferred stock, and commenced the issuance of its new common stock, $.01 par value per share ("New Common Stock"), and certain additional rights, warrants and options entitling the holders thereof to acquire New Common Stock, in the amounts and on the terms set forth in the Plan.

In accordance with the AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting ("Fresh Start") as of September 30, 2002. As such, the Company has recorded the effects of the Plan and Fresh Start as of October 1, 2002. Under Fresh Start, a new reporting entity (the "Successor Company" or the "Reorganized Company") is deemed to be created as a result of a change in control of ownership. SOP 90-7 requires, among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their reorganization value ("Reorganization Value"), which is defined as the fair value at the Effective Date, in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Staff Accounting Bulletin No. 54, and the reorganized values have been accordingly recorded on the books and records of the subsidiary companies. Any portion of the Reorganized Company's assets that cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is identified as Reorganization Value in excess of amounts allocable to identified assets and is classified as goodwill ("Goodwill"). This Goodwill will be periodically measured for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, Goodwill of the Company was $104.4 million and $99.6 million at March 31, 2003 and December 31, 2002, respectively. The change in Goodwill between periods was all due to foreign currency translation, in accordance with SFAS No. 52.

As a result of the Company's adoption of Fresh Start accounting, reporting for the Successor Company for the period ended March 31, 2003 reflects the financial results of operations and cash flows of the Successor Company for the three month period ended March 31, 2003 and those of the pre-reorganization Company (the "Predecessor Company") for the three month period ended March 31, 2002. As a result of the application of Fresh Start reporting, the financial statements for the periods after reorganization are not comparable to the financial statements for the periods prior to reorganization.

However, with respect to the Company's income statement, differences between the periods before and after reorganization relate predominantly to interest expense (resulting from the reorganization of the Parent's debt) and depreciation expense (relating to any fair market value adjustments to property, plant and equipment), such that taking these differences into consideration, the results of the Company's operations for the first quarter of 2003 could still be compared to the first quarter of 2002 for the purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company has significant operations not only in Brazil, but in Australia, Argentina and France as well. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the U.S. Dollar. Significant foreign exchange rate fluctuations on a comparative basis continued to exist in the first quarter of 2003 when compared to the same period in 2002. In the period post March 31, 2003, the Brazilian exchange rate has experienced a recovery, as discussed below.

For the first quarter ended March 31, 2003, the Company experienced an average devaluation in the Brazilian and Argentine currencies of approximately 32% and 40%, respectively, against the U.S. Dollar, when compared to the first quarter ended March 31, 2002. The Australian and Euro currencies both during this same period experienced an average appreciation of approximately 16% and 22%, respectively.

The Real continues to experience significant volatility, due in part to the uncertainties with respect to upcoming maturities on large amounts of government indebtedness, the results of Brazil's most recent presidential election (wherein the Worker's Party candidate won by a wide margin), the uncertainty of future funding of Brazil by the International Monetary Fund (IMF), and the cross-border effect of the Argentinean crisis discussed below. Although the average exchange rate for the first quarter of 2003 was R$3.50 to the US Dollar, during the second quarter of 2003 (through May 2, 2003) the average exchange rate improved to R$2.91 to the US Dollar.

ABNB is the Company's largest subsidiary, contributing approximately half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expense in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, the continued long-term threat of currency devaluation could severely impact the Company's ability to repay its 10 3/8% Senior Secured Notes ("Senior Notes") due January 31, 2005. See "Liquidity and Capital Resources" for further information.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At May 2, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.98.

The severe and ongoing economic recession in Argentina continues to negatively impact the carrying value of Transtex, and any further deterioration in the business may impact its ability to continue as a going concern. Despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the first quarter of 2003 of the Successor Company compared to an operating loss in the first quarter of 2002 of the Predecessor Company. While, throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, the government has recently lifted this ban, and as a result, the Parent was able to receive a $0.3 million dividend from Transtex in March 2003. However, there can be no assurance that the ability to repatriate dividends freely out of the country will continue on a consistent basis.

As a result of Argentina's devaluation, effective January 1, 2002, the Company's financial statements include the impact of foreign currency translation on Transtex in accordance with FASB Statement No. 52, "Foreign Currency Translation." The Argentine Peso was therefore adopted as the functional currency for translation purposes. As is the case with the Parent's other foreign subsidiaries, the balance sheet accounts of Transtex have been translated using the exchange rates in effect at the balance sheet date, and the income statement amounts have been translated using the average exchange rate for the first quarter ended March 31, 2003 and 2002 (both Predecessor and Successor Companies).

Reference should be made to the Company's Annual Reports on Form 10-K for the years ended December 31, 2000, December 31, 2001 and December 31, 2002 for a further discussion of other risk factors.


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE B - EARNINGS PER SHARE COMPUTATIONS

Amounts used in the calculation of basic and diluted per share amounts for the quarter ended March 31, 2003 were as follows:



                                                              Three Months Ended
                                                                  March 31,
                                                                    2003
                                                                    ----

Numerator for loss from continuing operations                   $ (2,655)
                                                                =========
Denominator for per share computations
Weighted average number of shares outstanding
 (in thousands):
    Common Stock                                                  11,829
                                                                =========



Earnings per share for periods prior to the October 1, 2002 Effective Date have been omitted as these amounts do not reflect the current capital structure resulting from the consummation of the Plan and therefore would not be comparable.

The denominator for computing diluted income per share excludes certain warrants, equity options and management incentive options issued in accordance with the Plan, as the exercise prices of such warrants and options were greater than the market price of the common shares.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement did not have a material impact on the financial statements.



AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note D - INVENTORIES (Dollars in thousands) consisted of the following:



                                                                    March 31,   December 31,
                                                                       2003        2002
                                                                       ----        ----
Finished goods                                                        $ 625       $ 613
Work-in-progress                                                      8,753       7,294
Raw materials and supplies (net of allowances of
$652 and $594, respectively)                                          8,573       8,584
                                                                   --------    ---------
                                                                   $ 17,951    $ 16,491
                                                                   ========    =========




Inventories are stated at the lower of cost or market with cost being determined either on the first-in-first-out or average cost method.

NOTE E - RESTRUCTURING

In light of the significant stock and bond and food coupon volume reductions, ABN in the first quarter of 2003 evaluated its present facility and capacity needs, and put a formal plan in place to consolidate its Philadelphia operations into its Tennessee facility, thereby placing all of ABN's manufacturing operations under a single plant. As a result, ABN announced the plan to the employees of its Philadelphia plant on January 31, 2003. In March 2003, ABN formally settled with all unions involved, and as a result approximately 50 employees were terminated as part of this downsizing. This resulted in a severance charge in the first quarter of 2003 of approximately $0.4 million related to employee terminations. Costs related to equipment relocation are projected to be approximately $0.2 million and will be funded through internal cash flow and expensed as incurred in accordance with SFAS 146. It is contemplated that the total costs resulting from this restructuring will be recovered within one year from its execution. Management is presently evaluating whether to retain or sell its Philadelphia plant.

In the first quarter of 2002, LM announced a restructuring program for the purpose of consolidating its check manufacturing operations. As a result, approximately 80 employees were terminated at one of its manufacturing facilities. This resulted in a total restructuring charge of $1.9 million of which $1.4 million was paid in the first quarter of 2002, $0.3 million in the second quarter of 2002 and $0.1 million in the third and fourth quarter of 2002, respectively. LM's management believes that the costs incurred from this restructuring will be recovered within one year from its execution.



AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F - LONG-TERM DEBT

On June 26, 2001, LM's $48.2 million debt facility was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement required LM to make a $1.2 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time ending on March 31, 2004. As of March 31, 2003, approximately 9% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

In April 2003, LM's banking syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 final maturity date of the loan. This amount has been reclassified as part of long-term debt as of March 31, 2003.

NOTE G - SEGMENT DATA

Summarized financial information for the three months ended March 31, 2003 and 2002 concerning the Company's reportable segments is as follows (in thousands):


                                                              Three Months Ended
                                                March 31, 2003                 March 31, 2002
                                                (Successor Co)                 (Predecessor Co)
                                                --------------                 ----------------
                                                            Operating                     Operating
                                                             Profit                         Profit
                                              Sales          (Loss)          Sales          (Loss)
                                             ---------    ------------    -----------     -----------
   Brazil                                    $ 21,397       $ 1,100         $ 27,280       $ 3,115
   Australia                                   18,159           275           11,969        (1,329)
   United States                                4,674        (1,161)           6,487           266
   France                                       3,535           250            2,651           141
   Argentina                                    1,107           247            1,522           389
   Corporate - United States                        -        (1,071)               -          (969)
                                             ---------    ------------    -----------     -----------
   Totals                                    $ 48,872        $ (360)        $ 49,909       $ 1,613
                                             =========    ============    ===========     ===========




Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the three months ended March 31, 2003 (Successor Company) and 2002 (Predecessor Company) as follows (Dollars in thousands):




                                                          Three Months Ended
                                                March 31, 2003                 March 31, 2002
                                                (Successor Co)                (Predecessor Co)
                                                --------------                -----------------
                                                Sales            %            Sales              %
                                                -----            -            -----              -
   Transaction Cards and Systems              $ 15,839          32.4         $ 18,284           36.6
    Printing Services and
    Document Management                         11,654          23.9            7,712           15.5
    Security Printing Solutions                 21,379          43.7           23,913           47.9
                                              --------         -----         --------          -----
    Total Sales                               $ 48,872         100.0         $ 49,909          100.0
                                              ========         =====         ========          =====



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 91% owned Australian company (see "Liquidity and Capital Resources") with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

RESULT OF OPERATIONS

Sales by foreign subsidiaries for the three months ended March 31, 2003 (Successor Company) and March 31, 2002 (Predecessor Company) represent approximately 90% and 87%, respectively of the Company's consolidated sales. The Company has significant operations in Brazil, Australia, Argentina and France, whose currencies experienced significant foreign exchange rate fluctuations against the U.S. Dollar. For the first quarter ended March 31, 2003, the Company experienced an average devaluation in the Brazilian and Argentine currencies of approximately 32% and 40%, respectively, against the US Dollar when compared to the first quarter ended March 31, 2002 (Predecessor Company). The Australian and Euro currencies during this same period experienced an average appreciation of approximately 16% and 22%, respectively. In particular, the Brazilian Real in 2002 experienced tremendous volatility against the U.S. Dollar, with the Real devaluing at its lowest level by over 41% against the U.S. Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). Although the average exchange rate for the first quarter of 2003 was R$3.50 to the US dollar, as of May 2, 2003, the Real had strengthened to R$2.91 to the US Dollar, but continues to experience significant volatility, of which a contributing factor is the Argentinean crisis discussed below.

ABNB is the Company's largest subsidiary, contributing approximately half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expense in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, the continued long-term threat of currency devaluation could severely impact the Company's ability to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At May 2, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.98.

The comparisons that follow isolate and quantify the effect changes in foreign exchange rates have had on the results of operations of the Company, thereby enabling comparison of operating results of the Company's subsidiaries in U.S. constant dollar terms ("constant dollars").


COMPARISON OF RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2003 (SUCCESSOR CO) WITH THE THREE MONTHS ENDED MARCH 31, 2002 (PREDECESSOR CO).

SALES

Sales in the first quarter of 2003 decreased by $1.0 million or 2.1% from the first quarter of 2002. Exchange rate devaluation resulted in decreased revenues of approximately $7.6 million, resulting from decreases of $10.0 million attributable to Brazil and $0.7 million to Argentina, partly offset by revenue increases associated with exchange rate appreciation of $2.4 million in Australia and $0.7 million in France. After giving effect to devaluation, sales increased by $6.6 million in constant dollars, as a result of higher sales in Brazil of $4.1 million, Australia of $3.7 million, France of $0.2 million and Argentina of $0.3 million, partly offset by lower sales in the United States of $1.7 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $1.7 million in sales in the United States was due to decreased SPS sales at ABN of stock and bond certificates of $1.1 million, food coupons of $0.8 million partly offset by increases in secure, commercial and government print of $0.2 million. The continued trend toward next day settlement, the overall weakness in the financial markets and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $3.7 million higher when compared to the prior year. This increase was primarily due to $4.2 million in higher PSDM sales resulting from new revenues generated by LM from the introduction of its mail aggregation business. This increase was partly offset by declines in SPS sales of approximately $0.5 million principally due to decreases in check usage and check prices received from banks.

At Transtex, TCS sales increased by $0.3 million despite the severe and ongoing economic recession which continues to negatively impact Argentina. The increase was primarily due to large orders placed in 2003 on prepaid telephone cards partly offset by one-time orders placed in the first quarter of 2002 by banks for debit cards as a result of programs adopted by the government to keep deposits in the banking system. Despite this improvement in sales in the first quarter, there is no guarantee that this trend will continue as credit markets in Argentina continue to remain highly volatile such that the overall trend in card usage remains uncertain.

In France, the increase of $0.2 million in TCS sales at CPS was principally due to an increase in pricing on bank cards of $0.6 million, principally due to new technological enhancements required by the banks to include electronic purse capabilities on cards, partly offset by lower phone card sales of $0.4 million, as a result of the continued weakness in the telecommunications market.

Sales at ABNB in Brazil were $4.1 million higher than in 2002. The net increase is attributable to higher SPS and PSDM sales of $4.4 million and $0.7 million, respectively, partly offset by lower TCS sales of $1.0 million. The increase in SPS sales was primarily due to increased volume levels on electronic print sales of $3.3 million as ABNB gained market share at lower competitive pricing, and an increase in driver license revenues of $1.1 million due to an increase in volume and incremental higher pricing generated from adding fingerprint identification on driver's licenses. The increase in PSDM sales of $0.7 million was primarily due to increased sales of printing services to a new banking customer. These increases were partly offset by a reduction in TCS sales due to lower volumes on sales of phone cards of $1.4 million as a result of the telephone companies' decision to reduce the number of card denominations from two to one, partly offset by an increase in credit cards sales of $0.4 million due to higher volume and increased prices.

COST OF GOODS SOLD

Cost of goods sold in the first quarter of 2003 increased $1.3 million or 3.5% from the first quarter of 2002, with a corresponding decrease in gross margins of $2.3 million. The impact of exchange rate devaluation accounts for decreased cost of goods sold of $5.7 million and increased gross margins of approximately $1.9 million. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $7.8 million and $2.2 million and Argentina - $0.4 million and $0.3 million, partly offset by exchange rate appreciation increases in cost of goods sold and gross margins, respectively, in Australia - $2.0 million and $0.4 million and France - $0.5 million and $0.2 million.

After giving effect to the above devaluation, cost of goods sold in constant dollars increased by $7.0 million, which resulted primarily from the $6.6 million increase in sales discussed above and a change in product mix. As a result, gross margins in constant dollars decreased by approximately $0.4 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 79.5% in 2003 as compared to 75.2% in 2002. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:


                                  Three Months Ended March 31,
                                  2003                       2002
                              (Successor Co)            (Predecessor Co)
                              -------------             ----------------
        Brazil                    78.7%                      77.4%
        Australia                 83.1%                      79.5%
        United States             73.5%                      59.8%
        Argentina                 54.7%                      53.4%
        France                    80.8%                      83.4%

Cost of goods sold at ABNB in Brazil increased by $3.6 million from 2002, with a corresponding increase in gross margins of $0.5 million. Cost of goods sold as a percentage of sales increased by 1.3% when compared to the prior year. The increase in cost of goods sold in constant dollar terms was attributable to both an increase in sales and a change in product mix with higher volumes of electronic print sales at lower margins replacing lower sales from higher margin phone cards. The lower margins on electronic print sales was principally due to competitive pricing pressures and production inefficiencies resulting from the ramp up in higher production volume levels.

Costs of goods sold at LM in Australia increased by $3.6 million and resulted in a corresponding increase in gross margins of $0.1 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 3.6% when compared to the prior year. The increase in cost of goods sold resulted from higher variable costs of $3.9 million resulting from higher sales from the introduction of the mail aggregation business, partly offset by reductions in fixed overhead of $0.3 million resulting from the cost savings and profit improvement programs initiated last year.

Cost of goods sold at ABN in the United States decreased by $0.5 million and resulted in a decrease in gross margins of $1.2 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by approximately 13.7%, when compared to the prior year, principally due to a change in product mix whereby higher margin and lower cost stock and bond and food coupon products continue to decline and are partly replaced by lower margin and higher cost direct fulfillment and secure government and commercial printing products.

In Argentina, cost of goods sold at Transtex was approximately $0.2 million higher than in 2002, which resulted in an increase in gross margins of $0.1 million, primarily due to increased sales. As a percentage of sales, cost of goods sold increased by 1.3% over the prior year primarily due to product mix. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend will continue.

At CPS in France, cost of goods sold increased by approximately $0.1 million when compared to 2002 resulting in an increase in gross margins of $0.1 million. As a percentage of sales, cost of goods sold improved by approximately 2.6% from 2002, primarily due to a change in product mix with higher margin bank cards replacing reduced volumes on lower margin phone cards.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses during the first quarter of 2003 were approximately the same when compared to the first quarter of 2002. Exchange rate devaluation resulted in decreased selling and administrative expenses of approximately $0.5 million, resulting from devaluation related decreases of $0.7 million in Brazil and $0.1 million in Argentina, which decreases were partly offset by an exchange rate appreciation increase of $0.3 million in Australia. This resulted in a net increase in selling and administrative expense from the prior year in constant dollars of $0.5 million. In constant dollars, each of the operating subsidiaries closely approximated the prior year with the exception of $0.4 million in higher selling expenses at ABNB, and higher personnel expenses of $0.1 million at LM, $0.1 million at Transtex and $0.1 million at the Parent, partly offset by lower commissionable sales of $0.2 million at ABN. As a percentage of sales, selling and administrative expenses were comparatively similar (14.9 % in 2003 as compared to 14.7% in 2002).

RESTRUCTURING

The restructuring charge of $0.4 million in the first quarter of 2003 represents severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all its manufacturing operations into its Tennessee facility. (See Note F to the Company's Consolidated Financial Statements provided herein for further information).

The restructuring charge of $1.4 million in the first quarter of 2002 represents termination payments to employees in connection with LM's restructuring program (the "LM Restructuring") for the purpose of consolidating its manufacturing operations (See Note F to the Company's Consolidated Financial Statements provided herein for further information).

DEPRECIATION EXPENSE

Depreciation and amortization expense for the first quarter of 2003 was $0.7 million higher when compared to the first quarter of 2002. Exchange rate devaluation accounts for a decrease of approximately $0.8 million, resulting in a net increase of $1.5 million in constant dollars. This increase was primarily related to the additional depreciation expense at ABNB resulting from the fair valuation of fixed assets in accordance with Fresh Start accounting in the third quarter of 2002.

INTEREST EXPENSE

Interest expense for the first quarter of 2003 was approximately $0.2 million lower when compared to the first quarter of 2002. This decrease resulted primarily from lower interest at ABNB of $0.2 million and ABN of $0.1 million due to lower borrowings partly offset by an increase of $0.1 million in accrued interest on the Parent's Senior Notes.

GAIN ON SENIOR NOTE REPURCHASE

In February 2003, the Parent purchased through privately negotiated transactions a block of $4.0 million face amount of bonds for an aggregate purchase price of $2.0 million. The Parent recorded a gain of approximately $2.0 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price in the first quarter of 2003. See "Liquidity and Capital Resources" for further information.

OTHER, NET

Other net for the first quarter of 2003 was approximately the same when compared to the first quarter of 2002.

BANKRUPTCY COSTS

Bankruptcy costs in the first quarter of 2003 decreased by $0.2 million from the first quarter of 2002. This decrease resulted from additional costs required in 2002 in connection with the consummation of the Parent's Fourth Amended and Restated Plan of Reorganization (the "Plan"). Remaining costs to be incurred will result from the further administrative wind-down of the Plan, which are reasonable and customary to complete the reorganization process and are not expected to be material.

TAXES ON INCOME

Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions, such as state and local taxes and the utilization of foreign taxes in the U.S. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance against its U.S. net operating losses and other U.S. deferred tax assets due to the uncertainty as to the realization of U.S. taxable income in the future.

MINORITY INTEREST

Minority interest represents the 22.5% minority interest in ABNB held by Bradesco Vida e Previdencia S.A., a subsidiary of the Bradesco Group.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows. Cash and cash equivalents decreased by $2.2 million in the first quarter of 2003 compared to a decrease of $2.0 million in the comparable period of 2002. This decrease in cash flow of $0.2 million between the periods resulted from the following:

     o A $1.3 million net decrease in cash flow from operating activities attributable to a $1.2 million unfavorable working capital variance and a $0.1 million decrease in net income after non cash adjustments. The unfavorable working capital variance is principally attributable to the reduced collection of receivables in the first quarter of 2003 compared to the first quarter of 2002. This is principally due to slower collections in 2003 in Brazil on government receivables and the large food coupon order collected at ABN in the first quarter of 2002.

     o A $1.5 million net increase in cash flow from investing activities principally attributable to decreased net capital expenditures in Brazil, Australia, and ABN of $0.4 million, $0.5 million, and $0.6 million, respectively in 2003.

     o A $0.7 million net decrease in cash from financing activities attributable to the Company's use of $2.0 million to buy back its Senior Notes in February 2003, an increase in dividends of $0.1 million paid to ABNB's minority shareholders in 2003 and $1.6 million of increased borrowings in Australia utilized for general working capital purposes. These net decreases were partly offset by lower repayments of $2.9 million related to the prior year pay down of the working capital facility at ABN and a $0.1 million net reduction in repayments on short-term equipment financing in Brazil.

     o A $0.3 million net increase in cash due to the impact of favorable exchange rate valuation in 2003 on cash balances on hand.

SHORT-TERM BORROWINGS. At March 31, 2003 (Successor Company), the Company's subsidiaries had outstanding approximately $2.5 million (excluding letters of credit) under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, had a one year $2 million asset-based working capital facility with a local bank in Tennessee which expired on March 31, 2003 and allowed ABN to borrow at a 5.5% short term interest rate for general working capital and letters of credit purposes. Under the terms of the facility, ABN had the right to renew the facility for two additional years. However, in April 2003 the bank notified ABN that it is presently performing its annual credit review of ABN and has temporarily placed ABN's working capital facility on hold. While ABN is in compliance with all terms of its credit facility, there is no assurance that its local bank will renew the existing line of credit. In the event the line is not renewed, ABN will explore alternative financing arrangements along similar terms with other banks. There is no guarantee that ABN will be able to obtain similar financing, however, the Company believes that ABN will generate sufficient internal cash flow such that the facility will not be required. As a result of the expiration of the facility, at March 31, 2003, ABN had no availability under the line. At such date, ABN had no outstanding borrowings under the line, and had used $0.3 million for outstanding letters of credit, which remain outstanding and in effect as of May 15, 2003. The Company's Brazilian subsidiary, ABNB, had $0.2 million of short-term borrowings at March 31, 2003 in connection with various equipment purchases. The Company's French subsidiary, CPS, had available approximately $1.1 million at March 31, 2003 under its working capital credit facility with no borrowings against the facility as of March 31, 2003. The Company's Australian subsidiary, LM, has a working capital facility of approximately $3.5 million with a local bank collateralized by LM's banking syndicate. At March 31, 2003, LM had used approximately $2.3 million for working capital purposes and $0.3 million for outstanding letters of credit under the line, leaving approximately $0.9 million available for working capital purposes. The Company's Argentine subsidiary, Transtex, had no outstanding borrowings. As a result of overall credit tightening by the banks in Argentina, no further credit terms are available to Transtex.

LONG-TERM DEBT. The Company's long-term debt consists of (i) the $93.8 million of the Parent's 10 3/8% Senior Notes due January 31, 2005, which was reinstated under the Plan and accrues interest in kind, (ii) $48.2 million of LM's senior and subordinated non-recourse debt due June 2004 (the "LM Debt"), and (iii) $0.7 million of mortgage indebtedness at ABN.

Pursuant to the Parent's announcement in its 8-K filed October 16, 2002, the Parent's Board of Directors authorized the Parent to repurchase up to $15 million face amount of its outstanding Senior Notes from time to time at a discount to par value following the Effective Date. The Senior Notes will be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back any Senior Notes will depend upon the availability of cash at the Parent and other corporate developments.

In February 2003, the Parent purchased through privately negotiated transactions a block of $4.0 million face amount of Senior Notes for an aggregate purchase price of $2.0 million. The Parent recorded a gain of approximately $2.0 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price in the first quarter of 2003.

ABILITY TO SERVICE DEBT

The high levels of the Parent's Senior Note indebtedness, $93.8 million at March 31, 2003, poses a high degree of uncertainty as to the Company's ability to repay this debt upon the January 31, 2005 maturity date. Absent a significant increase in available free cash flow from operations, it is the Parent's intention from now until the maturity date to continue to pay in kind its semi-annual interest payments on the Senior Notes in lieu of cash interest, as permitted under its revised indenture. As a result there is significant risk that the Company may not generate sufficient future cash flow from operations to repay these Senior Notes upon maturity. This factor combined with the Company's limited access to capital and financial markets for the purpose of obtaining new financing or equity to refinance the Senior Notes could possibly require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further disclosure relating to these risks.

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

On June 26, 2001, the LM Debt was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its original interest rate on the borrowings. The amended agreement required LM to make a $1.2 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, the banking syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time ending on March 31, 2004. As of March 31, 2003, approximately 9% of this equity vested to the banking syndicate. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001. In April 2003 LM's banking syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 maturity of the loan.

LM's management continues to hold in abeyance certain short-term profit improvement programs requiring the use of capital, pending its ongoing discussions with LM's banking syndicate as to whether a further restructuring, refinancing and or re-capitalization of the LM Debt in advance of the June 2004 loan maturity date can be accomplished. In April 2003, LM and LM's banking syndicate agreed in principle on a capital reorganization of its business so that it can be sold debt-free. As a result, LM's board has appointed a local independent investment bank to act as financial advisors on any sale process to take place. It is likely that, in 2003, as a result of the sales process, the Company will exit as LM's major shareholder for a market consideration to be determined. As the LM Debt is non-recourse to the Parent, should the Parent exit as LM's major shareholder, the Parent would have no further liability and would recognize a non-cash gain upon disposition. While agreements in principle between the Company, LM and LM's banking syndicate have resulted in satisfactory arrangements in the past, there is no certainty that the above process will be satisfactorily concluded. In the event that these discussions are not satisfactorily concluded, there is a possibility LM may not be able to continue as a going concern absent further accommodation from the bank syndicate. Moreover, the Parent notes that LM's capital constraints have caused local management difficulty in upgrading computer and other systems which, in turn, have hampered local management's ability to effectively and efficiently operate, evaluate and restructure its business. Under the terms of the LM Debt, dividends payable to the Parent will continue to be completely restricted.

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

In the third quarter of 2002, the United States Department of Agriculture (the "USDA") gave notice to ABN that the USDA did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN. The elimination of food coupon orders has had a significant impact on the Company's cash flow. While revenue from food coupons as a percentage of total consolidated sales for 2002, 2001 and 2000 was small (approximately 3.5%, 3.3% and 2.5%), the gross margins were significant ($4 million in 2002 and 2001 and $3.7 million in 2000). The reduction in operating margins from food coupon sales will have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further disclosure relating to the reduction in food coupon revenues at ABN.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the captions, "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2003 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which should be considered in connection with a review of this report.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

The Company operates in Brazil, Australia, and France, which had significant foreign exchange fluctuations in 2000, 2001 and 2002. In addition, the Company operates in Argentina, which has recently defaulted on its government debt and has devalued its currency in an effort to end the country's four-year recession.

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in U.S. Dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the three months ending March 31, 2003, the Company experienced an average devaluation in the Brazilian and Argentine currencies of approximately 32% and 40%, respectively. In particular, the Brazilian Real in 2002 experienced tremendous volatility against the US Dollar, with the Real devaluing by as much as 41% (R$3.96) against the US Dollar as of October 22, 2002, when compared to the beginning of the year (R$2.35). Although the average exchange rate for the first quarter of 2003 was R$3.50 to the US Dollar, as of May 2, 2003, the Real had strengthened to R$2.91 to the US Dollar, and continues to experience volatility.

ABNB is the Company's largest subsidiary, contributing approximately half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expense in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, the continued long-term threat of currency devaluation could severely impact the Company's ability to repay its Senior Notes due January 31, 2005.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At May 2, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.98.


ITEM 4  CONTROLS AND PROCEDURES

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



PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On December 8, 1999 (the "Petition Date"), the Parent (but none of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. On that date, the Parent also filed its initial plan of reorganization which set forth the manner in which claims against and interests in the Parent would be treated following its emergence from Chapter
11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries was a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding.

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

On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge any claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on June 25, 2003, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     (a) Exhibit Number         Description

         Exhibit 99.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.3* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.4* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith


     (b) None




                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN BANKNOTE CORPORATION


                                            By:  /s/ Steven G. Singer
                                                -----------------------------
                                                Steven G. Singer
                                                Chairman and Chief Executive
                                                Officer



                                            By:  /s/ Patrick J. Gentile
                                                -----------------------------
                                                Patrick J. Gentile
                                                Executive Vice President and
                                                Chief Financial Officer

Dated:  May 15, 2003