Form 10-Q
period 2003-06-30
AMERICAN BANKNOTE CORP
filed 2003-08-14
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING FOR THE PAST 90 DAYS. |X| YES | | NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). | | YES |X| NO.

INDICATE BY A CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. |X| YES | | NO.

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK WAS 11,828,571 SHARES, PAR VALUE $.01, OUTSTANDING AS AT AUGUST 14, 2003.

                          AMERICAN BANKNOTE CORPORATION

                                    FORM 10-Q

                                    I N D E X

                                                                                 PAGE
                                                                                  NO.
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements .........................................      01

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...............      16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...      31

     Item 4.  Controls and Procedures ......................................      32

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ............................................      33

     Item 6.  Exhibits and Reports on Form 8-K .............................      34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                             June 30,
                                                               2003           December 31,
                                                            (Unaudited)           2002
                                                            -----------       ------------
ASSETS
Current assets
   Cash and cash equivalents                                 $   7,299         $  10,769
   Accounts receivable, net of allowance for doubtful
      accounts of $1,204 and $1,120                             26,911            24,714
   Inventories, net of allowances of $588 and $594              20,434            16,491
   Prepaid expenses and other                                    4,521             4,184
   Deferred taxes                                                2,047             1,712
                                                             ---------         ---------
         Total current assets                                   61,212            57,870
                                                             ---------         ---------

Property, plant and equipment
   Land                                                          2,164             1,835
   Buildings and improvements                                    9,433             8,183
   Machinery, equipment and fixtures                           101,246            82,501
   Construction in progress                                         --                46
                                                             ---------         ---------
                                                               112,843            92,565
   Accumulated depreciation and amortization                   (56,501)          (42,427)
                                                             ---------         ---------
                                                                56,342            50,138

Other assets                                                     5,447             5,121

Investment in non-consolidated subsidiaries                      6,070             5,035

Goodwill                                                       116,719            99,587
                                                             ---------         ---------

         Total assets                                        $ 245,790         $ 217,751
                                                             =========         =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                             June 30,
                                                               2003           December 31,
                                                            (Unaudited)           2002
                                                            -----------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current portion of long-term debt                            53,371             3,186
   Revolving  credit facilities                                  2,470             1,933
   Accounts payable and accrued expenses                        42,261            38,787
                                                             ---------         ---------
         Total current liabilities                              98,102            43,906

Long-term debt                                                  94,505           138,265

Other long-term liabilities                                     17,490            16,921

Deferred taxes                                                   2,433             1,858

Minority interest                                               31,225            25,582
                                                             ---------         ---------
         Total liabilities                                     243,755           226,532

Commitments and Contingencies

Stockholders' equity (deficit)
   Common Stock, par value $.01 per share,
      authorized 20,000,000 shares; issued 11,828,571
      shares                                                       118               118
   Capital  surplus                                             20,893            20,893
   Retained deficit                                            (44,414)          (39,431)
   Treasury stock, at cost 57,756 shares                          (103)             (103)
   Accumulated other comprehensive income                       25,541             9,742
                                                             ---------         ---------
         Total stockholders' equity (deficit)                    2,035            (8,781)
                                                             ---------         ---------
                                                             $ 245,790         $ 217,751
                                                             =========         =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands, except per share data)

                                                     Six Months Ended                   Second Quarter Ended
                                                         June 30,                              June 30,
                                                2003                2002               2003                2002
                                           (Successor Co)     (Predecessor Co)    (Successor Co)     (Predecessor Co)
                                           --------------     ----------------    --------------     ----------------
Sales                                         $ 104,476           $ 102,897           $ 55,604           $52,988
                                              ---------           ---------           --------           -------

Costs and expenses
   Cost of goods sold                            81,574              74,622             42,744            37,091
   Selling and administrative                    15,988              15,284              8,710             7,969
   Restructuring                                    366               1,737                 --               319
   Depreciation and amortization                  5,936               4,174              3,178             2,143
                                              ---------           ---------           --------           -------
                                                103,864              95,817             54,632            47,522
                                              ---------           ---------           --------           -------

                                                    612               7,080                972             5,466
                                              ---------           ---------           --------           -------
Other expense (income)
   Interest expense                               6,326               6,799              3,190             3,448
   Gain on senior note repurchases               (3,393)                 --             (1,380)               --
   Other, net                                       292                 516                 48               225
                                              ---------           ---------           --------           -------
                                                  3,225               7,315              1,858             3,673
                                              ---------           ---------           --------           -------

Income (loss) before reorganization
   items, taxes on income and
      minority interest                          (2,613)               (235)              (886)            1,793

Reorganization costs                                104                 680                 61               475
                                              ---------           ---------           --------           -------

Income (loss) before taxes on
   income and minority interest                  (2,717)               (915)              (947)            1,318

Taxes on income                                   1,876               1,433              1,091               945
                                              ---------           ---------           --------           -------

Income (loss) before minority
   interest                                      (4,593)             (2,348)            (2,038)              373

Minority interest                                   390                 749                290               285
                                              ---------           ---------           --------           -------

         NET INCOME (LOSS)                    $  (4,983)          $  (3,097)          $ (2,328)          $    88
                                              =========           =========           ========           =======

Net income (loss) per common share -
   Basic and Diluted
         Net loss                             $   (0.42)                N/A           $  (0.20)              N/A
                                              =========           =========           ========           =======

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) - UNAUDITED
(Dollars in thousands)

                                                      Six Months Ended                   Second Quarter Ended
                                                          June 30,                              June 30,
                                                          --------                              --------
                                                 2003                2002               2003                2002
                                            (Successor Co)     (Predecessor Co)    (Successor Co)     (Predecessor Co)
                                            --------------     ----------------    --------------     ----------------

Net income (loss)                              $  (4,983)          $  (3,097)          $ (2,328)          $    88

   Foreign currency translation adjustment        15,799             (10,203)            11,773            (7,604)
                                               ---------           ---------           --------           -------

Comprehensive income (loss)                    $  10,816           $ (13,300)          $  9,445           $(7,516)
                                               =========           =========           ========           =======

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                        ----------------------------------
                                                             2003               2002
                                                        (Successor Co)    (Predecessor Co)
                                                        --------------    ----------------
Net cash provided by operating activities                  $  2,140           $ 4,494

Investing Activities
   Capital expenditures                                      (2,505)           (3,927)
   Proceeds from sale of assets                                   4               550
                                                           --------           -------
Net cash used in investing activities                        (2,501)           (3,377)

Financing Activities
   Revolving facilities, net                                    103              (702)
   Proceeds (Repayments) of long-term debt, net                 (27)              (29)
   Repurchase of senior notes                                (2,929)               --
   Dividend to minority shareholder                            (608)             (390)
                                                           --------           -------
Net cash used in financing activities                        (3,461)           (1,121)

Effect of foreign currency exchange rate changes
   on cash and cash equivalents                                 352              (256)
                                                           --------           -------

Decrease in cash and cash equivalents                        (3,470)             (260)

Cash and cash equivalents - beginning of year                10,769             9,741
                                                           --------           -------
Cash and cash equivalents - end of period                  $  7,299           $ 9,481
                                                           ========           =======

Supplemental disclosures of cash flow information
   Taxes                                                   $  1,800           $ 1,600
   Interest                                                   1,400             1,500
   Reorganization items                                         359               189

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2003
(Dollars in thousands)


                                                                                   Other
                                                                                  Compre-         Total
                     Common         Capital       Retained        Treasury        hensive        Equity
                     Stock          Surplus        Deficit         Stock          Income        (Deficit)
                    --------       --------       --------        --------      ------------    ---------
Balance -
January 1,
   2003             $    118       $ 20,893       $(39,431)       $   (103)       $ 9,742       $ (8,781)

Net Loss                                            (4,983)                                       (4,983)

Currency
  Translation
  Adjustments                                                                      15,799         15,799

                    --------       --------       --------        --------        -------       --------
 Balance
 June 30,
   2003             $    118       $ 20,893       $(44,414)       $   (103)       $25,541       $  2,035
                    ========       ========       ========        ========        =======       ========

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 90.6% owned Australian company (see Note F) with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of June 30, 2003 and for the six months and second quarter periods ended June 30, 2003 (Successor Company) and June 30, 2002 (Predecessor Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the six months and second quarter ended June 30, 2003 may not be indicative of the results that may be expected for the full year.

On December 8, 1999, the Parent (but not any of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceeding"). Throughout the Chapter 11 Proceeding, each of the Parent's subsidiaries continued to operate in the normal course of business, and each serviced its debts as and when due. On August 22, 2002, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") confirmed the Parent's Fourth Amended Plan of Reorganization (the "Plan") in the Chapter 11 Proceeding.

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

In accordance with the AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting ("Fresh Start") as of September 30, 2002. The Company recorded the effects of the Plan and Fresh Start as of October 1, 2002. Under Fresh Start, a new reporting entity (the "Successor Company" or the "Reorganized Company") is deemed to be created as a result of a change in control of ownership. SOP 90-7 requires, among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their reorganization value ("Reorganization Value"), which is defined as the fair value at the Effective Date, in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Staff Accounting Bulletin No. 54. The reorganized values have been accordingly recorded on the books and records of the subsidiary companies. Any portion of the Reorganized Company's assets not attributed to specific tangible or identified intangible assets of the Reorganized Company were identified as Reorganization Value in excess of amounts allocable to identified assets and has been classified as goodwill ("Goodwill"). This Goodwill will be periodically measured for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill of the Company was $116.7 million and $99.6 million at June 30, 2003 and December 31, 2002, respectively. The change in Goodwill between periods was all due to foreign currency translation, in accordance with SFAS No. 52.

As a result of the Company's adoption of Fresh Start accounting, reporting for the six months and second quarter ended June 30, 2003 reflects the financial results of operations and cash flows of the Successor Company, while reporting for the six months and second quarter ended June 30, 2002 reflects those of the pre-reorganization Company (the "Predecessor Company"). As a result of the application of Fresh Start reporting, the financial statements for the periods after reorganization are not comparable to the financial statements for the periods prior to reorganization.

With respect to the Company's income statement, however, differences between the periods before and after reorganization relate predominantly to interest expense (resulting from the reorganization of the Parent's debt) and depreciation expense (relating to fair market value adjustments to property, plant and equipment). Taking these differences into consideration, the results of the Company's operations for the six months and second quarter of 2003 can still be compared to the six months and second quarter of 2002 for the purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company has significant operations in Brazil, Australia, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the U.S. Dollar in 2002. Foreign exchange rate fluctuations on a comparative basis continued to exist in the first six months and second quarter of 2003 when compared to the same periods in 2002.

Although the Real and the Argentine Peso have each improved overall, over the last six months, the Company nevertheless experienced an average devaluation of each of these currencies against the U.S. Dollar when compared to the six months of the prior year. Compared to the prior period, the Brazilian and Argentine currencies devalued by approximately 25% and 20%, respectively. The Australian and Euro currencies experienced an average appreciation of approximately 16% and 23%, respectively, during the same period.

For the second quarter ended June 30, 2003, the Company experienced an average devaluation in the Brazilian currency of approximately 16% against the U.S. Dollar when compared to the second quarter ended June 30, 2002. The Argentine, Australian and Euro currencies during this same period experienced an average appreciation of approximately 16%, 16% and 24%, respectively, when compared to the prior year.

Historically, and to date, the Brazilian Real has experienced tremendous volatility against the U.S. Dollar. In 2002, the Real devalued to its lowest level by over 41% against the U.S. Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). The Real ended 2002 at R$3.53 to the US Dollar, a decline of 33% from its rate at the beginning of that year (R$2.35). The average exchange rate for the six months and second quarter ended June 30, 2003 was R$3.24 and R$2.98 to the U.S. Dollar, respectively. As of July 22, 2003, the Real had strengthened to R$2.96 to the U.S. Dollar but has recently fallen back again to R$3.11 to the U.S. Dollar as of August 4, 2003. Despite its significant improvement in 2003, the Real still has experienced average exchange rate devaluation for the six months and second quarter ended June 30, 2003 of 25% and 16%, respectively, against the U.S. Dollar when compared to the prior year. Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the U.S. Dollar.

ABNB is the Company's largest subsidiary, contributing on an annual basis approximately half of the revenues, operating profit and cash flow of the consolidated group. Despite the recent strengthening of the Real, the currency's devaluation over the past two years has severely impacted ABNB's cash flow in U.S. Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expense in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

Furthermore, despite the Real's recent strengthening, the continued devaluation to date and the long-term threat of currency devaluation in Brazil and elsewhere, (along with the weakness of certain product lines at ABN, and the diminished value of LM) could severely impact the Company's ability to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of U.S. $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At July 22, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately U.S.$1 = AR$2.80.

The severe and ongoing economic recession in Argentina continues to negatively impact the carrying value of Transtex. However, despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the six months and second quarter ended June 30, 2003. Throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, although the government has recently lifted this ban. As a result, the Parent was able to receive a $0.3 million and $0.1 million dividend from Transtex in March and July 2003, respectively. However, there can be no assurance that the ability to repatriate dividends freely out of the country will continue on a consistent basis or that Transtex will continue to generate positive cash flow.

As a result of the devaluation of the Argentine Peso, effective January 1, 2002, the Company's financial statements include the impact of foreign currency translation on Transtex in accordance with FASB Statement No. 52, "Foreign Currency Translation." The Argentine Peso was therefore adopted as the functional currency for translation purposes. As is the case with the Parent's other foreign subsidiaries, the balance sheet accounts of Transtex have been translated using the exchange rates in effect at the balance sheet date, and the income statement amounts have been translated using the average exchange rate for the six months and second quarter ended June 30, 2003 and 2002 (both Predecessor and Successor Companies).

Reference should be made to the Notes to the Company's Consolidated Financial Statements and to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Reports on Form 10-K for the years ended December 31, 2000, December 31, 2001 and December 31, 2002 for a further discussion of other risk factors.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE B - EARNINGS PER SHARE COMPUTATIONS

      Amounts used in the calculation of basic and diluted per share amounts for the six months and second quarter ended June 30, 2003 were as follows:

                                                              Six Months Ended    Second Quarter Ended
                                                                  June 30,              June 30,
                                                                    2003                  2003
                                                                  --------              --------
      Numerator for (loss) from continuing operations
         (in thousands)                                           $ (4,983)             $ (2,328)
                                                                  ========              ========

      Denominator for per share computations
      Weighted average number of shares outstanding
         (in thousands):
         Common Stock                                               11,829                11,829
                                                                  ========              ========

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE D - INVENTORIES (Dollars in thousands) consisted of the following:

                                                                June 30,      December 31,
                                                                  2003            2002
                                                                  ----            ----

     Finished Goods                                             $  4,895      $    613
     Work-in-progress                                             10,612         7,294
     Raw materials and supplies (net of allowances of
      $588 and $594, respectively)                                 4,927         8,584
                                                                --------      --------
                                                                $ 20,434      $ 16,491
                                                                ========      ========


Inventories are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) or average cost method.

NOTE E - RESTRUCTURING

In light of significant stock and bond and food coupon volume reductions, in the first quarter of 2003, ABN evaluated its present facility and capacity needs, and put a formal plan in place to consolidate its Philadelphia operations into its Tennessee facility, thereby placing all of ABN's manufacturing operations within a single plant. ABN announced the plan to the employees of its Philadelphia plant on January 31, 2003. In March 2003, ABN formally settled with all unions involved, resulting in the termination of approximately 50 employees as part of this consolidation. Accordingly, ABN recorded a severance charge in the first quarter of 2003 of approximately $0.4 million related to employee terminations. Costs related to equipment relocation were approximately $0.1 million and were funded through internal cash flow and expensed as incurred in accordance with SFAS 146. It is contemplated that the total costs resulting from this restructuring will be recovered within one year from its execution. Management is presently evaluating whether to retain or sell its Philadelphia plant.

In the first quarter of 2002, LM announced a restructuring program for the purpose of consolidating its check manufacturing operations. As a result, approximately 80 employees were terminated at one of its manufacturing facilities. This resulted in a total restructuring charge of $1.9 million of which $1.4 million was paid in the first quarter of 2002, $0.3 million in the second quarter of 2002 and $0.1 million in the third and fourth quarter of 2002, respectively. The payback on costs incurred on the restructuring was recovered within approximately one year from date of execution.

NOTE F - LONG TERM DEBT

On June 26, 2001, LM's $53.3 million debt facility was amended, extending the maturity date of the loan for three years, and reducing the interest rate to approximately 50% of its original interest rate on the borrowings. The amended agreement required LM to make a $1.2 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to LM's banking syndicate ("the Banking Syndicate") in 2000, the Banking Syndicate received approximately 10% of LM's equity vesting over a period of time ending on March 31, 2004. As of June 30, 2003, approximately 9.4% of this equity had vested. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

In April 2003, as a result of an agreement between the Company, LM and the Banking Syndicate to place LM up for sale, the Banking Syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 final maturity date of the loan. In addition, in the second quarter of 2003, the Banking Syndicate agreed to suspend all financial covenant testing on a monthly basis during the sale period. As of June 30, 2003, the total amount of the loan has been classified as current. (See "Liquidity and Capital Resources" and "Ability to Service Debt" for further information).

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE I - SEGMENT DATA

Summarized financial information for the six months ended June 30, 2003 and 2002 concerning the Company's reportable segments is as follows (in thousands):

                                                                    Six Months Ended
                                                                    ----------------
                                                   June 30, 2003                       June 30, 2002
                                                   (Successor Co)                     (Predecessor Co)
                                                   --------------                     ----------------
                                                              Operating                           Operating
                                                               Profit                               Profit
                                               Sales           (Loss)              Sales            (Loss)
                                             --------         ---------          --------         ---------
      Brazil                                 $ 46,175          $ 3,378           $ 54,939          $ 6,717
      Australia                                37,529             (423)            24,656           (1,333)
      United States                            10,639           (1,083)            16,258            2,843
      France                                    7,870              353              4,678              327
      Argentina                                 2,263              463              2,366              534
      Corporate - United States                    --           (2,076)                --           (2,008)
                                             --------          -------           --------          -------
      Totals                                 $104,476          $   612           $102,897          $ 7,080
                                             ========          =======           ========          =======

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the six months ended June 30, 2003 and 2002 as follows (Dollars in thousands):

                                                                    Six Months Ended
                                                                    ----------------
                                                   June 30, 2003                       June 30, 2002
                                                   (Successor Co)                     (Predecessor Co)
                                                   --------------                     ----------------
                                               Sales              %                Sales              %
                                             --------         ---------          --------         ---------
      Transaction Cards and Systems          $ 33,955             32.5           $ 34,084             33.1
      Printing Services and
         Document Management                   27,066             25.9             16,575             16.1
      Security Printing Solutions              43,455             41.6             52,238             50.8
                                             --------          -------           --------          -------
      Total Sales                            $104,476            100.0           $102,897            100.0
                                             ========          =======           ========          =======

Summarized financial information for the second quarter ended June 30, 2003 and 2002 concerning the Company's reportable segments is as follows (in thousands):

                                                                Second Quarter Ended
                                                                --------------------
                                                  June 30, 2003                       June 30, 2002
                                                  (Successor Co)                     (Predecessor Co)
                                                  --------------                     ----------------
                                                             Operating                          Operating
                                               Net            Profit              Net             Profit
                                              Sales           (Loss)             Sales           (Loss)
                                             -------         ---------          -------         ---------
      Brazil                                 $24,778          $ 2,278           $27,659          $ 3,602
      Australia                               19,370             (698)           12,687               (4)
      United States                            5,965               78             9,771            2,577
      France                                   4,335              103             2,027              186
      Argentina                                1,156              216               844              145
      Corporate - United States                   --           (1,005)               --           (1,040)
                                             -------          -------           -------          -------
      Totals                                 $55,604          $   972           $52,988          $ 5,466
                                             =======          =======           =======          =======

The table below presents the principal product line components of these sales for the second quarter ended June 30, 2003 and 2002 as follows (dollars in thousands):

                                                                Second Quarter Ended
                                                                --------------------
                                                  June 30, 2003                       June 30, 2002
                                                  (Successor Co)                     (Predecessor Co)
                                                  --------------                     ----------------
                                              Sales              %               Sales              %
                                             -------         ---------          -------         ---------
      Transaction Cards and Systems          $18,115             32.6           $15,878             30.0
      Printing Services and
         Document Management                  15,412             27.7             8,864             16.7
      Security Printing Solutions             22,077             39.7            28,246             53.3
                                             -------          -------           -------          -------
      Total Sales                            $55,604            100.0           $52,988            100.0
                                             =======          =======           =======          =======

NOTE J - OTHER EVENTS

State and Local Taxes

The statute of limitations relating to a potential assessment of New York City Franchise taxes, for tax years ended 1993 through 1997, expired on June 30, 2002. As a result of the expired statute, in the third quarter of 2002, the Parent reversed $0.4 million of amounts that had been reserved for assessment, including interest of $0.1 million. The Parent continues to vigorously contest the NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.3 million related to tax years up to and including 1992, for which the Parent believes it is adequately reserved. Management believes that it has meritorious defenses with regard to the assessment for these years.

Brazil Value Added Taxes

      In July 2002, ABNB filed a tax claim with the Brazil federal government to utilize approximately $3.5 million in certain value added tax credits not previously claimed. ABNB was permitted to carry forward these credits and fully utilize them in 2002 against federal taxes. In the third and fourth quarter of 2002, ABNB utilized approximately $2.0 million and $1.5 million, respectively of these credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the U.S. operating subsidiary, American Bank Note Grafica e Servicos, Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 90.6% owned Australian company (see "Liquidity and Capital Resources") with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

RESULTS OF OPERATIONS

Sales by foreign subsidiaries represented approximately 90% and 84% of the Company's consolidated sales for the six months ended June 30, 2003 (Successor Company) and June 30, 2002 (Predecessor Company), respectively. Sales by foreign subsidiaries represented approximately 89% and 82% of the Company's consolidated sales for the second quarter ended June 30, 2003 (Successor Company) and June 30, 2002 (Predecessor Company), respectively. The Company has significant operations in Brazil, Australia, Argentina and France, where currencies have experienced significant foreign exchange rate fluctuations against the U.S. Dollar.

Although the Real and the Argentine Peso improved over the last six months, the Company nevertheless experienced an average devaluation against the U.S. Dollar when compared to the six months of the prior year in the Brazilian and Argentine currencies of approximately 25% and 20%, respectively. The Australian and Euro currencies experienced an average appreciation of approximately 16% and 23%, respectively, during the same period.

For the second quarter ended June 30, 2003, the Company experienced an average devaluation in the Brazilian currency of approximately 16%, against the U.S. Dollar when compared to the second quarter ended June 30, 2002. The Argentine, Australian and Euro currencies during this same period experienced an average appreciation of approximately 16%, 16% and 24%, respectively, when compared to the prior year.

Historically, and to date, the Brazilian Real has experienced tremendous volatility against the U.S. Dollar. In 2002, the Real devalued to its lowest level by over 41% against the U.S. Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). The Real ended 2002 at R$3.53 to the US Dollar, a decline of 33% from its rate at the beginning of that year (R$2.35). The average exchange rate for the six months and second quarter ended June 30, 2003 was R$3.24 and R$2.98 to the U.S. Dollar, respectively. As of July 22, 2003, the Real had strengthened to R$2.96 to the U.S. Dollar but has recently fallen back again to R$3.11 to the U.S. Dollar as of August 4, 2003. Despite its significant improvement in 2003, the Real still has experienced average exchange rate devaluation for the six months and second quarter ended June 30, 2003 of 25% and 16%, respectively, against the U.S. Dollar when compared to the prior year. Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the U.S. Dollar.

ABNB is the Company's largest subsidiary, contributing on an annual basis approximately half of the revenues, operating profit and cash flow of the consolidated group. Despite the recent strengthening of the Real, the currency's devaluation over the past two years has severely impacted ABNB's cash flow in U.S. Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expenses in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result.

Furthermore, despite the Real's recent strengthening, the continued devaluation to date and the long-term threat of currency devaluation in Brazil and elsewhere, (along with the weakness of certain product lines at ABN, and the diminished value of LM) could severely impact the Company's ability to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of U.S. $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At July 22, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately U.S.$1 = AR$2.80.

THE COMPARISONS THAT FOLLOW ISOLATE AND QUANTIFY THE EFFECT THAT CHANGES IN FOREIGN EXCHANGE RATES HAVE HAD ON THE RESULTS OF OPERATIONS OF THE COMPANY, THEREBY ENABLING COMPARISON OF OPERATING RESULTS OF THE COMPANY'S SUBSIDIARIES IN U.S. CONSTANT DOLLAR TERMS ("CONSTANT DOLLARS"). IN PERFORMING THIS COMPARISON, THE COMPANY UTILIZES A CONSTANT DOLLAR EXCHANGE RATE AS IF THE EXCHANGE RATE FOR THE CURRENT YEAR (SIX MONTHS AND SECOND QUARTER ENDED JUNE 30,
2003) REMAINED AT THE SAME LEVELS AS THE PRIOR YEAR (SIX MONTHS AND SECOND QUARTER ENDED JUNE 30, 2002).

COMPARISON OF RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2003 WITH THE SIX MONTHS ENDED JUNE 30, 2002.

Sales

Sales increased by $1.6 million or 1.5% from 2002 despite exchange rate fluctuations that, in aggregate, reduced revenues by approximately $9.0 million. The adjustments due to exchange rate fluctuations included a $15.0 million decline in sales attributable to a devaluation of the Brazilian Real and a $0.6 million decline attributable to a devaluation of the Argentine Peso, partly offset by an appreciation in the Australian and Euro (France) currencies that resulted in increased revenues of $5.1 million and $1.5, respectively. In constant dollars, sales increased by $10.6 million as a result of higher sales in Brazil of $6.3 million, Argentina of $0.5 million, France of $1.7 million and Australia of $7.7 million, partly offset by lower sales in the United States of $5.6 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $5.6 million in sales in the United States was due to decreased SPS sales at ABN of food coupons of $4.0 million, stock and bond certificates of $2.4 million, and $0.9 million of lower revenue generated from ABN's distribution and fulfillment program with the United States Postal Service (the "USPS") due to the loss of a major customer in 2002 and lower overall customer demand resulting from a U.S. postal stamp rate increase. These decreases were partly offset by $1.7 million of increases in secure commercial and government print sales at lower margins. The continued reduction in stock and bond certificate sales is due to the trend toward book entry securities and next day settlement (reducing or eliminating the need for physical certificates), as well as a decline in new issues of securities. The elimination in food coupon sales reflects the completion of the United States Department of Agriculture's (the "USDA's") transition to the electronic benefits program. In general, the overall demand for secure paper-based documents of value that are used in the public and private sector continues to decline. These trends have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $7.7 million higher when compared to the prior year. This increase was due to $8.5 million in higher PSDM sales primarily resulting from new revenues generated by LM through the introduction of its mail aggregation business and $0.4 million in higher TCS sales due to increased transaction card volumes. These increases were partly offset by lower SPS sales of $1.2 million, of which $0.8 million represents a reduction in passport orders placed by the Australian government as a result of its decision not to renew the passport contract with LM and $0.4 million in lower sales due to decreases in check usage and check prices received from banks.

At Transtex, TCS sales increased by $0.5 million despite the severe and ongoing economic recession which continues in Argentina. The increase in TCS sales was primarily due to a higher volume of orders placed in 2003 on prepaid telephone cards, partly offset by lower prices received on cards due to competitive pressures. Because of the volatility of Argentine credit markets, however, the overall trend in card usage remains uncertain. As a result, there can be no assurance that the volume of TCS sales will continue to grow.

In France, the increase of $1.7 million in TCS sales at CPS was principally due to an increase in sales on bank cards of $1.8 million. This increase was primarily due to the banks' requirement that CPS purchase and charge them for the cost of non-personalized base stock transactions cards. CPS also received higher pricing for new technological enhancements required by certain banks to include electronic purse capabilities on cards. In addition, a higher volume of phone card orders placed in 2003 versus 2002 partly offset by lower prices for such cards resulted in a net increase in phone card sales of $0.2 million. These increases were partly offset by a decrease of $0.3 million in other financial consumer card sales resulting from a weak consumer market.

Sales at ABNB in Brazil were $6.3 million higher than in 2002. The net increase is attributable to higher SPS and PSDM sales of $3.8 million and $3.7 million, respectively, partly offset by lower TCS sales of $1.2 million. The increase in SPS sales was primarily due to increased volume levels on electronic print sales of $2.4 million as ABNB gained market share at lower competitive pricing, and an increase in driver license revenues of $1.4 million due to an increase in volume and higher incremental pricing generated from adding fingerprint identification on driver's licenses. The increase in PSDM sales of $3.7 million was primarily due to increased sales of printing services to new banking customers. These increases were partly offset by a reduction in TCS sales due to lower volumes on sales of phone cards of $2.0 million as a result of the telephone companies' decision to reduce the number of card denominations from two to one, partly offset by an increase in credit card sales of $0.8 million due to higher volume and increased prices.

Cost of Goods Sold

Cost of goods sold increased $7.0 million or 9.3% as compared to 2002, with a corresponding decrease in gross margins of $5.4 million. The impact of exchange rate devaluation accounts for decreased cost of goods sold of $6.3 million and decreased gross margins of $2.7 million. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows:
Brazil - $11.4 million and $3.6 million and Argentina - $0.3 million and $0.2 million. The devaluation in these countries was partly offset by exchange rate appreciation in costs of goods sold and gross margins, respectively, in Australia - $4.2 million and $0.8 million and France - $1.2 million and $0.2 million.

In constant dollars, cost of goods sold increased by $13.3 million, which resulted primarily from the increase in sales discussed above, a shift in product mix towards higher volume, lower margin products, and overall competitive pricing pressures. As a result, gross margins in constant dollars decreased by approximately $2.7 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 78.1% in 2003 as compared to 72.5% in 2002. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                            Six Months Ended June 30,
                                            -------------------------
                                        2003                        2002
                                 (Successor Company)        (Predecessor Company)
                                 -------------------        ---------------------
            Brazil                      76.3%                       76.9%
            Australia                   82.7%                       75.7%
            United States               69.6%                       54.4%
            Argentina                   57.1%                       51.6%
            France                      84.3%                       77.9%

Cost of goods sold at ABNB in Brazil increased by $4.4 million from 2002, with a corresponding increase in gross margins of $1.9 million. Cost of goods sold as a percentage of sales decreased by 0.6% when compared to 2002. The increase in cost of goods sold in constant dollar terms was primarily attributable to the increase in sales discussed above. In addition, there were higher fixed costs primarily attributable to increased maintenance, rental and communication costs with respect to SPS driver's license and electronic print and PSDM products, and additional maintenance required on the TCS phone card chemical lines. These increases were partly offset by a favorable product mix resulting from higher margin sales of SPS driver's license and intaglio products, PSDM products and TCS magnetic stripe transaction cards, partly offset by lower margins on SPS electronic print and TCS phone card sales.

Costs of goods sold at LM in Australia increased by $8.1 million and were accompanied by a decrease in gross margins of $0.4 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 7.0% when compared to the prior year. The increase in cost of goods sold in constant dollar terms is primarily due to a change in product mix resulting from higher variable costs and lower margins from the introduction of LM's mail aggregation business. A reduction in volume order levels on higher margin bank checks, passports, and transaction card sales contributed to the trend toward lower margins.

Cost of goods sold at ABN in the United States decreased by $1.3 million and gross margins declined $4.3 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by approximately 15.2% when compared to the prior year , as higher margin and lower cost stock and bond and food coupon products continued to decline and were partly replaced by lower margin, higher cost direct fulfillment, secure government and commercial printing products. In addition, fixed costs were lower as a result of the consolidation of ABN's Philadelphia operation into its Tennessee facility (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

In Argentina, cost of goods sold at Transtex was approximately $0.4 million higher than in 2002, with an increase in gross margins of $0.1 million, primarily as a result of increased sales. Cost of goods sold as a percentage of sales increased by 5.5% over the prior year. This increase was primarily due to a higher volume of cards produced at significantly lower competitive prices along with higher imported raw material costs due to the weak Argentine Peso.

At CPS in France, cost of goods sold increased by approximately $1.8 million when compared to 2002 resulting in a decrease in gross margins of $0.1 million. As a percentage of sales, cost of goods sold increased by approximately 6.4% from 2002 primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the banks. In addition, there was a change in product mix resulting from an increase in lower margin phone card orders beginning in the second quarter of 2003.

Selling and Administrative Expenses

Selling and administrative expenses increased by $0.7 million when compared to 2002. Exchange rate devaluation resulted in decreases in such expenses of approximately $1.1 million and $0.1 million which were attributable to Brazil and Argentina, respectively, partly offset by an appreciation in Australia of $0.8 million and France of $0.1 million. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $1.0 million. In constant dollars, ABNB's selling expense increased by $0.9 million due to increased sales and LM's administrative expense increased by $0.7 million as a result of establishing a provision to settle the Australian General Sales Tax office claim (See Part II Item 1 "Legal Proceedings" for further information). These increases were partly offset by $0.2 million in lower commissionable sales at ABN, and lower administrative expenses of $0.4 million at ABN due to the reduction in personnel expenses related to the closure of its Philadelphia plant and additional cost cutting initiatives at its Tennessee facility. As a result of the above, selling and administrative expenses as a percentage of sales were higher at 15.3 % in 2003 as compared to 14.9% in 2002.

Restructuring

The restructuring charge of $0.4 million in the first six months of 2003 represents severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all of its manufacturing operations into its Tennessee facility. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

The restructuring charge of $1.7 million for the first six months of 2002 represents termination payments to employees in connection with LM's restructuring program (the "LM Restructuring") for the purpose of consolidating its manufacturing operations (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

Depreciation Expense

Depreciation and amortization expense for the first six months of 2003 was $1.8 million higher when compared to the first six months of 2002. Exchange rate devaluation accounts for a decrease of approximately $1.1 million, resulting in a net increase of $2.9 million in constant dollars. This increase was primarily related to the additional depreciation expense at ABNB resulting from the fair valuation of fixed assets which resulted in a step-up in basis in accordance with Fresh Start accounting in the third quarter of 2002.

Interest Expense

Interest expense was approximately $0.5 million lower when compared to 2002. Exchange rate appreciation accounts for an increase of approximately $0.1 million, resulting in a net decrease of $0.6 million in constant dollars. This decrease resulted primarily from lower interest at ABNB of $0.6 million and ABN of $0.1 million due to lower borrowings partly offset by an increase of $0.1 million in accrued interest on the Parent's Senior Notes.

Gain on Senior Note Repurchase

In 2003, through privately negotiated transactions, the Parent purchased $6.3 million face amount of bonds for an aggregate purchase price of $2.9 million. The Parent recorded a gain for the six months ended June 30, 2003 of approximately $3.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price. (See "Liquidity and Capital Resources" for further information).

Other, Net

Other net in 2003 was approximately the same when compared to 2002 after giving effect to a net exchange rate devaluation of approximately $0.1 million.

Bankruptcy Costs

Bankruptcy costs decreased by $0.6 million from 2002. This decrease resulted from additional costs required in 2002 in connection with the consummation of the Parent's Fourth Amended and Restated Plan of Reorganization (the "Plan"). Remaining costs to be incurred will result from the further administrative wind-down of the Plan, which are reasonable and customary to complete the reorganization process and are not expected to be material.

Taxes on Income

Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of credits for payment of foreign taxes in the U.S. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance against its U.S. net operating losses and other U.S. deferred tax assets due to the uncertainty as to the realization of U.S. taxable income in the future.

Minority Interest

Minority interest represents the 22.5% minority interest in ABNB held by Bradesco Vida e Previdencia S.A., a subsidiary of the Bradesco Group.

COMPARISON OF RESULTS OF THE SECOND QUARTER ENDED JUNE 30, 2003 WITH THE SECOND QUARTER ENDED JUNE 30, 2002.

Sales

Sales increased by $2.6 million or 4.9% from 2002 despite exchange rate fluctuations that, in the aggregate, reduced revenues by approximately $1.1 million. The adjustments due to exchange rate fluctuations included a $4.7 million decline in sales attributable to a devaluation of the Brazilian Real, which was partly offset by appreciation increases of $2.6 million in Australia, $0.8 million in France and $0.2 million in Argentina. In constant dollars, sales increased by $3.7 million as a result of higher sales in Brazil of $1.9 million, Argentina of $0.1 million, France of $1.5 million and Australia of $4.0 million, partly offset by lower sales in the United States of $3.8 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $3.8 million in sales in the United States was due to decreased SPS sales at ABN of food coupons of $3.2 million, stock and bond certificates of $1.3 million, and $0.9 million of lower revenue generated from ABN's distribution and fulfillment program with the USPS due to the loss of a major customer in 2002 and lower overall customer demand resulting from a U.S. postal stamp rate increase. These decreases were partly offset by $1.6 million of increases in secure commercial and government print at lower margins. The continued reduction in stock and bond certificate sales is due to the trend toward book entry securities and next day settlement (reducing or eliminating the need for physical certificates), and fewer new issues. The elimination in food coupon sales reflects the completion of the USDA's transition to the electronic benefits program. In general, the overall demand for secure paper-based documents of value that are used in the public and private sector continues to decline. These trends have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $4.0 million higher when compared to the prior year. This increase was due to $4.4 million in higher PSDM sales primarily resulting from new revenues generated by LM through the introduction of its mail aggregation business and $0.4 million in higher TCS sales due to increased transaction card volumes. These increases were partly offset by lower SPS sales of passports of $0.8 million, as a result of the decision by the Australian government not to renew the passport contract with LM.

At Transtex, TCS sales increased by $0.1 million despite the severe and ongoing economic recession which continues in Argentina. The increase was primarily due to large orders placed in 2003 on prepaid telephone cards partly offset by lower prices received on cards due to competitive pressures. Because of the volatility of Argentine credit markets, however, the overall trend in card usage remains uncertain and there can be no assurance that the volume of TCS sales will continue to grow.

In France, the increase of $1.5 million in TCS sales at CPS was principally due to an increase in bank card sales of $1.1 million as banks required CPS to begin purchasing and charging them for the cost of non-personalized base stock transaction cards. In addition, phone card orders increased by $0.6 million, despite lower prices for such cards, due to higher volume levels in 2003 as compared to a sharp drop-off in orders in the second quarter of 2002. These increases were offset by a $0.2 million decrease in other financial consumer card sales due to lower demand, resulting from a weak consumer market.

Sales at ABNB in Brazil were $1.9 million higher than in 2002. The net increase is attributable to higher PSDM sales of $2.6 million, partly offset by lower TCS and SPS sales of $0.3 million and $0.4 million, respectively. The increase in PSDM sales of $2.6 million was primarily due to increased sales of printing services to new banking customers. These increases were partly offset by a reduction in TCS sales due to lower volumes on sales of phone cards of $1.5 million as a result of the telephone companies' decision to reduce the number of card denominations from two to one, partly offset by an increase in credit cards sales of $1.2 million due to increased prices partly offset by lower volumes. The decrease in SPS sales was primarily due to decreased volume levels on electronic print sales of $0.7 million due to the loss of a major customer, offset by an increase in driver license revenues of $0.3 million due to an increase in volume and higher incremental pricing generated from adding fingerprint identification on driver's licenses.

Cost of Goods Sold

Cost of goods sold increased $5.7 million or 15.2% as compared to 2002, with a corresponding decrease in gross margins of $3.0 million. The impact of exchange rate devaluation accounts for decreased cost of goods sold of $0.5 million and decreased gross margins of $0.5 million. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $3.5 million and $1.2 million, partly offset by an exchange rate appreciation which resulted in an increase to cost of goods sold and gross margins respectively, in Australia - $2.2 million and $0.5 million, in Argentina - $0.1 million and nil, and in France - $0.7 million and $0.1 million.

In constant dollars, cost of goods sold increased by $6.2 million, which resulted primarily from the increase in sales discussed above and a shift in product mix towards higher volume, lower margin products. As a result, gross margins in constant dollars decreased by approximately $2.5 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 76.9% in 2003 as compared to 70.0% in 2002. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                          Second Quarter Ended June 30,
                                          -----------------------------
                                        2003                        2002
                                 (Successor Company)        (Predecessor Company)
                                 -------------------        ---------------------
            Brazil                      74.2%                       76.5%
            Australia                   82.2%                       72.1%
            United States               66.6%                       50.8%
            Argentina                   59.4%                       48.6%
            France                      87.2%                       70.6%

Cost of goods sold at ABNB in Brazil increased by $0.7 million from 2002, with a corresponding increase in gross margins of $1.2 million. Cost of goods sold as a percentage of sales decreased by 2.3% when compared to 2002. The increase in cost of goods sold in constant dollar terms was primarily attributable to the increase in sales discussed above. In addition, there were higher fixed costs primarily attributable to increased maintenance, rental and communication costs with respect to SPS driver's license and electronic print, and PSDM products and additional maintenance required on the TCS phone card chemical lines. These increases were partly offset by a favorable product mix resulting from higher margin sales of SPS driver's license and intaglio products, PSDM products and TCS magnetic stripe transaction cards, partly offset by lower margins on SPS electronic print and TCS phone card sales.

Cost of goods sold at LM in Australia increased by $4.6 million and resulted in a decrease in gross margins of $0.6 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 10.1% when compared to the prior year. The increase in cost of goods sold in constant dollar terms is primarily due to a change in product mix resulting from higher variable costs and lower margins from the introduction of LM's mail aggregation business. A reduction in volume order levels on higher margin bank checks and passport sales contributed to the decline in gross margin.

Cost of goods sold at ABN in the United States decreased by $0.9 million while gross margins decreased by $2.8 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by approximately 15.8% when compared to the prior year, as higher margin and lower cost stock and bond and food coupon products continued to decline and were partly replaced by lower margin, higher cost direct fulfillment and secure government and commercial printing products. In addition, fixed costs were lower as a result of the consolidation of ABN's Philadelphia operation into its Tennessee facility (See Note E to the Company's Consolidated Financial Statements for further information).

In Argentina, cost of goods sold at Transtex was approximately $0.2 million higher than in 2002, which resulted in a decrease in gross margins of $0.1 million, primarily due to increased sales. As a result, cost of goods sold as a percentage of sales increased 10.8% over the prior year. This increase was primarily due to a higher volume of cards produced at significantly lower competitive prices along with higher imported raw material costs due to the weak Argentine Peso.

At CPS in France, cost of goods sold increased by approximately $1.6 million when compared to 2002 resulting in a decrease in gross margins of $0.2 million. As a percentage of sales, cost of goods sold increased by approximately 16.6% from 2002 primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the banks. In addition, there was a change in product mix resulting from an increase in lower margin phone card orders beginning in the second quarter of 2003.

Selling and Administrative Expenses

Selling and administrative expenses increased by $0.7 million when compared to 2002. The impact of exchange rate appreciation accounted for an approximate $0.2 million increase in expense, resulting from an appreciation in Australia of $0.5 million partly offset by a devaluation of $0.3 million in Brazil. The currency effect with respect to the Euro in France and the Argentine currency was nil. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $0.5 million. Of this amount $0.8 million of the increase relates to the establishment of a provision at LM to settle the Australian General Sales Tax office claim, (See Part II, Item 1, "Legal Proceedings" for further information), and $0.3 million relates to an increase in selling expenses at ABNB due to higher sales. This increase was partly offset by a $0.2 million decrease in administrative expenses at LM due to improvements related to restructuring measures undertaken in 2002, an additional $0.3 million at ABN due to reductions related to its Philadelphia plant closure and cost cutting initiatives in Tennessee, and an additional $0.1 million in cost improvements at Transtex. As a result of the above, selling and administrative expenses as a percentage of sales were lower at 14.4% in 2003 as compared to 15.0% in 2002.

Restructuring

The restructuring charge of $0.3 million for the second quarter of 2002 represents termination payments to employees in connection with the LM Restructuring for the purpose of consolidating its manufacturing operations (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

Depreciation Expense

Depreciation and amortization expense was $1.0 million higher when compared to 2002. Exchange rate devaluation accounted for approximately $0.3 million of decrease, resulting in a net increase of $1.3 million in constant dollars. This increase was primarily related to the additional depreciation expense at ABNB of $1.5 million resulting from the fair valuation of fixed assets which resulted in a step-up in basis in accordance with Fresh Start Accounting in the third quarter of 2002.

Interest Expense

Interest expense was approximately $0.3 million lower when compared to 2002. Exchange rate had no impact on interest expense. This decrease resulted primarily from lower interest at ABNB of $0.3 million and ABN of $0.1 million due to lower borrowings partly offset by a reserve of $0.1 million in accrued interest on the Parent's Senior Notes.

Gain on Senior Note Repurchase

In the second quarter of 2003, through privately negotiated transactions, the Parent purchased $2.3 million face amount of bonds for an aggregate purchase price of $0.9 million. The Parent recorded a gain for the second quarter ended June 30, 2003 of $1.4 million on these bonds reflecting the difference between the face amount and the purchase price. (See "Liquidity and Capital Resources" for further information.)

Other, Net

Other net for the second quarter of 2003 was approximately the same when compared to 2002.

Bankruptcy Costs

Bankruptcy costs in the second quarter ended 2003 decreased by $0.4 million from the second quarter of 2002. This decrease resulted from additional costs required in 2002 in connection with the consummation of the Parent's Plan. Remaining costs to be incurred will result from the further administrative wind-down of the Plan, which are reasonable and customary to complete the reorganization process and are not expected to be material.

Taxes on Income

Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of credits for payment of foreign taxes in the U.S. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance against its U.S. net operating losses and other U.S. deferred tax assets due to the uncertainty as to the realization of U.S. taxable income in the future.

Minority Interest

Minority interest represents the 22.5% minority interest in ABNB held by Bradesco Vida e Previdencia S.A., a subsidiary of the Bradesco Group.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows. Cash flow decreased by $3.5 million in the first six months of 2003 compared to a decrease of $0.3 million in the comparable period of 2002. This $3.2 million negative cash flow variance resulted principally from the following:

      - A $2.4 million net decrease in cash flow from operating activities attributable to a $0.2 million unfavorable working capital variance and a $2.2 million decrease in net income after non-cash adjustments.

      - A $0.9 million net increase in cash flow from investing activities principally attributable to decreased net capital expenditures in Australia, Argentina, Brazil, and France of $0.9 million, $0.3 million, $0.1 million, and $0.1 million, respectively in 2003, partly offset by the one-time private sale of certain printed materials outside the ordinary course of business by ABN of $0.5 million in 2002.

      - A $2.3 million net decrease in cash from financing activities attributable to the Company's use of $2.9 million to buy back its Senior Secured Notes in the first half of 2003, an increase in dividends of $0.2 million paid to minority shareholders in 2003 and $2.3 million of decreased borrowings in Australia under its revolving credit facility. These net decreases were partly offset by lower repayments of $2.5 million related to the prior year pay down of the working capital facility at ABN and a $0.6 million net reduction in repayments on short-term equipment financing in Brazil.

      - A $0.6 million net increase in cash due to the impact of favorable exchange rate valuation in 2003 on cash balances on hand.

Short-Term Borrowings. At June 30, 2003 (Successor Company), the Company's subsidiaries had outstanding approximately $2.5 million in borrowings (excluding letters of credit) under their respective short-term credit facilities. The Company's Brazilian subsidiary, ABNB, had $0.2 million of short-term borrowings at June 30, 2003 in connection with various equipment purchases. The Company's French subsidiary, CPS, had available approximately $1.2 million at June 30, 2003 under its working capital credit facility with no borrowings against the facility as of June 30, 2003. The Company's Australian subsidiary, LM, has a working capital facility of approximately $3.8 million with a local bank, collateralized by LM's Banking Syndicate. At June 30, 2003, LM had used approximately $2.3 million for working capital purposes and $0.2 million for outstanding letters of credit under the line, leaving approximately $1.3 million available for working capital purposes. The Company's Argentine subsidiary, Transtex, had no outstanding borrowings. As a result of overall credit tightening by the banks in Argentina, no credit terms are available to Transtex.

The Company's domestic subsidiary, ABN, had a one year $2 million asset-based working capital facility with a local bank in Tennessee which expired on March 31, 2003. This facility allowed ABN to borrow at a 5.5% short term interest rate for general working capital and letters of credit purposes. In the second quarter the local bank performed a credit review, and agreed in June 2003 to extend the term of this facility for one year through June 19, 2004 subject to annual compliance with certain net worth to debt covenants. The Company believes that ABN will need to utilize the line of credit during the balance of 2003 but should have sufficient cash flow to pay it down by year end. At June 30, 2003, ABN had no outstanding borrowings under the line, and had used $0.2 million for outstanding letters of credit, which remain outstanding and in effect as of August 14, 2003.

Long-Term Debt. The Company's long-term debt consists of (i) the $93.8 million of the Parent's 10 3/8% Senior Notes due January 31, 2005, which was reinstated under the Plan and accrues interest in kind, (ii) $53.3 million of LM's senior and subordinated non-recourse debt due June 2004 (the "LM Debt") all of which is classified as current at June 30, 2003, and (iii) $0.7 million of mortgage indebtedness at ABN.

Pursuant to the Parent's announcement in its Form 8-K filed October 16, 2002, the Parent's Board of Directors authorized the Parent to repurchase up to $15 million face amount of its outstanding Senior Notes from time to time at a discount to par value. The Senior Notes were to be repurchased at management's discretion, either in the open market or in privately negotiated block transactions.

The decision to buy back any Senior Notes was dependent upon the availability of cash at the Parent and other corporate developments. On June 26, 2003, management made a determination to terminate the repurchase program as a result of its current cash flow concerns. There can be no certainty as to whether the Parent will resume such purchases at a future date.

Through June 30, 2003, the Parent purchased through privately negotiated transactions, approximately $6.3 million face amount of Senior Notes for an aggregate purchase price of approximately $2.9 million. The Parent recorded a gain of approximately $3.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price in the first half of 2003.

Major Customer

The Company's major customer, Banco Bradesco which is also a 22.5% minority shareholder in ABNB, has agreed to extend its supply agreement with ABNB (which was originally scheduled to expire in June 2003) for an additional three months to September 30, 2003. There can be no assurance that this supply agreement will be renewed or if renewed, will be based upon the same prices and conditions that presently exist.

ABILITY TO SERVICE DEBT

The high level of the Parent's Senior Note indebtedness, $93.9 million at June 30, 2003, poses a high degree of uncertainty as to the Company's ability to repay this debt upon the January 31, 2005 maturity date. Absent a significant increase in available free cash flow from operations, it is the Parent's intention from now until the maturity date to continue to pay in kind its semi-annual interest payments on the Senior Notes in lieu of cash interest, as permitted under its revised indenture. There is significant risk that the Company may not generate sufficient future cash flow from operations to repay the Senior Notes upon maturity. This factor, combined with the Company's limited access to capital and financial markets for the purpose of obtaining new financing (or equity to refinance the Senior Notes) could possibly require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further disclosure relating to these risks.

The Company's Australian subsidiary, LM, is highly leveraged with approximately $53.3 million of local bank debt which is non-recourse to the Parent. The Parent and LM notified LM's Banking Syndicate in December 2000 that LM would be unable to fully repay the loan by the December 31, 2001 maturity date and therefore requested that the banks consider a modification, restructuring and extension to the existing terms of the present banking facility.

On June 26, 2001, the LM Debt was amended, extending the maturity date of the loan for three years, and reducing the interest rate to approximately 50% of the original interest rate on the borrowings. The amended agreement required LM to make a $1.2 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the Banking Syndicate in 2000, the Banking Syndicate received approximately 10% of LM's equity vesting over a period of time ending on March 31, 2004. As of June 30, 2003, approximately 9.4% of this equity had vested. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

In April 2003, LM and LM's Banking Syndicate agreed in principle on a capital reorganization of LM's business so that it can be sold debt-free. As a result, LM's board has appointed a local independent investment bank to act as financial advisors on any sale process to take place. LM's board presently has an information memorandum in place and has received preliminary offers, subject to further due diligence by prospective bidders. It is likely that, in 2003, as a result of the sales process, the Company will exit as LM's major shareholder for a share of the total sales proceeds to be determined. In April 2003, as a result of the sale process, LM's Banking Syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 maturity date of the loan. In addition, the Banking Syndicate agreed to suspend all financial covenant testing on a monthly basis during the sale period. As of June 30, 2003, the total amount of the loan of $53.3 million has been classified as current.

As the LM Debt is non-recourse to the Parent, should the Parent exit as LM's major shareholder, the Parent would have no further liability and would recognize a non-cash gain upon disposition, as well as certain cash proceeds, representing a share of the total sales proceeds to be determined. It is not anticipated that the amount of such cash proceeds will be significant.

Moreover, while agreements in principle between the Company, LM and LM's Banking Syndicate have resulted in satisfactory arrangements in the past, there is no certainty that the above process will be satisfactorily concluded. In the event that these discussions are not satisfactorily concluded, there is a possibility LM may not be able to continue as a going concern absent further accommodation from the Banking Syndicate. Moreover, LM's capital constraints have caused local management difficulty in upgrading computer and other systems that, in turn, have hampered their ability to effectively and efficiently operate, evaluate and restructure the business. Under the terms of the LM Debt, dividends payable to the Parent will continue to be completely restricted.

As a holding company, the Parent is dependent on dividends from its subsidiaries to service its U.S. publicly held debt and to fund its corporate office expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund any material portion of the Parent's overhead and debt obligations. There can be no assurance that ABN and ABNB will continue to generate sufficient excess cash flow from their respective operations to service and repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the

 Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2003 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, fluctuations in exchange rates, instability and economic recession in Brazil and Argentina, the Parent's dependence on dividends from its operating subsidiaries, trends towards lower margin products and other factors affecting the Company's business generally. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

The Company operates in Brazil, Australia, and France, which had significant foreign exchange fluctuations in 2000, 2001 and 2002. In addition, the Company operates in Argentina, which defaulted on its government debt and has devalued its currency in an effort to end the country's four-year recession.

The Company's foreign exchange exposure policy generally calls for selling its domestically manufactured products in U.S. Dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country.

Although the Real and the Argentine Peso improved over the last six months, the Company nevertheless experienced an average devaluation against the U.S. Dollar when compared to the six months of the prior year in the Brazilian and Argentine currencies of approximately 25% and 20%, respectively. The Australian and Euro currencies experienced an average appreciation of approximately 16% and 23%, respectively, during the same period.

For the second quarter ended June 30, 2003, the Company experienced an average devaluation in the Brazilian currency of approximately 16%, against the U.S. Dollar when compared to the second quarter ended June 30, 2002. The Argentine, Australian and Euro currencies during this same period experienced an average appreciation of approximately 16%, 16% and 24%, respectively, when compared to the prior year.

Historically, and to date, the Brazilian Real has experienced tremendous volatility against the U.S. Dollar. In 2002, the Real devalued to its lowest level by over 41% against the U.S. Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). The Real ended 2002 at R$3.53 to the US Dollar, a decline of 33% from its rate at the beginning of that year (R$2.35). The average exchange rate for the six months and second quarter ended June 30, 2003 was R$3.24 and R$2.98 to the U.S. Dollar, respectively. As of July 22, 2003, the Real had strengthened to R$2.96 to the U.S. Dollar but has recently fallen back again to R$3.11 to the U.S. Dollar as of August 4, 2003. Despite its significant improvement in 2003, the Real still has experienced average exchange rate devaluation for the six months and second quarter ended June 30, 2003 of 25% and 16%, respectively, against the U.S. Dollar when compared to the prior year. Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the U.S. Dollar.

ABNB is the Company's largest subsidiary, contributing on an annual basis approximately half of the revenues, operating profit and cash flow of the consolidated group. Despite the recent strengthening of the Real, the currency's devaluation has over the past two years severely impacted ABNB's cash flow in U.S. Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expense in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result.

Furthermore, despite the Real's recent strengthening, the continued devaluation to date and the long-term threat of currency devaluation in Brazil and elsewhere, (along with the weakness of certain product lines at ABN, and the diminished value of LM) could severely impact the Company's ability to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

In an effort to end its four-year recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of U.S. $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At July 22, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately U.S.$1 = AR$2.80.

ITEM 4. CONTROLS AND PROCEDURES

      Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge all claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on September 11, 2003, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

     Dispute with the Blackstone Group L.P. The Parent is involved in a dispute with the Blackstone Group L.P. ("Blackstone"), the Company's financial advisors for services rendered in connection with the Parent's reorganization. The Parent is disputing approximately $1.6 million in fees for the work Blackstone performed. After considerable negotiation, the parties have been unable to come to terms on a settlement amount. A pre-trial hearing in the Bankruptcy Court was held on August 12, 2003 and both parties are presently seeking discovery. Pending the outcome of this dispute, the Company continues to provide for the $1.6 million claim as a liability on its books as of June 30, 2003.

Commonwealth of Australia Claim. In January 2003, LM received a repayment request from the Australian Treasury Department (the "Treasury") related to a contract under which LM provided services to the General Sales Tax Office (the "GST"). Services rendered under this contract were provided by LM to the GST between the years 2000 and 2001. The claim for repayment alleges that an overpayment of approximately $1.0 million was made by the GST. In order to resolve this dispute, LM and the GST are in the process of proposing a settlement whereby LM would pay $0.8 million to be paid upon the earlier of (i) the proceeds received from LM's sales process if completed by December 31, 2003 or (ii) in twelve equal installments commencing January 2004 which balance would be accelerated upon the proceeds from any sale process which takes place after December 31, 2003. Accordingly, LM has fully reserved this amount as of June 30, 2003 with respect to the proposed settlement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBIT NUMBER       DESCRIPTION

         Exhibit 31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2003