Form 10-Q
period 2003-09-30
AMERICAN BANKNOTE CORP
filed 2003-11-13
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING FOR THE PAST 90 DAYS. [X] YES NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [X] NO. [ ]

INDICATE BY A CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. [X] YES [ ] NO.

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK WAS 11,770,815 SHARES, PAR VALUE $.01, OUTSTANDING AS AT NOVEMBER 14, 2003.

                          AMERICAN BANKNOTE CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                              PAGE
                                                                                                               NO.
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...............................................................               1

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................................              18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................              34

     Item 4.  Controls and Procedures............................................................              35

PART II - OTHER INFORMATION

     Item 1.  Legal and Other Proceedings........................................................              36

     Item 6.  Exhibits and Reports on Form 8-K...................................................              38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                            September 30,
                                                                2003             December 31,
                                                             (Unaudited)             2002
                                                            -------------        ------------
ASSETS
Current assets
 Cash and cash equivalents                                    $   8,051            $  10,769
 Accounts receivable, net of allowance for doubtful
  accounts of $1,422 and $1,120                                  26,095               24,714
 Inventories, net of allowances of $446 and $594                 23,028               16,491
 Prepaid expenses and other                                       5,045                4,184
 Deferred taxes                                                   2,103                1,712
                                                              ---------            ---------
          Total current assets                                   64,322               57,870
                                                              ---------            ---------
Property, plant and equipment
 Land                                                             2,139                1,835
 Buildings and improvements                                       8,901                8,183
 Machinery, equipment and fixtures                               98,754               82,501
 Construction in progress                                             -                   46
                                                              ---------            ---------
                                                                109,794               92,565
 Accumulated depreciation and amortization                      (56,084)             (42,427)
                                                              ---------            ---------

                                                                 53,710               50,138

Other assets                                                      4,636                5,121

Investment in non-consolidated subsidiaries                       6,030                5,035

Goodwill                                                        115,148               99,587
                                                              ---------            ---------
          Total assets                                        $ 243,846            $ 217,751
                                                              =========            =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                                    September 30,
                                                                        2003         December 31,
                                                                     (unaudited)         2002
                                                                    -------------    ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Current portion of long-term debt                                   $    54,386      $    3,186
 Revolving credit facilities                                               2,251           1,933
 Accounts payable and accrued expenses                                    42,807          38,787
                                                                     -----------      ----------
            Total current liabilities                                     99,444          43,906

Long-term debt                                                            96,905         138,265

Other long-term liabilities                                               16,487          16,921

Deferred taxes                                                             2,342           1,858

Minority interest                                                         30,894          25,582
                                                                     -----------      ----------

            Total liabilities                                            246,072         226,532

Commitments and Contingencies

Stockholders' deficit

 Common Stock, par value $.01 per share, authorized 20,000,000
  shares; issued 11,828,571 shares                                           118             118
  Capital  surplus                                                        20,893          20,893
  Retained deficit                                                       (45,804)        (39,431)
  Treasury stock, at cost 57,756 shares                                     (103)           (103)
  Accumulated other comprehensive income                                  22,670           9,742
                                                                     -----------      ----------
            Total stockholders' deficit                                  (2,226)          (8,781)
                                                                     -----------      ----------
                                                                     $   243,846      $  217,751
                                                                     ===========      ==========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands, except share data)

                                                     Nine Months Ended                Third Quarter Ended
                                                       September 30,                      September 30,
                                                  2003              2002             2003             2002
                                             (Successor Co)   (Predecessor Co)  (Successor Co)  (Predecessor Co)
                                             --------------   ----------------  --------------  ----------------
Sales                                           $ 164,341         $ 153,888        $  59,865        $  50,991
                                                ---------         ---------        ---------        ---------
Costs and expenses
 Cost of goods sold                               126,357           110,485           44,783           35,863
 Selling and administrative                        26,025            22,534           10,037            7,250
 Restructuring                                        479             1,829              113               92
 Goodwill and asset impairment                     (1,051)           25,383           (1,051)          25,383
 Depreciation and amortization                      9,156             5,958            3,220            1,784
                                                ---------         ---------        ---------        ---------
                                                  160,966           166,189           57,102           70,372
                                                ---------         ---------        ---------        ---------

                                                    3,375           (12,301)           2,763          (19,381)
                                                ---------         ---------        ---------        ---------
Other expense (income)
 Interest expense                                   9,602            10,087            3,276            3,288
 Gain on senior note repurchases                   (3,393)                -                -                -
 Other, net                                          (866)              630           (1,158)             116
 Reorganization costs                                 347             1,160              243              480
                                                ---------         ---------        ---------        ---------
                                                    5,690            11,877            2,361            3,884
                                                ---------         ---------        ---------        ---------

Income (loss) before  taxes on income
 and minority interest                             (2,315)          (24,178)             402          (23,265)

Taxes on income                                     3,226             2,934            1,350            1,501
                                                ---------         ---------        ---------        ---------

Loss before minority interest                      (5,541)          (27,112)            (948)         (24,766)

Minority interest                                     832             1,473              442              724
                                                ---------         ---------        ---------        ---------

          NET LOSS                              $  (6,373)        $ (28,585)       $  (1,390)       $ (25,490)
                                                =========         =========        =========        =========

Net loss per common share -
 Basic and Diluted
          Net loss                              $   (0.54)              N/A        $   (0.12)             N/A
                                                =========         =========        =========        =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) - UNAUDITED
(Dollars in thousands)

                                                       Nine Months Ended                Third Quarter Ended
                                                         September 30,                      September 30,
                                                        -------------                      -------------
                                                   2003             2002             2003             2002
                                              (Successor Co)   (Predecessor Co)  (Successor Co)  (Predecessor Co)
                                              --------------   ----------------  --------------  ----------------

Net loss                                        $  (6,373)        $ (28,585)       $  (1,390)       $ (25,490)

 Foreign currency translation adjustment           12,928           (19,395)          (2,872)          (9,192)
                                                ---------         ---------        ---------        ---------

Comprehensive income (loss)                     $   6,555         $ (47,980)       $  (4,262)       $ (34,682)
                                                =========         =========        =========        =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                    --------------------------------
                                                                         2003              2002
                                                                    (Successor Co)   (Predecessor Co)
                                                                    --------------   ----------------
Net cash provided by operating activities                             $    4,496        $   11,714

Investing Activities
  Capital expenditures                                                    (3,687)           (5,419)
  Proceeds from sale of assets                                                 4               550
                                                                      ----------        ----------
Net cash used in investing activities                                     (3,683)           (4,869)

Financing Activities
  Revolving facilities, net                                                 (162)           (2,808)
  Repayments of long-term debt, net                                          (40)              (36)
  Repurchase of senior notes                                              (2,929)                -
  Dividend to minority shareholder                                          (833)             (979)
                                                                      ----------        ----------
Net cash used in financing activities                                     (3,964)           (3,823)

Effect of foreign currency exchange rate changes
  on cash and cash equivalents                                               433              (658)
                                                                      ----------        ----------

Increase (decrease) in cash and cash equivalents                          (2,718)            2,364

Cash and cash equivalents - beginning of year                             10,769             9,741
                                                                      ----------        ----------
Cash and cash equivalents - end of period                             $    8,051        $   12,105
                                                                      ==========        ==========

Supplemental disclosures of cash flow information
  Taxes                                                               $    3,100        $    3,200
  Interest                                                                 2,200             2,100
  Reorganization items                                                       378               325

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2003
(Dollars in thousands)

                                                                    Accumulated
                                                                       Other
                                                                       Compre-       Total
                     Common     Capital     Retained    Treasury       hensive      Equity
                     Stock      Surplus     Deficit      Stock         Income      (Deficit)
                    -------    --------    ---------    -------       --------     ---------
Balance -
January 1,
       2003         $   118    $ 20,893    $ (39,431)   $  (103)      $  9,742     $  (8,781)

Net Loss                                      (6,373)                                 (6,373)
Currency

 Translation
 Adjustments                                                            12,928        12,928

                    -------    --------    ---------    -------       --------     ---------
   Balance
September 30,
    2003            $   118    $ 20,893    $ (45,804)   $  (103)      $ 22,670      $ (2,226)
                    =======    ========    =========    =======       ========     =========

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the US operating subsidiary; American BankNote Ltda ("ABNB"), a 77.5% owned Brazilian company; ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 90.4% owned Australian company (see Note F) with an operating subsidiary in New Zealand; CPS Technologies, S.A. ("CPS"), a French company; and Transtex S.A. ("Transtex"), an Argentine company.

The financial information as of September 30, 2003 and for the nine months and third quarter periods ended September 30, 2003 (Successor Company) and September 30, 2002 (Predecessor Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the nine months and third quarter ended September 30, 2003 may not be indicative of the results that may be expected for the full year.

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

In accordance with the AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting ("Fresh Start") as of September 30, 2002. The Company recorded the effects of the Plan and Fresh Start as of October 1, 2002. Under Fresh Start, a new reporting entity (the "Successor Company" or the "Reorganized Company") is deemed to be created as a result of a change in control of ownership. SOP 90-7 requires, among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their reorganization value ("Reorganization Value"), which is defined as the fair value at the Effective Date, in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Staff Accounting Bulletin No. 54. The reorganized values have been accordingly recorded on the books and records of the subsidiary companies. Any portion of the Reorganized Company's assets not attributed to specific tangible ABNB is the Company's or identified intangible assets of the Reorganized Company were identified as Reorganization Value in excess of amounts allocable to identified assets and has been classified as goodwill ("Goodwill"). This Goodwill will be periodically measured for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill of the Company was $115.1 million and $99.6 million at September 30, 2003 and December 31, 2002, respectively. The change in Goodwill between periods was due to foreign currency translation, in accordance with SFAS No. 52.

As a result of the Company's adoption of Fresh Start accounting, reporting for the nine months and third quarter ended September 30, 2003 reflects the financial results of operations and cash flows of the Successor Company, while reporting for the nine months and third quarter ended September 30, 2002 reflects those of the pre-reorganization Company (the "Predecessor Company"). As a result of the application of Fresh Start reporting, the financial statements for the periods after reorganization are not comparable to the financial statements for the periods prior to reorganization.

The Company has significant operations in Brazil, Australia, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the US Dollar in 2002. Foreign exchange rate fluctuations on a comparative basis continued to exist in the first nine months and third quarter of 2003 when compared to the same periods in 2002.

Although, over the last nine months, the Real and the Argentine Peso have each improved overall, the Company nevertheless experienced an average devaluation of each of these currencies against the US Dollar when compared to the nine months of the prior year. Compared to the prior period, the Brazilian and Argentine currencies devalued by approximately 15% and 7%, respectively. The Australian and Euro currencies experienced an average appreciation of approximately 17% and 21%, respectively, during the same period.

For the third quarter ended September 30, 2003, the Company experienced an average appreciation in the Brazilian, Argentine, Australian and Euro currencies against the US Dollar of approximately 6%, 26%, 20% and 15%, respectively, when compared to the prior year.

Historically, and to date, the Brazilian Real has experienced tremendous volatility against the US Dollar. The average exchange rate for the nine months and third quarter ended September 30, 2003 was R$3.14 and R$2.93 to the US Dollar, respectively. As of October 28, 2003, the Real had strengthened to R$2.87 to the US Dollar. Despite its significant improvement in 2003, the Real still continued to experience exchange rate volatility, as the average exchange rate devaluation for the nine months ended September 30, 2003 was 15% whereas an average appreciation of approximately 6% occurred in the third quarter of 2003, against the US Dollar when compared to the prior year. In 2002, the Real devalued to its lowest level by over 41% against the US Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). The Real ended 2002 at R$3.53 to the US Dollar, a decline of 33% from its rate at the beginning of that year (R$2.35). Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the US Dollar.

largest subsidiary, contributing on an annual basis approximately half of the revenues, operating profit and cash flow of the consolidated group. Despite the recent strengthening of the Real, the currency's devaluation over the past two years has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expense in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

In an effort to end its lengthy recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At October 28, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.88.

The severe and ongoing economic recession in Argentina continues to negatively impact the carrying value of Transtex. However, despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the nine months and third quarter ended September 30, 2003. Throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country. The government has recently lifted this ban and, as a result, the Parent was able to receive a $0.3 million and $0.1 million dividend from Transtex in March and July 2003, respectively. It is anticipated that the Parent will receive an additional dividend of $0.1 million in the fourth quarter of 2003. However, in addition to the Argentine recession and currency fluctuation, Argentina has recently experienced increasing inflationary pressures that could impact the operations and cash flow of Transtex. For all of these reasons there can be no assurance that the ability to repatriate dividends freely out of the country will continue on a consistent basis or that Transtex will continue to generate positive cash flow.

As a result of the devaluation of the Argentine Peso, effective January 1, 2002, the Company's financial statements include the impact of foreign currency translation on Transtex in accordance with FASB Statement No. 52, "Foreign Currency Translation." The Argentine Peso was therefore adopted as the functional currency for translation purposes. As is the case with the Parent's other foreign subsidiaries, the balance sheet accounts of Transtex have been translated using the exchange rates in effect at the balance sheet date, and the income statement amounts have been translated using the average exchange rate for the nine months and third quarter ended September 30, 2003 and 2002 (both Predecessor and Successor Companies).

Despite the Real's recent strengthening, the continued devaluation to date and the long-term threat of currency devaluation in Brazil and elsewhere, (along with the weakness of certain product lines at ABN, and the diminished value of
LM) will severely impact the Company's ability to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE B - EARNINGS PER SHARE COMPUTATIONS

Amounts used in the calculation of basic and diluted per share amounts for the nine months and third quarter ended September 30, 2003 were as follows:

                                                     Nine Months Ended     Third Quarter Ended
                                                        September 30,         September 30,
                                                           2003                   2003
                                                           ----                   ----
Numerator for (loss) from continuing operations
(in thousands)                                           $    (0.54)           $    (0.12)
                                                         ==========            ==========

Denominator for per share computations
Weighted average number of shares outstanding
 (in thousands):
 Common Stock                                                11,771                11,771
                                                         ==========            ==========

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note D - Inventories (Dollars in thousands) consisted of the following:

                                                    September 30,     December 31,
                                                        2003             2002
                                                        ----             ----
Finished goods                                        $  5,014         $     613
Work-in-progress                                        11,614             7,294
Raw materials and supplies (net of allowances of
 $446 and $594, respectively)                            6,400             8,584
                                                      --------         ---------
                                                      $ 23,028         $  16,491
                                                      ========         =========

Inventories are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) or average cost method.

NOTE E - RESTRUCTURING

In the first quarter of 2003, in light of significant stock and bond and food coupon volume reductions, ABN consolidated its Philadelphia operations into its Tennessee operation, thereby placing all of ABN's manufacturing operations within a single location, resulting in the termination of approximately 50 employees. Accordingly, ABN recorded a severance charge in the first and third quarters of 2003 of approximately $0.4 million and $0.1 million related to employee terminations. Costs related to equipment relocation were approximately $0.1 million and were funded through internal cash flow and expensed as incurred and have been included in cost of goods sold in accordance with SFAS 146. It is contemplated that the total costs resulting from this restructuring will be recovered within one year from its execution. Additionally, in the third quarter of 2003, ABN consolidated its two secure satellite storage and distribution facilities into a single facility. On October 6, 2003, ABN entered into a contract to sell its Philadelphia plant for approximately $0.8 million subject to ordinary closing provisions. The transaction is expected to close before the end of 2003.

In the first quarter of 2002, LM announced a restructuring program for the purpose of consolidating its check manufacturing operations. As a result, approximately 80 employees were terminated at one of its manufacturing facilities. This resulted in a total restructuring charge of $1.9 million of which $1.4 million was paid in the first quarter of 2002, $0.3 million in the second quarter of 2002 and $0.1 million in the third and fourth quarter of 2002, respectively. The payback on costs incurred on the restructuring was achieved within approximately one year from date of execution.

NOTE F - GOODWILL AND ASSET IMPAIRMENT

In the third quarter of 2002, the Company recorded a charge for goodwill and asset impairment of $25.4 million. This charge consisted of a $25.2 million write-down in goodwill at LM based on the Parent's assessment of LM's net assets in accordance with SFAS No. 142 and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN. The events and circumstances used to evaluate the adjusted carrying value of these assets are set forth below.

In the third quarter of 2002, the Parent's management evaluated the carrying value of goodwill at LM in accordance with SFAS No. 142. In light of the Parent's concerns surrounding the potential restructuring, refinancing and/or re-capitalization of LM's bank debt, which concerns continue to exist today (See Note H), along with the uncertainty surrounding the availability of additional internal and external capital funding required to grow significantly and/or further rationalize the cost structure of LM's business, the Company evaluated and wrote down the entire carrying value of LM's goodwill of $25.2 million at September 30, 2002 to more appropriately reflect the Parent's estimation of LM's fair value in accordance with SFAS No. 142. Moreover, the Parent notes that LM's capital constraints have caused local management difficulty in upgrading computer and other systems which, in turn, continue to hamper local management's ability to effectively and efficiently operate, evaluate and restructure its business.

In the third quarter of 2002, ABN was notified orally by the USDA that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN. As a result, ABN recorded a third quarter asset impairment charge of $0.2 million which represented the write-down of the carrying value of certain equipment specifically dedicated to this contract.

In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course has billed the USDA approximately $1.6 million in accordance with the contract. The USDA has orally indicated its intention to dispute the final billings under this contract. ABN believes it has fully complied with all terms under such contract and is entitled to full payment for all work performed. However, pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 101, the Company has not as of this date recognized any of the revenue on these services as a result of the USDA's oral communication.

The failure by ABN to fully recover its final invoicings from the USDA under its distribution contract will have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent. Although, based on current estimates, it is anticipated that dividends from ABN along with those of ABNB will be sufficient to fund the Parent's operating expense in the future, no assurance can be made that further volatility in the Real or other business developments will not lead to a contrary result. Please refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity and Capital Resources" for further information.

In light of the above food coupon volume reductions, ABN in the third quarter evaluated its current facility and capacity needs and further consolidated its two secure distribution and warehouse facilities in Tennessee into one single location (See Note E - "Restructuring" for further information).

NOTE G - LONG TERM DEBT

On June 26, 2001, LM's $53.3 million debt facility was amended, extending the maturity date of the loan for three years, and reducing the interest rate to approximately 50% of the original interest rate on the borrowings. The amended agreement required LM to make a $1.2 million principal repayment on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to LM's Banking Syndicate ("the Banking Syndicate") in 2000, the Banking Syndicate received approximately 10% of LM's equity vesting over a period of time ending on March 31, 2004. As of September 30, 2003, approximately 9.6% of this equity had vested. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

In April 2003, as a result of an agreement between the Company, LM and the Banking Syndicate to place LM up for sale, the Banking Syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 final maturity date of the loan. In addition, in the second quarter of 2003, the

Banking Syndicate agreed to suspend all financial covenant testing on a monthly basis during the sale period. As a result, the total amount of the loan has been classified as current. (See "Liquidity and Capital Resources and "Ability to Service Debt" for further information).

In the third quarter of 2003, the Banking Syndicate evaluated the public sale process conducted by LM's financial advisors. After reviewing all options, the Banking Syndicate elected not to sell LM but have instead entered into negotiations with LM and the Company and subsequently orally agreed in principle to restructure LM's bank debt through a combination of debt forgiveness and a partial debt for preferred and common equity swap. This transaction would give the Banking Syndicate a controlling equity stake in LM and would result in the Parent relinquishing control and retaining a minority interest position. The final terms and conditions are expected to be completed in due course. The exchange is expected to result in a significant non-cash gain to the Company to the extent of the net discharge of LM's indebtedness upon deconsolidation.

While agreements in principle between the Company, LM and LM's Banking Syndicate have resulted in satisfactory arrangements in the past, there is no certainty that the above process will be satisfactorily concluded. In the event that these discussions are not satisfactorily concluded, there is a possibility LM may not be able to continue as a going concern absent further accommodation from the Banking Syndicate. Moreover, LM's capital constraints have caused local management difficulty in upgrading computer and other systems that, in turn, continue to hamper their ability to effectively and efficiently operate, evaluate and restructure the business. Under the terms of the LM Debt, dividends payable to the Parent are prohibited.

Note H - SUBSEQUENT EVENTS

Chicago Lease

In October 2003, ABN entered into a settlement agreement on its lease with the landlord of its idle Chicago facility. Pursuant to the terms of the settlement, ABN and the landlord agreed to terminate the lease scheduled to expire in December 2009 in exchange for the following consideration from ABN: (i) ABN agreed to pay rent through December 31, 2003, (ii) ABN relinquished its security deposit in the amount of $0.2 million, (iii) ABN assigned to the landlord an early termination payment of $0.4 million owed by a sublessee of the facility, and (iv) ABN will use reasonable commercial efforts to assure that the sublessee complies with its existing legal obligations. As a result of the settlement, ABN remeasured its obligation under the lease and in the third quarter recorded a recovery of a previous impairment provision of approximately $1.1 million which was established in the fourth quarter of 2002 based upon the difference between the present value of annual lease payments to the landlord net of the estimated sublease income.

Blackstone Claim

In the third quarter of 2003, the Parent and its Chapter 11 investment advisors, the Blackstone Group ("Blackstone), orally agreed in principle to settle Blackstone's $1.6 million asserted claim. Such claim arose pursuant to an unsecured promissory note, which was scheduled to be payable upon consummation of the Plan. While both parties continue to preserve their respective rights through the normal procedures of the Bankruptcy Court, the proposed settlement contemplates that the Parent will pay Blackstone approximately $0.6 million in cash and give a secured note (the "Note") for approximately $1.3 million, which would have a security interest (on a pari passu basis) in the collateral securing the Parent's Senior Notes. The Note would mature simultaneously with the Senior Notes. It is anticipated that a final settlement will be reached by the end of 2003. However, there can be no assurance that a successful outcome between the parties can be achieved.

Lithuania Claim

In October 2003, the Parent notified the Bank of Lithuania ("Lithuania") that it would not make its scheduled installment settlement payment of $0.5 million due October 1, 2003 due to its cash flow constraints. The payment is part of a remaining $1.7 million settlement obligation between the Parent and Lithuania that was entered into the Bankruptcy Court and became effective upon the October 1, 2002 consummation of the Plan. The parties have entered into discussions in an attempt to restructure the balance of the obligation to avoid further litigation. However, counsel for Lithuania has indicated that the Parent's initial proposal was unacceptable and there can be no assurance that a successful outcome between the parties can be achieved. As a result of the default, the entire $1.7 million obligation has been recorded as a current liability in accounts payable and accrued expenses at September 30, 2003.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE I - SEGMENT DATA

Summarized financial information for the nine months ended September 30, 2003 and 2002 concerning the Company's reportable segments is as follows (in thousands):

                                                                Nine Months Ended
                                                      September 30, 2003   September 30, 2002
                                                        (Successor Co)      (Predecessor Co)
                                                      ------------------   ------------------
                                                               Operating             Operating
                                                                Profit                 Profit
                                                       Sales    (Loss)        Sales    (Loss)
                                                      --------  -------    ---------  ---------
Brazil                                                $ 72,884  $ 6,019     $ 78,417  $  12,120
Australia (1)                                           59,084     (441)      41,129    (25,701)
United States                                           16,005     (490)      24,476      3,132
France                                                  12,664      545        6,596        374
Argentina                                                3,704      770        3,270        764
Corporate - United States                                    -   (3,028)           -     (2,990)
                                                      --------  -------     --------  ---------
Totals                                                $164,341  $ 3,375     $153,888  $ (12,301)
                                                      ========  =======     ========  =========

(1) After goodwill write-off of $25.2 million in 2002.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the nine months ended September 30, 2003 and 2002 as follows (Dollars in thousands):

                                                                  Nine Months Ended
                                                      September 30, 2003    September 30, 2002
                                                        (Successor Co)       (Predecessor Co)
                                                      ------------------    -------------------
                                                        Sales      %          Sales       %
                                                      --------  --------    --------  ---------
Transaction Cards and Systems                         $ 54,644      33.3    $ 48,966       31.8
Printing Services and
  Document Management                                   44,151      26.8      27,809       18.1
Security Printing Solutions                             65,546      39.9      77,113       50.1
                                                      --------  --------    --------  ---------
Total Sales                                           $164,341     100.0    $153,888      100.0
                                                      ========  ========    ========  =========

Summarized financial information for the third quarter ended September 30, 2003 and 2002 concerning the Company's reportable segments is as follows (in thousands):

                                                                  Third Quarter Ended
                                                      September 30, 2003    September 30, 2002
                                                        (Successor Co)       (Predecessor Co)
                                                      -------------------   -------------------
                                                                Operating             Operating
                                                        Net      Profit       Net      Profit
                                                       Sales     (Loss)      Sales     (Loss)
                                                      --------  --------   ---------  ---------
Brazil                                                $ 26,709  $  2,641    $ 23,478  $   5,403
Australia (1)                                           21,555       (18)     16,473    (24,368)
United States                                            5,366       593       8,218        289
France                                                   4,794       192       1,918         47
Argentina                                                1,441       307         904        230
Corporate - United States                                    -      (952)          -       (982)
                                                      --------  --------    --------  ---------
Totals                                                $ 59,865  $  2,763    $ 50,991  $ (19,381)
                                                      ========  ========    ========  =========

(1) After goodwill write-off of $25.2 million in 2002.

The table below presents the principal product line components of these sales for the third quarter ended September 30, 2003 and 2002 as follows (dollars in thousands):

                                                                  Third Quarter Ended
                                                      September 30, 2003    September 30, 2002
                                                        (Successor Co)       (Predecessor Co)
                                                      ------------------    -------------------
                                                        Sales      %          Sales       %
                                                      --------  --------    --------  ---------
Transaction Cards and Systems                         $ 20,691      34.6    $ 14,883       29.2
Printing Services and
  Document Management                                   17,083      28.5      11,234       22.0
Security Printing Solutions                             22,091      36.9      24,874       48.8
                                                      --------  --------    --------  ---------
Total Sales                                           $ 59,865     100.0    $ 50,991      100.0
                                                      ========  ========    ========  =========

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the US operating subsidiary; American BankNote Ltda ("ABNB"), a 77.5% owned Brazilian company; ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 90.4% owned Australian company (see "Liquidity and Capital Resources") with an operating subsidiary in New Zealand; CPS Technologies, S.A. ("CPS"), a French company; and Transtex S.A. ("Transtex"), an Argentine company.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

As a result of the application of Fresh Start Reporting, with respect to the Company's income statement, the periods before and after reorganization relate predominantly to interest expense (resulting from the reorganization of the Parent's debt) and depreciation expense (relating to fair market value adjustments to property, plant and equipment). Taking these differences into consideration, the results of the Company's operations for the nine months and third quarter of 2003 can still be compared to the nine months and third quarter of 2002 for the purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Sales by foreign subsidiaries represented approximately 90% and 84% of the Company's consolidated sales for the nine months ended September 30, 2003 (Successor Company) and September 30, 2002 (Predecessor Company), respectively. Sales by foreign subsidiaries represented approximately 91% and 84% of the Company's consolidated sales for the third quarter ended September 30, 2003 (Successor Company) and September 30, 2002 (Predecessor Company), respectively. The Company has significant operations in Brazil, Australia, Argentina and France, where currencies have experienced significant foreign exchange rate fluctuations against the US Dollar.

Although the Real and the Argentine Peso have improved over the last nine months, the Company nevertheless experienced an average devaluation against the US Dollar when compared to the nine months of the prior year in the Brazilian and Argentine currencies of approximately 15% and 7%, respectively. The Australian and Euro currencies experienced an average appreciation of approximately 17% and 21%, respectively, during the same period.

For the third quarter ended September 30, 2003, the Company experienced an average appreciation in the Brazilian, Argentine, Australian and Euro currencies against the US Dollar of approximately 6%, 26%, 20% and 15%, respectively, when compared to the prior year.

Historically, and to date, the Brazilian Real has experienced tremendous volatility against the US Dollar. The average exchange rate for the nine months and third quarter ended September 30, 2003 was R$3.14 and R$2.93 to the US Dollar, respectively. As of October 28, 2003, the Real had strengthened to R$2.87 to the US Dollar. Despite its significant improvement in 2003, the Real still continued to experience exchange rate volatility, as the average exchange rate devaluation for the nine months ended September 30, 2003 was 15% whereas an average appreciation of approximately 6% occurred in the third quarter of 2003, against the US Dollar when compared to the prior year. In 2002, the Real devalued to its lowest level by over 41% against the US Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). The Real ended 2002 at R$3.53 to the US Dollar, a decline of 33% from its rate at the beginning of that year (R$2.35). Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the US Dollar.

ABNB is the Company's largest subsidiary, contributing on an annual basis approximately half of the revenues, operating profit and cash flow of the consolidated group. Despite the recent strengthening of the Real, the currency's devaluation over the past two years has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expenses in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result.

Despite the Real's recent strengthening, the continued devaluation to date and the long-term threat of currency devaluation in Brazil and elsewhere (along with the weakness of certain product lines at ABN, and the diminished value of LM), will severely impact the Company's ability to repay its Senior Notes due
January 31, 2005. See "Liquidity and Capital Resources" for further information.

In an effort to end its lengthy recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At October 28, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.88.

THE COMPARISONS THAT FOLLOW ISOLATE AND QUANTIFY THE EFFECT THAT CHANGES IN FOREIGN EXCHANGE RATES HAVE HAD ON THE RESULTS OF OPERATIONS OF THE COMPANY, THEREBY ENABLING COMPARISON OF OPERATING RESULTS OF THE COMPANY'S SUBSIDIARIES IN US CONSTANT DOLLAR TERMS ("CONSTANT DOLLARS"). IN PERFORMING THIS COMPARISON, THE COMPANY UTILIZES A CONSTANT DOLLAR EXCHANGE RATE AS IF THE EXCHANGE RATE FOR THE CURRENT YEAR (NINE MONTHS AND THIRD QUARTER ENDED SEPTEMBER 30, 2003) REMAINED AT THE SAME LEVELS AS THE PRIOR YEAR (NINE MONTHS AND THIRD QUARTER ENDED SEPTEMBER 30, 2002).

COMPARISON OF RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

Sales

Although reported sales increased by $10.5 million or 6.8% from 2002, sales increased by $12.9 million in constant US dollars, after adding back $2.4 million attributable to foreign currency fluctuations. The adjustments due to exchange rate fluctuations included a $12.7 million decline in sales attributable to a devaluation of the Brazilian Real and a $0.3 million decline attributable to a devaluation of the Argentine Peso, partly offset by an appreciation in the Australian and Euro (France) currencies that resulted in increased revenues of $8.4 million and $2.2, respectively. The constant dollar sales increase of $12.9 million resulted from higher sales in Brazil of $7.2 million, Argentina of $0.7 million, France of $3.9 million and Australia of $9.6 million, partly offset by lower sales in the United States of $8.5 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $8.5 million in sales in the United States was due to decreased SPS sales at ABN of food coupons (including distribution sales) of $6.1 million, stock and bond certificates of $3.0 million, and $0.7 million of lower revenue generated from ABN's distribution and fulfillment program with the United States Postal Service (the "USPS") due to the loss of a major customer in 2002 and lower overall customer demand resulting from a U.S. postal stamp rate increase. These decreases were partly offset by $1.3 million of increases in secure commercial and government print sales at lower margins. The continued reduction in stock and bond certificate sales is due to the trend toward book entry securities and next day settlement (reducing or eliminating the need for physical certificates), as well as a decline in new issues of securities. The elimination in food coupon sales reflects the completion of the United States Department of Agriculture's (the "USDA's") transition to the electronic benefits program with respect to ABN's print contract with the USDA, and the USDA's oral indication that it intends to withhold approximately $1.6 million in final billings under ABN's fulfillment of its distribution contract. (See Note F to the Company's Consolidated Financial Statements and Item 2 "Liquidity and Capital Resources" provided herein for further information). In general, the overall demand for secure paper-based documents of value that are used in the public and private sector continues to decline. These trends have and will continue to have a negative effect on revenues and on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $9.6 million higher when compared to the prior year. This increase was due to $11.0 million in higher PSDM sales primarily resulting from new revenues generated by LM through the introduction of its mail aggregation business and $0.3 million in higher TCS sales due to increased transaction card volumes. These increases were partly offset by lower SPS sales of $1.7 million, of which $1.3 million represents a reduction in passport orders placed by the Australian government as a result of its decision not to renew the passport contract with LM and $0.4 million in lower sales due to decreases in check usage and check prices received from banks.

At Transtex, TCS sales increased by $0.7 million despite the severe and ongoing economic recession which continues in Argentina. The increase in TCS sales was primarily due to a higher volume of orders placed in 2003 on prepaid telephone cards, partly offset by lower prices received on cards due to competitive pressures. Because of the volatility of Argentine credit markets, however, the overall trend in card usage remains uncertain. As a result, there can be no assurance that the volume of TCS sales will continue to grow.

In France, the increase of $3.9 million in TCS sales at CPS was principally due to an increase in sales on bank cards of approximately $3.0 million. This increase was primarily due to the banks' requirement that CPS purchase and charge them for the cost of non-personalized base stock transactions cards. CPS also received higher pricing for new technological enhancements required by certain banks to include electronic purse capabilities on cards and acquired a new banking customer in 2003. In addition, a higher volume of phone card orders placed in 2003 versus 2002, partly offset by lower prices for such cards, resulted in a net increase in phone card sales of $0.9 million.

Sales at ABNB in Brazil were $7.2 million higher than in 2002. The net increase is attributable to higher SPS and PSDM sales of $2.2 million and $5.1 million, respectively, partly offset by lower TCS sales of $0.1 million. The increase in SPS sales was primarily due to increased volume levels on electronic print sales of $1.0 million as ABNB gained market share at lower competitive pricing, and an increase in driver license revenues of $1.2 million due to an increase in volume and higher incremental pricing generated from adding fingerprint identification on driver's licenses. The increase in PSDM sales of $5.1 million was primarily due to increased sales of printing services predominantly due to two new banking customers. These increases were partly offset by a reduction in TCS sales due to lower volumes on sales of phone cards of $1.2 million as a result of the telephone companies' decision to increase the unit value on card denominations, partly offset by an increase in credit card sales of $1.1 million due to higher volume and increased prices.

Cost of Goods Sold

Although reported cost of goods sold increased $15.9 million or 14.4% as compared to 2002 (with a corresponding decrease in gross margins of $5.4 million), cost of goods sold increased by $17.0 million in constant US dollars, after adding back $1.1 million attributable to foreign currency fluctuations. As a result, exchange rate devaluation accounts for decreased gross margins of $1.3 million. The effect of devaluation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $9.6 million and $3.2 million and Argentina - $0.2 million and $0.1 million. The devaluation in these countries was partly offset by exchange rate appreciation in costs of goods sold and gross margins, respectively, in Australia - $6.8 million and $1.7 million and France - $1.9 million and $0.3 million.

The constant dollar increase in cost of goods sold resulted primarily from the increase in sales discussed above, a shift in product mix towards higher volume, lower margin products, and overall competitive pricing pressures. As a result, gross margins in constant dollars decreased by approximately $4.1 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 76.9% in 2003 as compared to 71.8% in 2002. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                            Nine Months Ended September 30,
                            -------------------------------
                           2003                       2002
                     (Successor Company)    (Predecessor Company)
                     -------------------    ---------------------
Brazil                    75.1%                      73.6%
Australia                 80.5%                      77.1%
United States             69.1%                      58.2%
Argentina                 58.4%                      50.8%
France                    85.4%                      78.2%

Cost of goods sold at ABNB in Brazil increased by $6.6 million from 2002, with a corresponding increase in gross margins of $0.6 million. Cost of goods sold as a percentage of sales increased by 1.5% when compared to 2002. The increase in cost of goods sold in constant dollar terms was primarily attributable to the increase in sales discussed above. In addition, there were higher fixed costs primarily attributable to increased maintenance, rental, and communication costs with respect to SPS driver's license, electronic print, and PSDM products, and additional maintenance required on the TCS phone card chemical lines. Also, PSDM costs in 2002 were lower as a result of the one-time value added tax credits received from the Brazilian federal government. These increases were partly offset by a favorable product mix resulting from higher margin sales of SPS driver's license and intaglio products and TCS magnetic stripe transaction cards.

Costs of goods sold at LM in Australia increased by $9.1 million and were accompanied by an increase in gross margins of $0.5 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 3.4% when compared to the prior year. The increase in cost of goods sold in constant dollar terms is primarily due to a change in product mix resulting from higher variable costs and lower margins from the introduction of LM's mail aggregation business. A reduction in volume order levels on higher margin SPS bank checks and passports contributed to the trend toward lower margins and higher costs as a percentage of sales.

Cost of goods sold at ABN in the United States decreased by $3.1 million and gross margins declined $5.4 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by approximately 10.9%. This is primarily due to a change in product mix whereby sales of higher margin, lower cost stock and bond and food coupon products continued to decline and were partly replaced by sales of lower margin, higher cost direct fulfillment, secure government and commercial printing products. The reduction in food coupon products resulted from the termination of both the print and distribution contracts with the USDA. This trend was partly offset by lower fixed costs as a result of the consolidation of ABN's Philadelphia operation into its Tennessee location. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

In Argentina, cost of goods sold at Transtex was approximately $0.6 million higher than in 2002, with an increase in gross margins of $0.1 million, primarily as a result of increased sales. Cost of goods sold as a percentage of sales increased by 7.6% over the prior year. This increase was primarily due to a higher volume of cards produced at significantly lower competitive prices along with higher imported raw material costs due to the weak Argentine Peso.

At CPS in France, cost of goods sold increased by approximately $3.8 million when compared to 2002 resulting in an increase in gross margins of $0.1 million. As a percentage of sales, cost of goods sold increased by approximately 7.2% from 2002 primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the banks. In addition, there was a change in product mix resulting from an increase in lower margin phone card orders beginning in the second quarter of 2003.

Selling and Administrative Expenses

Reported selling and administrative expenses increased by $3.5 million when compared to 2002. Exchange rate appreciation resulted in a net increase of $0.6 million in such expenses, attributable to currency appreciation in Australia and France of approximately $1.6 million and $0.1 million, respectively, partly offset by currency devaluation in Brazil and Argentina of approximately $1.0 million and $0.1 million, respectively. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $2.9 million.

In constant dollars, ABNB's selling expense increased by $1.2 million due to higher commissions and salaries on increased sales. LM's administrative expense increased by $2.5 million in constant dollars as a result of professional and investment advisory fees in connection with the proposed sale and restructuring of LM and the establishment of a provision to settle the Australian General Sales Tax office claim. (See Part II Item 1 "Legal Proceedings" for further information). These increases were partly offset by $0.3 million in lower commissionable sales at ABN, and lower administrative expenses of $0.4 million at ABN due to the reduction in personnel expenses related to the closure of its Philadelphia plant and additional cost cutting initiatives at its Tennessee location. Administrative expenses were lower in France by approximately $0.1 million as compared to the prior period primarily resulting from the resolution of a labor dispute that resulted in higher costs in 2002. As a result of the above, for the Company as a whole, selling and administrative expenses as a percentage of sales were higher at 15.8 % in 2003 as compared to 14.6% in 2002.

Restructuring

The restructuring charge of $0.5 million in the first nine months of 2003 represents severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all of its manufacturing operations into its Tennessee location. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

The restructuring charge of $1.8 million for the first nine months of 2002 represents termination payments to employees in connection with LM's restructuring program (the "LM Restructuring") for the purpose of consolidating its manufacturing operations. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

Goodwill and asset impairment

Goodwill and asset impairment in 2003, represents a recovery of $1.1 million resulting from the favorable settlement of ABN's lease with the landlord of its idle Chicago facility in October 2003. As a result of the settlement, ABN remeasured its obligation under the lease and in the third quarter recorded a recovery of a previous impairment provision of approximately $1.1 million. The previous impairment provision was established in the fourth quarter of 2002 based upon the present value of annual lease payments to the landlord net of estimated sublease income (See Note H to the Company's Consolidated Financial Statements and Item 2 "Liquidity and Capital Resources" provided herein for further information).

Goodwill and asset impairment in 2002 represents the write-down of $25.4 million consisting of a $25.2 million write-down of LM's entire goodwill balance as of September 30, 2002 and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons. The impairment of goodwill at LM in accordance with SFAS No. 142, was due to the Parent's concerns surrounding the potential uncertainty of restructuring LM's high level of indebtedness and the availability of sufficient capital to significantly grow and/or restructure its business. The equipment impairment at ABN results from the oral notification received from the USDA that it did not anticipate that further printing orders would be placed for food coupons. (See Note G to the Company's Consolidated Financial Statements and Item 2 "Liquidity and Capital Resources" provided herein for further information).

Depreciation Expense

Reported depreciation and amortization expense for the first nine months of 2003 was $3.2 million higher when compared to the first nine months of 2002. Exchange rate devaluation accounts for a decrease of approximately $0.8 million, resulting in a net increase of $4.0 million in constant dollars. This increase was primarily related to the additional depreciation expense at ABNB resulting from the fair valuation of fixed assets which resulted in a step-up in basis in accordance with Fresh Start accounting in the third quarter of 2002.

Interest Expense

Reported interest expense was approximately $0.5 million lower when compared to 2002. Exchange rate appreciation accounts for an increase of approximately $0.3 million, resulting in a net decrease of $0.8 million in constant dollars. This decrease resulted primarily from lower interest at ABNB of $0.8 million and ABN of $0.2 million due to lower borrowings partly offset by an increase of $0.2 million in accrued interest on the Parent's Senior Notes which continue to accrue interest on a pay-in-kind basis.

Gain on Senior Note Repurchase

In 2003, through privately negotiated transactions, the Parent purchased $6.3 million face amount of bonds for an aggregate purchase price of $2.9 million. The Parent recorded a gain for the nine months ended September 30, 2003 of approximately $3.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price. (See "Liquidity and Capital Resources" for further information).

Other, Net

Other, net for the third quarter of 2003 reflects a $1.5 million net favorable gain primarily attributable to the reversal of the remaining pre-petition liabilities which were determined to no longer be disputed by creditors in the Chapter 11 proceedings.

Bankruptcy Costs

Bankruptcy costs decreased by $0.8 million from 2002. This decrease resulted from approximately $0.4 million in administrative wind down costs in 2003, including an accrual for the additional estimated cost of approximately $0.2 million to settle the Blackstone claim as compared to approximately $1.2 million required in 2002 in connection with the consummation of the Parent's Fourth Amended and Restated Plan of Reorganization (the "Plan") Remaining costs to be incurred will result from the further administrative wind down of the Plan, which are reasonable and customary to complete the reorganization process and are not expected to be significant.

Taxes on Income

Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of foreign taxes in the U.S. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance against its U.S. and Australia net operating losses and other U.S. and Australia deferred tax assets due to the uncertainty as to the realization of taxable income in both jurisdictions in the future. Taxes on income are provided only in Brazil, France and Argentina which are the jurisdictions that reported taxable income for the period.

Minority Interest

Minority interest represents the 22.5% minority interest in ABNB held by Bradesco Vida e Previdencia S.A., a subsidiary of the Bradesco Group.

COMPARISON OF RESULTS OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2003 WITH THE THIRD QUARTER ENDED SEPTEMBER 30, 2002.

Sales

Although reported sales increased by $8.9 million or 17.4% from 2002, sales increased by $2.7 million in constant dollars after giving effect to a $6.2 million adjustment resulting from foreign currency exchange rate appreciation. The adjustments due to exchange rate appreciation are attributable to increases of $1.6 million in Brazil, $3.7 million in Australia, $0.6 million in France and $0.3 million in Argentina. The constant dollar sales increase of $2.7 million resulted from higher sales in Brazil of $1.7 million, Argentina of $0.2 million, France of $2.3 million and Australia of $1.4 million, partly offset by lower sales in the United States of $2.9 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $2.9 million in sales in the United States was due to decreased SPS sales at ABN of food coupons (including distribution sales) of $2.1 million, stock and bond certificates of $0.6 million, and $0.4 million in lower sales of secure commercial and government print. These decreases were partly offset by $0.2 million of higher revenue generated through ABN's distribution and fulfillment program with the USPS. The continued reduction in stock and bond certificate sales is due to the trend toward book entry securities and next day settlement (reducing or eliminating the need for physical certificates), and fewer new issues. The elimination in food coupon sales reflects the completion of the USDA's transition to the electronic benefits program with respect to ABN's print contract with the USDA, and the USDA's oral indication that it intends to withhold approximately $1.6 million in final billings under ABN's fulfillment of its distribution contract. (See Note F to the Company's Consolidated Financial Statements and Item 2 "Liquidity and Capital Resources" provided herein for further information). In general, the overall demand for secure paper-based documents of value that are used in the public and private sector continues to decline. These trends have and will continue to have a negative effect on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $1.4 million higher when compared to the prior year. This increase was due to $2.4 million in higher PSDM sales, primarily resulting from $1.8 million in new revenues generated by LM through the introduction of its mail aggregation business and $0.6 million in higher electronic print sales resulting from stronger customer demand. These increases were partly offset by lower SPS sales of $0.7 million resulting from the elimination of passport sales of $0.5 million, as a result of the decision by the Australian government not to renew the passport contract with LM and $0.1 million in lower sales due to decreases in check usage and check prices received from banks of $0.2 million. An additional decrease of $0.3 million resulted from lower TCS transaction card volumes.

At Transtex, TCS sales increased by $0.2 million despite the severe and ongoing economic recession which continues in Argentina. The increase was primarily due to large orders placed in 2003 on prepaid telephone cards partly offset by lower prices received on cards due to competitive pressures. Because of the volatility of Argentine credit markets, however, the overall trend in card usage remains uncertain and there can be no assurance that the volume of TCS sales will continue to grow.

In France, the increase of $2.3 million in TCS sales at CPS was principally due to an increase in bank card sales of $1.3 million as banks required CPS to begin purchasing and charging them for the cost of non-personalized base stock transaction cards resulting in a high volume of sales at cost. CPS also received higher pricing for new technological enhancements required by certain banks to include electronic purse capabilities on cards and acquired a new banking customer in 2003. In addition, phone card orders increased by $1.0 million, as no phone card orders were placed in the third quarter of 2002.

Sales at ABNB in Brazil were $1.7 million higher than in 2002. The net increase was attributable to higher PSDM sales of $1.5 million and increased TCS sales of $1.0 million, partly offset by lower SPS sales of $0.8 million. The increase in PSDM sales was primarily due to increased sales of printing services to two new banking customers. The increase in TCS sales was due to an increase in credit card sales of $1.4 million primarily due to increased prices partly offset by lower sales of phone cards of $0.4 million as a result of the telephone companies' decision to increase the unit value of the card's denomination. The increases were partly offset by a decline of $0.8 million in SPS electronic sales due to lower volumes resulting from the loss of a customer.

Cost of Goods Sold

Although reported cost of goods sold increased $8.9 million or 24.9% as compared to 2002, with no change in gross margins, cost of good sold increased by $4.2 million in constant dollars, after giving effect to foreign currency exchange rate appreciation of $4.7 million. As a result, exchange rate appreciation accounts for increased gross margins of $1.5 million. The effect of exchange rate appreciation by country on cost of goods sold and gross margins respectively was as follows: Brazil-- $1.2 million and $0.4 million, Australia-- $2.8 million and $0.9 million, France-- $0.5 million and $0.1 million, and Argentina-- $0.2 million and $0.1 million.

The constant dollar increase in cost of goods sold resulted primarily from the increase in sales discussed above and a shift in product mix towards higher volume, lower margin products. As a result, gross margins in constant dollars decreased approximately $1.5 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 74.8% in 2003 as compared to 70.3% in 2002. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                            Third Quarter Ended September 30,
                            ---------------------------------
                            2003                       2002
                      (Successor Company)       (Predecessor Company)
                      -------------------       ---------------------
Brazil                      73.2%                      65.8%
Australia                   76.8%                      79.2%
United States               68.0%                      65.8%
Argentina                   60.4%                      48.6%
France                      87.2%                      78.9%

Cost of goods sold at ABNB in Brazil increased by $2.9 million from 2002, with a corresponding decrease in gross margins of $1.3 million. Cost of goods sold as a percentage of sales increased by 7.4% when compared to 2002. The increase in cost of goods sold in constant dollar terms was primarily attributable to the increase in sales discussed above. In addition, there were higher fixed costs primarily attributable to increased maintenance, rental and communication costs with respect to SPS driver's license and PSDM products and additional maintenance required on the TCS phone card chemical lines. Also, PSDM costs in 2002 were lower as a result of the one-time value added tax credits received by the Brazilian federal government. These increases were partly offset by a favorable product mix resulting from higher margin sales of SPS driver's license and intaglio products and TCS phone cards.

Cost of goods sold at LM in Australia increased by $0.7 million and were accompanied by an increase in gross margins of $0.8 million when compared to the prior year. As a percentage of sales, cost of goods sold decreased by 2.4% when compared to the prior year. This decrease in cost of goods sold as a percentage of sales was primarily due to lower fixed costs and a favorable change in product mix as a result of the efficiencies achieved in LM's 2002 restructuring, partly offset by higher variable costs and lower margins from the introduction of LM's mail aggregation business.

Cost of goods sold at ABN in the United States decreased by $1.7 million while gross margins decreased by $1.2 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by approximately 2.2% when compared to the prior year. The is primarily due to a change in product mix whereby sales of higher margin, lower cost stock and bond and food coupon products continued to decline and were partly replaced by sales of lower margin, higher cost direct fulfillment and secure government and commercial printing products. The reduction in food coupon products resulted from the termination of both the print and distribution contracts with the USDA. This trend was partly offset by lower fixed costs as a result of the consolidation of ABN's Philadelphia operation into its Tennessee location. (See Note E to the Company's Consolidated Financial Statements for further information).

In Argentina, cost of goods sold at Transtex was approximately $0.2 million higher than in 2002, with no corresponding increase in gross margins. As a result, cost of goods sold as a percentage of sales increased 11.8% over the prior year. This increase was primarily due to a higher volume of cards produced at significantly lower competitive prices along with higher imported raw material costs due to the weak Argentine Peso.

At CPS in France, cost of goods sold increased by approximately $2.1 million when compared to 2002 resulting in an increase in gross margins of $0.2 million. As a percentage of sales, cost of goods sold increased by approximately 8.3% from 2002 primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the banks. In addition, there was a change in product mix resulting from an increase in lower margin phone card orders beginning in the second quarter of 2003.

Selling and Administrative Expenses

Reported selling and administrative expenses increased by $2.8 million when compared to 2002. Exchange rate appreciation accounted for an approximate $1.0 million increase in expense, resulting from an appreciation in Australia of $0.8 million and Brazil of $0.2 million. The currency effect with respect to the Euro in France and the Argentine currency was nil. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $1.8 million.

In constant dollars, LM's administrative expense increased by $1.8 million due primarily to professional and investment advisory fees in connection with the proposed sale and restructuring of LM. Selling expense at ABNB increased by $0.2 million in constant dollars due to higher commissions on increased sales. These increases were partly offset by $0.1 million in lower commissionable sales at ABN, and lower administrative expenses of $0.1 million at ABN due to the reduction in personnel expenses related to the closure of its Philadelphia plant and additional cost cutting initiatives at its Tennessee location. As a result of the above, for the Company as a whole, selling and administrative expenses as a percentage of sales were higher at 16.8% in 2003 as compared to 14.2% in 2002.

Restructuring

The restructuring charge of $0.1 million in the third quarter of 2003 represents the balance of severance payments made to ABN employees in connection with the close of ABN's Philadelphia plant and the further consolidation of its manufacturing operation into its Tennessee location. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

The restructuring charge of $0.1 million for the third quarter of 2002 represents termination payments to employees in connection with the LM restructuring for the purpose of consolidating LM's manufacturing operations. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

Goodwill and asset impairment

Goodwill and asset impairment in 2003, represents a recovery of $1.1 million resulting from the favorable settlement of ABN's lease with the landlord of its idle Chicago facility in October 2003. As a result of the settlement, ABN remeasured its obligation under the lease and in the third quarter recorded a recovery of a previous impairment provision of approximately $1.1 million. The previous impairment provision was established in the fourth quarter of 2002 based upon the present value of annual lease payments to the landlord net of estimated sublease income. (See Note H to the Company's Consolidated Financial Statements and Item 2 "Liquidity and Capital Resources" provided herein for further information).

Goodwill and asset impairment in 2002 represented the write-down of $25.4 million consisting of a $25.2 million write-down of LM's entire goodwill balance as of September 30, 2002 and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons. The impairment of goodwill at LM in accordance with SFAS No. 142, was due to the Parent's concerns surrounding the potential uncertainty of restructuring LM's high level of indebtedness and the availability of sufficient capital to significantly grow and/or restructure its business. The equipment impairment at ABN resulted from the oral notification received from the USDA that it did not anticipate that further printing orders would be placed for food coupons. (See Note G to the Company's Consolidated Financial Statements and Item 2 "Liquidity and Capital Resources" provided herein for further information).

Depreciation Expense

Reported depreciation and amortization expense was $1.4 million higher when compared to 2002. Exchange rate appreciation accounted for approximately $0.2 million of increase, resulting in a net increase of $1.2 million in constant dollars. This increase was primarily related to the additional depreciation expense at ABNB resulting from the fair valuation of fixed assets which resulted in a step-up in basis in accordance with Fresh Start Accounting in the third quarter of 2002

Interest Expense

Reported interest expense was approximately the same when compared to 2002. Exchange rate appreciation accounted for approximately $0.1 million of increase, resulting in a net decrease of $0.1 million in constant dollars. The net decrease on a constant dollar basis resulted primarily from lower interest at ABNB of $0.2 million due to lower borrowings partly offset by additional accrued interest of $0.1 million on the Parent's Senior Notes.

Other, Net

Other, net for the third quarter of 2003 reflects a $1.3 million net favorable gain primarily attributable to the reversal of the remaining pre-petition liabilities which were determined to no longer be disputed by creditors in the Chapter 11 proceedings.

Bankruptcy Costs

Bankruptcy costs in the third quarter ended 2003 decreased by $0.2 million from the third quarter of 2002. This decrease resulted from $0.3 million in administrative wind down costs in 2003 including an accrual for the additional estimated cost of approximately $0.2 million to settle the Blackstone claim as compared to approximately $0.5 million required in 2002 in connection with the consummation of the Parent's Plan. Remaining costs to be incurred will result from the further administrative wind-down of the Plan, which are reasonable and customary to complete the reorganization process and are not expected to be significant.

Taxes on Income

Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions such as state and local taxes and the utilization of credits for payment of foreign taxes in the US. The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance against its US and Australia net operating losses and other US and Australia deferred tax assets due to the uncertainty as to the realization of taxable income in both jurisdictions in the future. Taxes on income are provided only in Brazil, France and Argentina, which are the jurisdictions that reported taxable income for the period.

Minority Interest

Minority interest represents the 22.5% minority interest in ABNB held by Bradesco Vida e Previdencia S.A., a subsidiary of the Bradesco Group.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows. Cash flow decreased by $2.7 million in the first nine months of 2003 compared to an increase of $2.4 million in the comparable period of 2002. This $5.1 million negative cash flow variance resulted principally from the following:

     - A $7.2 million net decrease in cash flow from operating activities attributable to a $4.5 million unfavorable working capital variance and a $2.7 million decrease in net income after non-cash adjustments. The unfavorable working capital variance is attributable to the reduced collection of receivables at ABN in 2003 principally related to food coupon sales, particularly in light of the USDA's dispute of ABN's $1.6 million final billing under its distribution contract. In addition, an unfavorable working capital variance resulted from the increased level of receivables and inventory in France when compared to 2002, as a result of the banks' requirement that CPS purchase the non-personalized base stock transaction card and pass the cost along to the banks. These unfavorable working capital variances were partly offset by the improved collection of receivables at LM this year versus last year and the utilization of one-time value added tax credits in Brazil recovered by the end of 2002.

     - A $1.2 million net increase in cash flow from investing activities principally attributable to a reduction in capital expenditures in Australia and Brazil of $1.3 million and $0.6 million, respectively in 2003, partly offset by an increase in capital expenditures at ABN and France of $0.1 million and $0.1 million, respectively in 2003, as well as the proceeds received from the one-time private sale of certain printed materials outside the ordinary course of business by ABN of $0.5 million in 2002.

     - A $0.1 million net decrease in cash from financing activities attributable to the Company's use of $2.9 million to buy back its Senior Secured Notes in the first nine months of 2003, and

         $1.1 million of decreased borrowings in Australia under its revolving credit facility. These net cash flow decreases were partly offset by increased cash resulting from lower repayments of $2.9 million related to the prior year pay down of the working capital facility at ABN, a $0.8 million net reduction in repayments on short-term equipment financing in Brazil and a $0.2 million reduction in dividends paid to minority shareholders in 2003.

     - A $1.0 million net increase in cash due to the impact of favorable exchange rate valuation in 2003 on cash balances on hand.

Short-Term Borrowings. At September 30, 2003 (Successor Company), the Company's subsidiaries had outstanding approximately $2.3 million in borrowings (excluding letters of credit) under their respective short-term credit facilities. The Company's Australian subsidiary, LM, has a working capital facility of approximately $3.9 million with a local bank, collateralized by LM's Banking Syndicate. At September 30, 2003, LM had used approximately $2.3 million for working capital purposes and $0.2 million for outstanding letters of credit under the line, leaving approximately $1.4 million available for working capital purposes. The Company's French subsidiary, CPS, had available approximately $1.2 million at September 30, 2003 under its working capital credit facility with no borrowings against the facility as of September 30, 2003. The Company's Brazilian and Argentine subsidiaries had no outstanding short-term borrowings. As a result of overall credit tightening by the banks in Argentina, no credit terms are available to Transtex.

The Company's domestic subsidiary, ABN, had a one year $2 million asset-based working capital facility with a local bank in Tennessee which expired on March 31, 2003. This facility allowed ABN to borrow at a 5.5% short term interest rate for general working capital and letters of credit purposes. In the second quarter the local bank performed a credit review, and agreed in June 2003 to extend the term of this facility for one year through June 19, 2004 subject to annual compliance with certain net worth to debt covenants. The Company believes that ABN will need to utilize the line of credit at various times during the balance of 2003 but should have sufficient cash flow to pay it down by year end. At September 30, 2003, ABN had no outstanding borrowings under the line, and had used $0.2 million for outstanding letters of credit, which remain outstanding and in effect as of November 14, 2003.

Long-Term Debt. The Company's long-term debt consists of (i) the $96.3 million of the Parent's 10 3/8% Senior Notes due January 31, 2005, which was reinstated under the Plan and accrues interest in kind, (ii) $54.3 million of LM's senior and subordinated non-recourse debt due June 2004 (the "LM Debt") all of which is classified as current at September 30, 2003, and (iii) $0.7 million of mortgage indebtedness at ABN of which $0.1 million is current.

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

In total, the Parent purchased through privately negotiated transactions, approximately $6.3 million face amount of Senior Notes for an aggregate purchase price of approximately $2.9 million. The Parent recorded a gain of approximately $3.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price during the first half of 2003.

Major Customer

The Company's major customer, Banco Bradesco which is also a 22.5% minority shareholder in ABNB, has agreed to extend its supply agreement with ABNB (which was originally scheduled to expire in June 2003 and was extended to September
2003) for an additional year to September 30, 2004. There can be no assurance that this supply agreement will be renewed or if renewed, will be based upon the same prices and conditions that presently exist.

ABILITY TO SERVICE DEBT

The high level of the Parent's Senior Note indebtedness, $96.3 million at September 30, 2003, poses a high degree of uncertainty as to the Company's ability to repay this debt upon the January 31, 2005 maturity date. Absent a significant increase in available free cash flow from operations, it is the Parent's intention from now until the maturity date to continue to pay in kind its semi-annual interest payments on the Senior Notes in lieu of cash interest, as permitted under its revised indenture. There is significant risk that the Company may not generate sufficient future cash flow from operations to repay the Senior Notes upon maturity. This factor, combined with the Company's limited access to capital and financial markets for the purpose of obtaining new financing (or equity to refinance the Senior Notes) could require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further disclosure relating to these risks.

The Company's Australian subsidiary, LM, is highly leveraged, with approximately $54.3 million of local bank debt which is non-recourse to the Parent. The Parent and LM notified LM's Banking Syndicate in December 2000 that LM would be unable to fully repay the loan by the December 31, 2001 maturity date and therefore requested that the banks consider a modification, restructuring and extension to the existing terms of the present banking facility.

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

In April 2003, LM and LM's Banking Syndicate agreed in principle on a capital reorganization of LM's business so that it could be sold debt-free. As a result, LM's board appointed a local independent investment bank to act as financial advisors on any sale process to take place. In connection with the sale process, LM's Banking Syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 maturity date of the loan. In addition, the Banking Syndicate agreed to suspend all financial covenant testing on a monthly basis during the sale period. As a result, the total amount of the loan of $54.3 million at September 30, 2003, has been classified as current.

In the third quarter of 2003, the Banking Syndicate evaluated the public sale process conducted by LM's financial advisors. After reviewing all options, the Banking Syndicate elected to not sell LM but have instead entered into negotiations with LM and the Company and subsequently orally agreed in principle to restructure LM's bank debt through a combination of debt forgiveness and a partial debt for preferred and common equity swap. This transaction would give the Banking Syndicate a controlling equity stake in LM and would result in the Parent relinquishing control and retaining a minority interest position. The final terms and conditions are expected to be completed in due course. The exchange is expected to result in a significant non-cash gain to the Company to the extent of the net discharge of LM's indebtedness upon deconsolidation.

While agreements in principle between the Company, LM and LM's Banking Syndicate have resulted in satisfactory arrangements in the past, there is no certainty that the above process will be satisfactorily concluded. In the event that these discussions are not satisfactorily concluded, there is a possibility LM may not be able to continue as a going concern absent further accommodation from the Banking Syndicate. Moreover, LM's capital constraints have caused local management difficulty in upgrading computer and other systems that, in turn, have hampered their ability to effectively and efficiently operate, evaluate and restructure the business. Under the terms of the LM Debt, dividends payable to the Parent are prohibited.

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

In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course has billed the USDA approximately $1.6 million in accordance with the contract. The USDA has orally indicated its intention to dispute the final billings under this contract. ABN believes it has fully complied with all terms under such contract and is entitled to full payment for all work performed. However, pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 101, the Company has not as of this date recognized any of the revenue on these services as a result of the USDA's oral communication.

The reduction in operating margins from food coupon sales has had a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent. Moreover, the failure by ABN to fully recover its final invoicings from the USDA under its distribution contract, could further exacerbate the liquidity of ABN and the Parent. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further disclosure relating to the reduction in food coupon revenues at ABN.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2003 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, fluctuations in exchange rates, instability and economic recession in Brazil and Argentina, the Parent's dependence on dividends from its operating subsidiaries, trends towards lower margin products, the increasing proportion of sales outside the United States and other factors affecting the Company's business generally. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company's foreign exchange exposure policy generally calls for selling its domestically manufactured products in US Dollars and, in the case of LM, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country.

Although the Real and the Argentine Peso have improved over the last nine months, the Company nevertheless experienced an average devaluation against the US Dollar when compared to the nine months of the prior year in the Brazilian and Argentine currencies of approximately 15% and 7%, respectively. The Australian and Euro currencies experienced an average appreciation of approximately 17% and 21%, respectively, during the same period.

For the third quarter ended September 30, 2003, the Company experienced an average appreciation in the Brazilian, Argentine, Australian and Euro currencies against the US Dollar of approximately 6%, 26%, 20% and 15%, respectively, when compared to the prior year.

Historically, and to date, the Brazilian Real has experienced tremendous volatility against the US Dollar. The average exchange rate for the nine months and third quarter ended September 30, 2003 was R$3.14 and R$2.93 to the US Dollar, respectively. As of October 28, 2003, the Real had strengthened to R$2.87 to the US Dollar. Despite its significant improvement in 2003, the Real still continues to experience exchange rate volatility, as the average devaluation for the nine months ended September 30, 2003 was 15% whereas an average appreciation of approximately 6% occurred in the third quarter ended September 30, 2003, against the US Dollar when compared to the prior year. In 2002, the Real devalued to its lowest level by over 41% against the US Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). The Real ended 2002 at R$3.53 to the US Dollar, a decline of 33% from its rate at the beginning of that year (R$2.35). Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the US Dollar.

ABNB is the Company's largest subsidiary, contributing on an annual basis approximately half of the revenues, operating profit and cash flow of the consolidated group. Despite the recent strengthening of the Real, the currency's devaluation has over the past two years severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expense in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result.

Despite the Real's recent strengthening, the continued devaluation to date and the long-term threat of currency devaluation in Brazil and elsewhere, (along with the weakness of certain product lines at ABN, and the diminished value of
LM) could severely impact the Company's ability to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

In an effort to end its lengthy recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At October

28, 2003, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.88.

ITEM 4. CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1. LEGAL AND OTHER PROCEEDINGS.

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

On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge all claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on December 11, 2003, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

Dispute with the Blackstone Group L.P. In the third quarter of 2003, the Parent and its Chapter 11 investment advisors, the Blackstone Group ("Blackstone), orally agreed in principle to settle Blackstone's $1.6 million asserted claim pursuant to an unsecured promissory note which was scheduled to be payable upon consummation of the Plan. While both parties continue to preserve their respective rights through the normal procedures of the Bankruptcy Court, the proposed settlement contemplates that the Parent will pay Blackstone approximately $0.6 million in cash and give a secured note (the "Note") for approximately $1.3 million which would have a security interest on a pari passu basis with the Parent's Senior Notes. The Note would mature simultaneously with the Senior Notes. It is anticipated that a final settlement will be reached by the end of 2003. However, there can be no assurance that a successful outcome between the parties can be achieved.

Lithuania Claim. In October 2003, the Parent notified the Bank of Lithuania, ("Lithuania"), that it would not make its scheduled installment settlement payment of $0.5 million due October 1, 2003 due to its cash flow constraints. The payment is part of a remaining $1.7 million settlement obligation between the Parent and Lithuania that was entered into the Bankruptcy Court and became effective upon the October 1, 2002 consummation of the Plan. Both parties have entered into a discussion in an attempt to restructure the balance of the obligation to avoid further litigation. However, counsel for Lithuania has indicated that the Parent's initial proposal was unacceptable and there can be no assurance that a successful outcome between the parties can be achieved. As a result of the default, the entire $1.7 million obligation has been recorded as a current liability in accounts payable and accrued expenses at September 30, 2003.

Commonwealth of Australia Claim. In January 2003, LM received a repayment request from the Australian Treasury Department (the "Treasury") related to a contract under which LM provided services to the General Sales Tax Office (the "GST"). Services rendered under this contract were provided by LM to the GST between the years 2000 and 2001. The claim for repayment alleges that an overpayment of approximately $1.0 million was made by the GST. In order to resolve this dispute, LM and the GST executed a settlement agreement whereby LM will pay $0.8 million to be paid upon the earlier of (i) the proceeds received from LM's sales process if completed by December 31, 2003 or (ii) in twelve equal installments commencing January 2004 which balance would be accelerated upon the proceeds from any sale process which takes place after December 31, 2003. Accordingly, LM has fully reserved this amount as of September 30, 2003 with respect to the proposed settlement.

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

Dated: November 14, 2003