Form 10-K
period 2003-12-31
AMERICAN BANKNOTE CORP
filed 2004-03-30
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 1-3410
                                _________________

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

     Title of each class:                   Name of exchange on which registered
Common Stock, par value $.01 per share                     OTC-BB
 Series 1 Warrants                                         OTC-BB
 Series 2 Warrants                                         OTC-BB

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         At March 16, 2004, the aggregate market value of the voting stock held by non-affiliates was $4,237,493.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

         As of March 19, 2004, 11,770,815 shares of the registrant's common stock were outstanding. Documents Incorporated by Reference:

None.

                          AMERICAN BANKNOTE CORPORATION

                                TABLE OF CONTENTS

PART I

     Item 1.      Business.......................................................................................     1
     Item 2.      Properties.....................................................................................    18
     Item 3.      Legal Proceedings..............................................................................    18
     Item 4.      Submission of Matters to a Vote of Security Holders............................................    19

PART II

     Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters......................    20
     Item 6.      Selected Financial Data........................................................................    24
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........    26
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................    45
     Item 8.      Financial Statements and Supplementary Data....................................................    47
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    47
     Item 9a.     Controls and Procedures........................................................................    47

PART III

     Item 10.     Directors and Executive Officers of the Registrant.............................................    48
     Item 11.     Executive Compensation.........................................................................    49
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters........................................................................................    49
     Item 13.     Certain Relationships and Related
                  Transactions...................................................................................    49
     Item 14.     Principal Accountant Fees and Services.........................................................    50

PART IV

       Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................    51

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

         American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

         In October 2002, the Parent issued $91.6 million aggregate principal amount of its 10 3/8% Senior Notes ("Senior Notes") in connection with the Chapter 11 Proceeding described below. The maturity date for the Senior Notes, was extended, to January 31, 2005, at which time the aggregate principal amount thereof, which will then be approximately $111.6 million will be due and payable in full. The Parent anticipates that, based upon the current and anticipated future cash flows generated from operations, it will not be able to repay its Senior Notes upon the January 31, 2005 maturity date. Further, as a result of the Company's limited access to capital and financial markets, it is highly unlikely that the Parent will be able to refinance the Senior Notes. Absent a further agreement with the holders of the Senior Notes, the Parent will be required to undergo a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. Any of these events will substantially reduce, or perhaps eliminate, any value associated with the Parent's equity, including its Common Stock and may substantially reduce the value of its other securities. However, because each of the Parent's subsidiaries is a self-funded stand-alone entity, it is anticipated that each subsidiary, with the exception of LM will continue to operate its business in the normal course, on a stand-alone basis, irrespective of any restructuring of the Parent. For a discussion of LM see "Proposed 2004 LM Restructuring."

Business--Structural Overview

         Through its subsidiaries in the United States, Brazil, Australia, New Zealand, France, and Argentina, the Company is a trusted provider of secure printed documents, printed and personalized secure and non-secure transaction and identification cards and systems, and a wide array of document management and transaction services and solutions. The Company provides its customers in the private and public sectors with products and services that incorporate anti-fraud and counterfeit resistant facilities, processes and technologies. The Company operates and manages its business based on geographic location in a single industry along three principal product lines: Transaction Cards and Systems; Printing Services and Document Management; and Security Printing Solutions. The Company is endeavoring to expand along these and complementary product and service lines, with particular emphasis on fields that are relevant to its existing customer base, such as electronic commerce and secure distribution and fulfillment.

         The Parent's principal subsidiaries are:

                  American Bank Note Company ("ABN") a New York Corporation (and the Company's domestic operating subsidiary),

                  American Bank Note Ltda. ("ABNB"), a 77.5% owned Brazilian company,

                  ABN Australasia Limited, trading as the Leigh-Mardon Group ("LM"), a 90% owned Australian company, with an operating subsidiary in New Zealand,

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

CONSUMMATION OF THE REORGANIZATION PLAN

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

         On October 1, 2002, all conditions required for the effectiveness of the Plan were achieved and the Plan became effective (the "Effective Date"). On the Effective Date, the Parent cancelled all shares of its then outstanding common stock and preferred stock, and began to issue shares of its new common stock, $.01 par value per share ("Common Stock"), and certain additional rights, warrants and options entitling the holders thereof to acquire Common Stock, in the amounts and on the terms set forth in the Plan.

         None of the Parent's subsidiaries was or has ever been a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding. As a result, during the Parent's reorganization, each one of the Parent's subsidiaries continued to operate its respective business in the normal course, on a stand-alone basis.

DISTRIBUTIONS UNDER THE PLAN

         The following descriptions are summaries of material terms of the Plan. This summary is qualified by the material agreements and related documents constituting the Plan, copies of which were filed as exhibits to the Parent's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K"), the Parent's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and the Parent's Current Reports on Form 8-K filed on June 3, 2002, August 28, 2002, September 4, 2002 and October 16, 2002 and by the provisions of applicable law. All reference to "on a fully diluted basis" or "subject to dilution" shall give effect to the issuance of the number of shares of Common Stock of the Successor Company reserved for issuance in order to settle the claims discussed below.

         Resolution of Pre-petition Claims. The former major classes of credit and equity claims and their respective distributions received under the Plan are described below. For more complete information of the claims and recoveries under the Plan, see the referred above filings.

         11 1/4% Senior Subordinated Note Claims. Under the Plan, the Parent exchanged on the Effective Date with the former holders of the $95 million principal amount of the Parent's 11 1/4% Senior Subordinated Notes due December 1, 2007 (the "Senior Subordinated Notes"), in full satisfaction, settlement, release, discharge of and in exchange for the $106.2 million in principal of, and accrued interest on, the Senior Subordinated Notes, approximately 10.6 million shares of Common Stock, representing approximately 90% of the shares of Common Stock of the reorganized Parent as of the Effective Date. Consequently, a change in control occurred on the Effective Date, with control of the Parent being transferred from the holders of the Parent's old common and preferred stock outstanding prior to the Effective Date to the former holders of the Parent's Senior Subordinated Notes.

         10 3/8% Senior Note Claims. The Parent's $56.5 million principal amount of 10 3/8% Senior Notes due June 1, 2002 (the "Senior Notes") were reinstated at par value, with accrued interest and a two percent consent fee paid in the form of additional Senior Notes which in total aggregated approximately $79 million of such Senior Notes. The Parent's $8.0 million principal amount of 11 5/8% Notes due August 1, 2002 (the "11 5/8% Notes") were converted into Senior Notes together with accrued interest which totaled $3.9 million as of the assumed July 31, 2002 payment date and a conversion fee of approximately $0.7 million. Consequently, the former holders of the 11 5/8% Notes immediately prior to the consummation of the Plan on the Effective Date received an aggregate amount of approximately $12.6 million principal amount of Senior Notes, bringing the total amount of Senior Notes outstanding as of the Effective Date to $91.6 million. The maturity date for the Senior Notes was extended through January 31, 2005, and a number of modifications were made to the indenture governing the Senior Notes. Subsequent interest payments on the Senior Notes, which occurred semi-annually on December 1, 2002, June 1, 2003 and December 1, 2003, have been paid in kind at the Parent's option in accordance with its rights under the indenture. At December 31, 2003 and 2002, the total reinstated amount of Senior Notes, inclusive of paid in kind interest and fees, totaled $100.0 million and $95.5 million, respectively. In light of the Parent's current financial position, it is highly unlikely that the Parent will be able to pay the principal amount due under the Senior Notes upon maturity on January 31, 2005, and the failure to do so (or to obtain adequate replacement financing or obtain an extension or other agreement with the holders thereof) will require the Company to undergo a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. Any of these events will substantially reduce, or perhaps even eliminate, any value associated with Parent's equity and other securities, including its Common Stock.

         Convertible Subordinated Noteholders. Holders of the Parent's Convertible Subordinated Notes due August 2, 2002 and November 25, 2002, who in the aggregate were owed $3.7 million by the Parent, received 221,573 shares of Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claims. This represents approximately 1.9% of the initial shares of Common Stock subject to dilution.

         General Unsecured Claims. Under the Plan, all General Unsecured Creditors were unimpaired. As a result, each holder of a General Unsecured Claim retained the full value for its claim, most of which were paid by the Parent in the fully allowed amount or in such other amount and upon such terms as the Parent and any such holder agreed. Other claims remain unpaid as of this date and have been adequately reserved on the Parent's balance sheet. The estimated total face amount of such claims was approximately $7.6 million.

         Equity Claims and Interests. All pre-petition equity holders shared in a Common Stock Equity Reserve (the "Equity Reserve"). The Equity Reserve contained 915,396 shares of Common Stock in the Successor Company, representing approximately 7.7% of the Common Stock, subject to dilution. In addition, the Equity Reserve held 622,481 warrants, representing the right to purchase approximately 5% of the Common Stock, subject to dilution.

         The warrants consist of Series 1 Warrants ("Series 1 Warrants") and Series 2 Warrants ("Series 2 Warrants"), with 311,241 Series 1 Warrants representing the right to purchase 311,241 aggregate shares of Common Stock at an exercise price of $10 per share, and 311,240 Series 2 Warrants representing the right to purchase 311,240 aggregate shares of Common Stock at an exercise price of $12.50 per share.

         The Equity Reserve was distributed to the holders of old preferred stock and common stock and various securities claimants on various dates of distribution following consummation of the Plan pursuant to the allocations discussed below.

         Pre-petition Preferred Stock and Common Stock Interests - Primary share distribution. Holders of 2,404,845 shares of preferred stock and 23,486,135 shares of common stock outstanding prior to the Effective Date (exclusive of 1,603,095 shares of former common stock owned by the old Parent's former Chairman) received their pro-rata share of 60% of the 915,396 shares of Common Stock in the Equity Reserve. This resulted in 549,238 shares of Common Stock allocated to these holders on a pro-rata basis with 51,015 shares of Common Stock issued to the holders of former preferred stock and 498,223 shares of Common Stock issued to the holders of former common stock.

         Warrant Distribution. The holders of old preferred stock and old common stock outstanding prior to the Effective Date also received on a pro-rata basis 60% of the 311,241 Series 1 Warrants and 60% of the 311,240 Series 2 Warrants in the Equity Reserve. This resulted in 186,745 Series 1 Warrants and 186,744 Series 2 Warrants allocated to these holders on a pro-rata basis as follows:
17,346 Series 1 Warrants and 17,345 Series 2 Warrants were issued to the holders of former preferred stock and 169,399 Series 1 Warrants and 169,399 Series 2 Warrants were issued to the holders of former common stock.

         Equity Options Distribution. In addition to the participation of the former holders of former preferred stock and common stock in the Equity Reserve, these holders also received on a pro-rata basis 177,061 Equity Options, each representing the right to purchase one share of Common Stock. Fifty percent of the Equity Options are exercisable when the Common Stock trades at an average of $5.00 per share over twenty consecutive trading days, and the remaining fifty percent is exercisable when the Common Stock trades at an average price of $7.50 per share over twenty consecutive trading days. These options, if exercised, will allow the holders to purchase up to 1.28% of the outstanding shares of Common Stock on a fully-diluted basis. The former holders of preferred stock received 16,446 Equity Options and the former holders of common stock received 160,615 Equity Options.

         Securities Claims. The remaining 40% of the Common Stock and Warrants in the Equity Reserve were issued in settlement of pre-petition securities claims. This resulted in a transfer of 366,158 shares of Common Stock, 124,496 Series 1 Warrants and 124,496 Series 2 Warrants.

         Unsurrendered Old Preferred Stock Claims. Holders of unsurrendered preferred stock outstanding prior to the Effective Date, who in the aggregate had a claim of approximately $0.4 million, received 43,245 shares of Common Stock in full satisfaction, settlement, release and discharge of and in exchange for their claim, representing approximately 0.4% of the shares of Common Stock issued on the Effective Date, subject to dilution.

FRESH START ACCOUNTING

         In accordance with the AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting ("Fresh Start") as of September 30, 2002. The Company recorded the effects of the Plan and Fresh Start as of October 1, 2002 which was the Effective Date of the Plan. Under Fresh Start, a new reporting entity (the "Successor Company" or the "Reorganized Company") is deemed to be created as a result of a change in control of ownership. SOP 90-7 requires, among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their reorganization value ("Reorganization Value"), which is defined as the fair value at the Effective Date, in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Staff Accounting Bulletin No. 54. The reorganized values were accordingly recorded on the books and records of the subsidiary companies. Any portion of the Reorganized Company's assets not attributed to specific tangible or identified intangible assets of the Reorganized Company were identified as Reorganization Value in excess of amounts allocable to identified assets and has been classified as goodwill ("Goodwill"). This Goodwill is periodically reviewed and measured for impairment on an annual basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill of the Company was $72.1 million and $99.6 million at December 31, 2003 and December 31, 2002, respectively. The change in Goodwill between periods was due to a remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions which resulted in an impairment of approximately $42.6 million partly offset by a foreign currency translation gain of approximately $15.1 million, in accordance with SFAS No. 52.

         The Effective Date was October 1, 2002 and, as a result, Fresh Start was adopted on September 30, 2002. In addition to restating assets and liabilities at their Reorganization Value, the Predecessor Company's accumulated deficit, including accumulated foreign currency translation adjustments totaling $289.6 million, was eliminated and the capital structure was recast in conformity with the Plan. The adjustments to eliminate this accumulated deficit consisted of a $91.4 million extraordinary gain on the forgiveness of debt of which $91 million was converted into Common Stock and $0.4 million represented discounts negotiated with various unsecured creditors, and a $223.2 million Fresh Start gain with a corresponding $23.2 million charge related to ABNB's minority interest holder's share of the valuation based upon the reorganization value of the Successor Company. These gains were partly offset by a $1.8 million extraordinary loss resulting from the reinstatement of the Senior Notes and the exchange of the 11 5/8% Notes for Senior Secured Notes inclusive of all accrued interest and consent premiums which were paid or accrued in kind.

         As a result of the Company's adoption of Fresh Start, reporting for the Reorganized Company for the year ended December 31, 2002 reflects the financial results of operations and cash flows of the Successor Company for the three month period ended December 31, 2002 and those of the pre-reorganization Company (the "Predecessor Company") for the nine month period ended September 30, 2002. As a result of the application of Fresh Start, the complete financial statements for the periods after reorganization are not comparable to the financial statements for the periods prior to reorganization.

Primary Purposes of the Plan of Reorganization

         The primary purposes of the Plan were to reduce the Parent's debt service requirements and overall level of indebtedness, to realign its capital structure and to provide it with greater liquidity to operate its business.

         WHILE THE PLAN MATERIALLY IMPROVED THE PARENT'S INDEBTEDNESS, CAPITAL STRUCTURE AND LIQUIDITY, MANY OF THE SAME RISKS THAT RESULTED IN THE PARENT'S INABILITY TO MEET ITS INTEREST PAYMENTS PRIOR TO FILING CHAPTER 11 REMAIN TODAY, INCLUDING FOREIGN CURRENCY RISK, ECONOMIC RECESSION AND POLITICAL INSTABILITY IN CERTAIN REGIONS SERVED BY THE PARENT'S SUBSIDIARIES, AN ACCELERATED DECREASE IN HIGH MARGIN PRODUCTS RESULTING IN SIGNIFICANTLY LOWER OPERATING INCOME LEVELS, AND A HIGH LEVEL OF SENIOR NOTE INDEBTEDNESS. THE PARENT BELIEVES THAT, IN THE NEAR TERM, IT CAN CONTINUE TO OPERATE AS A GOING CONCERN AND GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS TO MEET ITS OBLIGATIONS ON A TIMELY BASIS. HOWEVER, ABSENT A SIGNIFICANT INCREASE IN AVAILABLE FREE CASH FLOW FROM OPERATIONS, IT IS THE PARENT'S INTENTION DURING THIS TIME TO CONTINUE TO PAY ITS SEMI-ANNUAL INTEREST PAYMENTS ON THE SENIOR NOTES IN KIND IN LIEU OF CASH INTEREST, AS PERMITTED BY ITS REVISED INDENTURE.

         MOREOVER, NO ASSURANCE CAN BE MADE THAT THE COMPANY WILL HAVE SUFFICIENT LIQUIDITY ON AN OVERALL BASIS TO MEET ITS FUTURE OPERATING NEEDS, AND THERE IS A SIGNIFICANT LIKELIHOOD THAT, BASED UPON THE CURRENT AND ANTICIPATED FUTURE CASH FLOWS GENERATED FROM OPERATIONS, THE PARENT WILL NOT BE ABLE TO REPAY ITS SENIOR NOTES UPON THE JANUARY 31, 2005 MATURITY DATE. THIS FACTOR, COMBINED WITH THE COMPANY'S LIMITED ACCESS TO CAPITAL AND FINANCIAL MARKETS TO REFINANCE THE SENIOR NOTES, IS HIGHLY LIKELY TO REQUIRE A FURTHER RESTRUCTURING, BANKRUPTCY OR PARTIAL OR TOTAL LIQUIDATION OR SALE OF THE COMPANY ON OR BEFORE JANUARY 31, 2005. FOR A FURTHER DISCUSSION OF THESE RISKS, PLEASE SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," ITEM 7A, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND THE INDEPENDENT AUDITORS' REPORT WITH RESPECT TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FILED HEREWITH.

RISK FACTORS

         THE FOLLOWING SECTION HIGHLIGHTS SOME, BUT NOT ALL OF THE RISKS RELATING TO THE COMPANY, ITS BUSINESS AND THE COMMON STOCK. THIS INFORMATION SHOULD BE CAREFULLY CONSIDERED AND EVALUATED BY ALL CURRENT AND PROSPECTIVE HOLDERS OF THE PARENT'S SECURITIES IN CONJUNCTION WITH RISKS DESCRIBED UNDER
ITEM 7A, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" AND THE OTHER INFORMATION CONTAINED IN THIS FORM 10-K.

The price of the Company's Common Stock may experience volatility.

         The trading price of the Company's Common Stock could be subject to wide fluctuations in response to variations in the Company's quarterly operating results, changes in earnings estimates by analysts, the failure of the Company to meet analysts' quarterly earnings estimates, conditions in the industry, conditions in foreign markets in which subsidiaries operate and the outlook for the industry as a whole or general market or economic conditions. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of the specific companies. Such market fluctuations could have a material adverse effect on the market price for the Company's securities.

The Company has significant indebtedness.

         The Company has significant indebtedness which continues to accrue interest on a pay in kind basis. There is a significant likelihood that, based upon the current and anticipated future cash flows generated from operations, the Company will not be able to repay its Senior Notes upon the January 31, 2005 maturity date. The Company cannot assure investors that it will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest on, its indebtedness. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it may have to modify its growth plans, restructure or refinance its indebtedness or seek additional capital. The Company cannot assure investors that any of these strategies could be effected on satisfactory terms, if at all, in light of its high leverage, or that any such strategy would yield sufficient proceeds to service its indebtedness. The Company's high level of indebtedness imposes substantial risks to holders of its securities, including the following:

         - the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

         - a substantial portion of the Company's cash flow from operations must be dedicated to service its indebtedness and will not be available for capital expenditures and other purposes in furtherance of its strategic growth objectives, and its failure to generate sufficient cash flow to service this indebtedness could result in a default under this indebtedness;

         - the Company is more highly leveraged than many of its competitors which may place it at a competitive disadvantage;

         - the Company's high degree of leverage could make it more vulnerable to adverse changes in its business and general economic conditions;

         - the Company's ability to satisfy its obligations under its indebtedness will be dependent upon risks, uncertainties and contingencies affecting its business and operations, many of which are beyond the Company's control, such as general economic conditions, the entry of new competitors in its markets and the introduction of new technology; and

         - if the Parent or LM is unable to repay indebtedness when due, the defaulting entity may be required to undergo a further restructuring, bankruptcy or partial or total liquidation or sale, which could materially, adversely affect the value of the Common Stock and other securities of the Company.

The Company's industry is highly competitive.

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

         Each of the Company's domestic and foreign operations conducts its business in highly-competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. In addition, there are several smaller local competitors in Brazil who have manufacturing and service capabilities in certain transaction cards and systems (including driver's license programs) and have therefore created additional competitive pricing pressures. Also, many of the Company's larger competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

The Company needs to keep pace with rapid industry and technological change.

         The Company's future financial performance will depend, in part, upon the ability to anticipate and adapt to rapid regulatory and technological changes occurring in the industry and upon the ability to offer, on a timely basis, services that meet evolving industry standards. The Company cannot assure investors that it will be able to adapt to such technological changes or offer these services on a timely basis or establish or maintain a competitive position. The industry is changing rapidly due to, among other things, technological improvements and the globalization of the world's economies and free trade. In addition, the industry is in a period of rapid technological evolution. The Company is unable to predict which of the many possible future product and service offerings will be important to establish and maintain competitive position or what expenditures will be required to develop and provide these products and services. The Company cannot assure investors that one or more of these factors will not vary unpredictably, which could have a material adverse effect on the Company. In addition, the Company cannot assure investors, even if these factors turn out as it anticipates, that the Company will be able to implement its strategy or that the strategy will be successful in this rapidly evolving market.

Departure of key personnel could harm the Company's business.

         The Company will be managed by a small number of key executive officers and operating personnel. The loss of key personnel could have a material adverse effect on the Company's business. Further, the Company believes that its future success will depend in large part on its continued ability to attract and retain skilled and qualified personnel with experience in its industry. These employees are in great demand and are often subject to competing offers of employment.

Because segments of the Company's operations are based in countries outside the United States, its business is subject to risks relating to economic and political uncertainty, including inflation and foreign taxes.

         The Company is subject to economic, political or social instability or other developments not typical of investments made in the United States. These events could adversely affect the Company's financial condition and results of operations. During the past several years, countries in Latin America in which the Company operates have been characterized by varying degrees of inflation, uneven growth rates and political uncertainty. The Company currently does not have political risk insurance in the countries in which it conducts business. While the Company carefully considers these risks when evaluating investment opportunities and seeks to mitigate these and other risks by diversifying its operations, the Company may be materially adversely affected as a result of these risks.

         The Company's operations depend upon the economies of the markets in which it operates. These markets include countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of consumer prices, employment levels, gross domestic product and interest and foreign exchange rates. The Company is subject to fluctuations in the local economies in which it operates. To the extent such fluctuations occur, the growth of the Company's services in these markets could be impacted negatively.

         Certain of the Company's markets are in countries in which the rate of inflation is significantly higher than that of the United States. The Company cannot make assurances that any significant increase in the rate of inflation in these countries could be offset, in whole or in part, by corresponding price increases by the Company, even over the long-term. Distributions of earnings and other payments, including interest, received from the Company's subsidiaries may be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or operating, which will reduce the amount of after-tax cash the Parent can receive from these entities. In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for such foreign withholding taxes and for foreign income taxes paid directly by foreign corporate entities in which it owns 10% or more of the voting stock. The Company may also be required to include in its income for United States federal income tax purposes its proportionate share of certain earnings of those foreign corporate subsidiaries that are classified as "controlled foreign corporations" without regard to whether distributions have been actually received from the Company's subsidiaries.

Strong labor unions in foreign markets may increase the Company's expenses.

         In many countries in which the Company operates, labor unions are considered to be strong and influential. Accordingly, the Company may encounter strikes or other types of conflicts with labor unions or personnel in its markets, which could adversely affect the Company.

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

         Through its subsidiaries, the Company designs solutions and manufactures products that incorporate anti-fraud and counterfeit resistant facilities, processes and technologies, including stored-value (imbedded circuit) and prepaid telephone, magnetic-stripe, memory and microprocessor-based transaction cards ("smart cards"), licenses, identification and issuance systems, bank and other checks, stock and bond certificates and a wide variety of electronically or digitally produced personalized documents. Through strategic alliances and joint ventures funded through operating cash flow, as well as a program to realign and refine its manufacturing operations, the Company continues to look for ways to improve its financial performance and expand its technological base and product lines. There can be no assurance that the Company can continue to pursue these activities, particularly in light of the continued volatility of foreign currency (most notably the Brazilian Real), the significant contraction of business activities at ABN, (which have resulted in operating losses and restructuring changes generated by that subsidiary in
2003), competitive card pricing pressures, (which in many instances have created a low price commodity environment) and, to a lesser extent, the Argentine exchange rate and political environment (as more fully discussed herein).

         During the past several years, the Company has undergone several major restructurings of its operations and has made strategic decisions to: (i) restructure, consolidate and reduce its manufacturing costs, (ii) diversify and expand its products and services in the major geographic regions where it conducts business, (iii) package complete "end-to-end" transaction, printing fulfillment and distribution solutions, products and services to retain and grow market share and (iv) create strategic joint ventures and alliances with partners who provide strong technology and/or value added products that are complementary to its business. These restructurings and strategic decisions were directed at reducing the Company's reliance on maturing product lines that have been declining, in favor of new products and services with growth potential, albeit at significantly lower gross margins.

         The Company operates and manages its business based on geographic location. Each of its operating subsidiaries has a local management team that manages and makes daily business decisions in relation to their respective operations. The Company's corporate management provides general oversight of local management, supplies strategic focus and direction, establishes and oversees global and regional business strategies and corporate policies, and works with local management on potential acquisitions, divestitures, joint ventures, capital planning and financing opportunities. The Company's corporate and local management work closely together to refine the Company's operations, while at the same time pursuing new products and growth opportunities.

         The Company has significant operations in Brazil, Australia, Argentina and France. On a consolidated basis, these operations have historically experienced significant foreign exchange rate fluctuations against the US Dollar. Significant foreign exchange rate fluctuations occurred in 2003, 2002 and 2001.

         Although over the last twelve months, the Real and the Argentine Peso have each improved overall in relation to the US Dollar, the Company nevertheless experienced an average devaluation in each of these currencies against the US Dollar of approximately 5% and 1%, respectively, when compared to the prior year. The Australian and Euro currencies both experienced an average appreciation of approximately 20% during this same period resulting from an overall weakening of the US Dollar compared to such currencies.

         Historically, and to date, the Brazilian Real has experienced tremendous volatility against the US Dollar. The average exchange rate for the twelve months ended December 31, 2003 was R$3.08 to the US Dollar. As of March 17, 2004, the Real had strengthened to R$2.90 to the US Dollar. Despite its continued improvement in 2004 and 2003, the Real still continues to experience exchange rate volatility, as the average exchange rate devaluation for the twelve months ended December 31, 2003 was 5%, against the US Dollar when compared to the prior year. The Real ended 2003 at R$2.89 to the US Dollar, an improvement of approximately 22% from its rate at the beginning of that year (R$3.53). However, in 2002, the Real devalued to its lowest level by over 41% against the US Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the US Dollar.

         ABNB is the Company's largest subsidiary, historically contributing on an annual basis, approximately half of the revenues, operating profit and cash flow of the consolidated group. Despite the recent strengthening of the Real, the currency's devaluation over the past two years has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

         In an effort to end its lengthy recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At March 17, 2004, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.91.

         The severe and ongoing economic and political instability in Argentina continues to negatively impact the carrying value of Transtex. However, despite these issues, Transtex has generated positive operating income and cash flow for the twelve months ended December 31, 2003. Throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country. The government has since lifted this ban and, as a result, the Parent was able to receive a dividend of approximately $0.5 million from Transtex in 2003. Despite the lifting of this ban, there can be no assurance that the ability to repatriate dividends freely from Argentina will continue on a consistent basis or that Transtex will continue to generate positive cash flow.

         As a result of the devaluation of the Argentine Peso, effective January 1, 2002, the Company's financial statements include the impact of foreign currency translation on Transtex in accordance with FASB Statement No. 52, "Foreign Currency Translation." The Argentine Peso was therefore adopted as the functional currency for translation purposes. As is the case with the Parent's other foreign subsidiaries, the balance sheet accounts of Transtex have been translated using the exchange rates in effect at the balance sheet date, and the income statement amounts have been translated using the average exchange rate for the twelve months ended December 31, 2003 and 2002 (both Successor and Predecessor Companies), as applicable.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

         The Company has five reportable segments: (1) United States, (2) Brazil, (3) Australia, (4) France and (5) Argentina. The Australian segment also has operations throughout New Zealand and in Taiwan. The Argentine segment has operations in Chile and a representative office in Peru and also services several other South American markets. The French company has a controlling interest in a joint venture in Morocco. The Company evaluates performance and allocates resources based on operating results of the reportable segments. There are no material intersegment sales or transfers between reportable segments. Each of these segments supplies products to their customers within one or more of the following three main product lines: (1) Transaction Cards and Systems,
(2) Printing Services and Document Management and (3) Security Printing Solutions. For further information on the Company's reportable segments, as well as the accounting policies for these segments, see Note Q of Notes to Consolidated Financial Statements included herein.

United States

         A provider of secure documents and transaction services of value, ABN operates principally within the Company's Security Printing Solutions product line. ABN offers a full range of security printing solutions to a wide array of government, corporate and commercial accounts. In addition to secure base printing, ABN offers its customers a wide variety of core competencies, including but not limited to secure storage, direct fulfillment, distribution, personalization, accountability, and inventory and database management. ABN and its predecessors have printed security documents for over 200 years.

         ABN principally sells its products in the US markets, but from time to time sells into foreign markets, particularly in parts of Latin America, Eastern Europe and certain developing countries. US export sales in 2003, 2002 and 2001 were approximately $0.8 million, $0.7 million and $1.1 million, respectively, or approximately 3%, 2% and 3%, respectively, of ABN's total sales.

         Over the past several years, ABN has restructured and streamlined its operations in an attempt to exit negative margin product lines and to reduce its cost structure to a level more appropriate to its remaining business. However, over the past three years, ABN experienced a significant decline in demand for its mature high margin product lines (particularly food coupons and stock and bond certificates) and has been unable, thus far, to find a sufficient number of opportunities in lower margin product lines to fully offset the significant decline. Sales of stock and bond certificates were approximately 33% lower in 2003 versus 2002 ($7.0 million compared with $10.5 million) and 20% lower in 2002 versus 2001 ($10.5 million compared with $12.5 million), with a reduction in gross margins of approximately 35% (approximately $5.2 million versus $8.0 million) and 16% (approximately $8 million versus $9.5 million), respectively. The Company believes the decline in this product line may continue in 2004 due to market and other external factors as more fully discussed in "Security Printing Solutions."

         One of the Company's other significant concerns has been the elimination in food coupon volumes at ABN, resulting from the replacement by the USDA of printed food coupons with electronic card-based food coupon benefits. In the third quarter of 2002, ABN was verbally notified by the USDA that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN. As a result of the USDA's notification, in the third quarter of 2002 ABN took a restructuring charge of $0.2 million, which represents the write-down of the carrying value of certain equipment specifically dedicated to this contract.

         In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. ABN believes it has fully complied with all terms under such contract. However, pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 101, the Company has not as of this date recognized any of the revenue on these services as a result of the USDA's rejection of ABN's claim. On March 19, 2004 ABN filed a complaint before the USDA Board of Contract Appeals, seeking a judgment in the amount of $1.5 million plus interest thereon.

         Furthermore, the failure by ABN to fully recover its final invoicings from the USDA under its distribution contract has and will continue to have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent.

         Food coupon sales in 2003 to the USDA, which only reflected distribution revenue, was approximately $0.8 million. Sales and gross margins (both print and distribution) for 2002 were $7.1 million and $4.0 million, respectively, which represented a significant part of ABN's gross margins (approximately 22%) for the twelve months ended December 31, 2002 (Predecessor and Successor Company combined). The reduction in operating margins from food coupon sales has and will continue to have a direct and significant effect on the cash flow of ABN and the level of dividends that will be available to the Parent. Although, based on current estimates, it is anticipated that dividends from ABN (along with those of ABNB) will be sufficient to fund the Parent's operating expense in the foreseeable future, no assurance can be made that further loss of business at ABN, devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, these issues could severely impact the Company's ability to repay its Senior Notes due January 31, 2005. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity and Capital Resources" for further information.

         In the first quarter of 2003, in light of the significant contraction in stock and bond and food coupon volume reductions, ABN consolidated its Philadelphia operations into its Tennessee operation, thereby placing all of ABN's manufacturing operations within a single location, resulting in the termination of approximately 50 employees. Accordingly, ABN recorded a one-time restructuring charge of $0.9 million related primarily to employee terminations. In addition, one-time costs related to plant wind down and equipment relocation were approximately $1.0 million and $0.1 million, respectively and were funded through internal cash flow and expensed as incurred and have been included in cost of goods sold in accordance with SFAS 146. The total costs resulting from this restructuring were recovered within one year from its execution. Additionally, in the third quarter of 2003, ABN consolidated its two secure satellite storage and distribution facilities into a single facility. In January 2004, ABN sold its Philadelphia plant for approximately $0.8 million and will record a gain of approximately $0.4 million in the first quarter of 2004. Also, in January 2004, ABN sold currency equipment that was impaired in prior years for approximately $0.5 million, with a corresponding gain in the same amount.

         Based upon a comparison of the results of operations for the twelve months of 2003 versus 2002, 2002 versus 2001 and 2001 versus 2000, operating income at ABN in 2003, 2002 and 2001, (as adjusted for goodwill, fresh start and other asset impairments) declined by approximately $6.5 million, $2.3 million and $3.3 million, respectively. As stated above, these lower levels of operating income have and will continue to have a negative effect on ABN's ability to upstream dividends to the Parent. In addition, cash flow at ABN is further impacted by payments made under various non-performing equipment and facility lease obligations that are fully reserved on its balance sheet as part of the various restructuring programs implemented. The Company estimates that payments under these obligations will be approximately $0.5 million in 2004.

         In October 2003, ABN entered into a settlement agreement on its lease with the landlord of its idle Chicago facility. Pursuant to the terms of the settlement, ABN and the landlord agreed to terminate the lease scheduled to expire in December 2009 in exchange for the following consideration from ABN:
(i) ABN agreed to pay rent through December 31, 2003, (ii) ABN relinquished its security deposit in the amount of $0.2 million, (iii) ABN assigned to the landlord an early termination payment of $0.4 million owed by a sublessee of the facility, and (iv) ABN agreed to use reasonable commercial efforts to assure that the sublessee complies with its existing legal obligations. As a result of the settlement, ABN remeasured its obligation under the lease and in the third quarter of 2003 recorded a recovery of a previous impairment provision of approximately $1.1 million that was established in the fourth quarter of 2002 based upon the difference between the present value of annual lease payments to the landlord net of the estimated sublease income. This recovery is reflected as part of the net overall annual impairment charge of the Company's Goodwill on the income statement line "Goodwill and Asset Impairment."

         Brazil

         In 1993, the Company acquired ABNB, currently the largest private-sector security printer and manufacturer of transaction cards in Brazil. ABNB is also one of the main providers of stored-value telephone cards to telephone companies in Brazil. ABNB provides a wide variety of document management systems and solutions, and related services, to many of the largest corporate, financial and government institutions in Brazil. Over 95% of ABNB's sales are in Brazil. The Company owns 77.5% of ABNB, with the balance owned by a subsidiary of the Bradesco Group, Brazil's largest privately owned commercial bank.

         ABNB is the Company's largest subsidiary, contributing approximately half of the revenues, operating profit and cash flow of the consolidated group. Currency devaluation has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same level as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of its other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future, no assurance can be made that further devaluation of the Real or other business developments will not lead to a contrary result.

         In December 2001, ABNB agreed to an incentive bonus arrangement with Sidney Levy, President of ABNB, which would entitle Mr. Levy to a cash bonus based upon a success formula in the event that the Parent sells ABNB while Mr. Levy is employed by ABNB.

         In July 2002, ABNB filed a tax claim with the Brazil federal government to utilize approximately $3.5 million in certain value added tax credits not previously claimed. ABNB was permitted to carry forward these credits and fully utilize them in 2002 against Brazilian federal taxes. In the third quarter of 2002 and fourth quarter of 2002, ABNB utilized approximately $2.0 million and $1.5 million, respectively, of these credits. These credits were reflected as a recovery against cost of goods sold and resulted in an increase of $3.5 million to pre-tax operating income and cash flow in 2002.

         In January 2004 the Brazilian government enacted a new sales tax structure called the COFINS which will result in increased taxation. ABNB has taken all steps necessary in order to mitigate the effect of this tax on the 2004 operating income.

         Australia

         In 1996 the Company acquired LM, Australia and New Zealand's oldest, largest and only fully integrated provider of secure document and transaction card solutions.

         In June 2001, the Company granted to LM's Managing Director options to purchase a 5% equity interest in LM, to vest over a period of 27 months, at an aggregate exercise price of $10. The Company engaged in this transaction as a part of a management incentive plan to retain the services of LM's Managing Director into the future, and as a restructuring of a prior service agreement to reduce aggregate cash compensation. It is anticipated that the Parent will exit as controlling shareholder of LM in 2004, and, if that occurs, this option will be exchanged for new equity (See "Proposed 2004 LM Restructuring" below).

         In an attempt to become more efficient, LM has undergone several restructurings of its business over the past several years. This resulted in the closure of several card personalization sites across Australia and New Zealand and the consolidation of its existing plants. In the first quarter of 2002, LM announced a restructuring program for the purpose of consolidating its check manufacturing operations. As a result, approximately 80 employees were terminated at one of its manufacturing facilities. This resulted in a total restructuring charge of $1.9 million of which $1.4 million was paid in the first quarter of 2002, $0.3 million in the second quarter of 2002 and $0.1 million in the third and fourth quarter of 2002, respectively. The payback on costs incurred on the restructuring was achieved within approximately one year from date of execution.

         However, despite such restructurings, LM remains heavily leveraged and will require additional capital to sustain its business. Moreover, its bank debt is due in June 2004 and absent an agreement with the LM banking syndicate, (the "Banking Syndicate") there is a significant likelihood that LM will be unable to repay, refinance and/or restructure the $59.9 million debt obligation upon maturity (See "Proposed 2004 LM Restructuring" below).

         In the third quarter of 2002, the Parent's management evaluated the carrying value of Goodwill at LM in accordance with SFAS No. 142. In light of the Parent's concerns surrounding the potential restructuring, refinancing and/or re-capitalization of LM's bank debt along with the uncertainty surrounding additional internal and external capital funding required to grow significantly and/or further support the cost structure of LM's business, the Parent evaluated and wrote down the entire carrying value of LM's Goodwill of $25.2 million at September 30, 2002 to more appropriately reflect the Parent's estimation of LM's fair value in accordance with SFAS No. 142.

         LM's management continues to hold in abeyance certain short-term profit improvement programs requiring the use of capital, pending its ongoing discussions with LM's banking syndicate as to whether a further restructuring, refinancing and or re-capitalization of the LM bank debt in advance of the June 2004 loan maturity date can be accomplished. In April 2003, as a result of an agreement between the Company, LM and the Banking Syndicate to place LM up for sale, the Banking Syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 final maturity date of the loan. In addition, in the second quarter of 2003, the Banking Syndicate agreed to suspend all financial covenant testing on a monthly basis during the sale period, which has been extended during the ongoing restructuring discussion between the Company and the Banking Syndicate. As a result, the total amount of the loan has been classified as current. (See "Liquidity and Capital Resources and "Ability to Service Debt" for further information).

         In the first quarter of 2004, the Company sold LM's New Zealand subsidiary to a local management group. As a result of the sale, LM will receive approximately $4.3 million in cash resulting in a pre-tax gain from such sale of approximately $ 3.5 million. The net proceeds from the sale will be utilized to pay down approximately $3.6 million of LM's bank debt and approximately $0.7 million will be used to fund working capital as mutually determined by the Company and the Banking Syndicate pursuant to the proposed restructuring plan discussed below.

PROPOSED 2004 LM RESTRUCTURING

         In the third quarter of 2003, the Banking Syndicate evaluated the public sale process conducted by LM's financial advisors. After reviewing all options, the Banking Syndicate elected not to sell LM but instead entered into negotiations with LM and the Parent, and subsequently verbally agreed (subject to final documentation) in principle to restructure LM's bank debt through a combination of debt forgiveness of approximately $45 million in exchange for a preferred and common equity swap, thereby leaving approximately $15 million of debt on LM's books. This transaction would give the Banking Syndicate an initial controlling equity stake in LM and would result in the Parent relinquishing control in exchange for approximately 11% of the preference stock and a potential future equity interest of approximately 40% once the restructured bank debt is fully amortized. The final terms and conditions are expected to be completed sometime during the second quarter of 2004. The exchange is expected to result in a non-cash gain to the Company to the extent of the net discharge of the Parent's equity deficit in LM which is approximately $53.9 million at December 31, 2003 and the value in its minority interest position based upon the fair value received in preference stock which is estimated to be approximately $2.1 million.

         The proforma effect of the LM restructuring on the Company's consolidated balance sheet, income statement and earnings per share as if the transaction occurred on December 31, 2003 would be as follows:

                                      Consolidated                              Consolidated
                                        with LM             LM               Proforma without LM
                                    December 31, 2003   Transaction           December 31, 2003
                                    -----------------   -----------           -----------------
PROFORMA BALANCE SHEET
Current assets                         $   66,764       $   (15,997)              $   50,767
  Property & Equipment, net                53,285            (8,657)                  44,628
  Other assets                             81,518              (170)                  81,348
                                       ----------       -----------               ----------
                                          201,567           (24,824)                 176,743

Current liabilities                        48,581           (20,434)                  28,147

Current portion of long-term debt          59,943           (59,914)                      29
                                       ----------       -----------               ----------
                                          108,524           (80,348)                  28,176

Long-term debt                            100,667                 -                  100,667

Other long-term liabilities                39,853              (428)                  39,425
                                       ----------       -----------               ----------
  Total liabilities                       249,044           (80,776)                 168,268

                                                             53,852
Stockholder's (deficit)                   (47,477)            2,100                    8,475
                                       ----------       -----------               ----------
                                       $  201,567      ($    24,824)              $  176,743
                                       ==========       ===========               ==========
PROFORMA INCOME
STATEMENT AND EARNINGS PER SHARE

Loss before taxes on income and
  minority interest                   ($   47,807)      $     4,026              ($   43,781)
Taxes on income                             4,249                 -                    4,249
                                       ----------       -----------               ----------
Loss before minority interest             (52,056)            4,026                  (48,030)
Minority interest                          (5,474)                -                   (5,474)
                                       ----------       -----------               ----------

  Net loss                            ($   46,582)      $     4,026              ($   42,556)
                                       ==========       ===========               ==========

Net loss per common share
  Basic and Diluted                   ($     3.96)      $      0.34              ($     3.62)
                                       ==========       ===========               ==========

         While agreements in principle between the Company, LM and the Banking Syndicate have resulted in satisfactory arrangements in the past, there is no certainty that the above process will be satisfactorily concluded. As of March 26, 2004, the parties remained disagreed on certain material aspects of the agreement. In the event that these discussions are not satisfactorily concluded, there is a possibility LM may not be able to continue as a going concern absent further accommodation from the Banking Syndicate. Moreover, LM's capital constraints have caused local management difficulty in upgrading computer and other systems that, in turn, continue to hamper LM management's ability to effectively and efficiently operate, evaluate, restructure and report the operation of the business. It is anticipated that the restructuring will provide the future liquidity necessary to upgrade and enhance the quality of LM's overall financial reporting environment. Under the terms of the LM Debt, dividends payable to the Parent are prohibited.

         France

         In March 1998, the Company acquired CPS, a secure card personalization facility. CPS operates within the Company's Transaction Cards and Systems product line. All sales are generated locally in France. CPS is one of the largest personalizers of prepaid telephone, bank and other financial cards.

         Through 2003, CPS had supplied prepaid phone cards under a supply agreement with a local telephone company which was completed in 2003. In 2003, the local telephone company requested a tender for a global supply agreement from qualified bidders. CPS was not one of the awarded bidders in this tender. Simultaneous with the phone company's decision, CPS determined to suspend its activities in prepaid phone cards, due to exceptionally low margins in that product line. While sales and gross margins on these phone cards are not material on a consolidated basis, they represent a significant component of the operating income of CPS. Sales and gross margins from prepaid phone cards were $4.0 million and $0.4 million in 2003, $2.6 million and $0.6 million in 2002 and $ 2.4 million and $0.6 million in 2001. During 2004, CPS will determine whether to resume its pursuit of phone card activities, and/or pursue other types of cards not previously sold by CPS.

         In April 2003, CPS entered into a joint venture with a local partner in Morocco to establish a card personalization bureau. CPS has a fifty percent controlling interest in the joint venture and is providing technical expertise with a small capital contribution. There were no significant operating activities from the joint venture in 2003.

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

         The following table presents the principal product line components of these sales for the twelve months ended December 31, 2003 (Successor Company) and December 31, 2002 (Successor and Predecessor Companies combined) and December 31, 2001 (Predecessor Company). The table also reflects the three months ended December 31, 2002 with respect to the Successor Company, and, with respect to the Predecessor Company, the nine months ended September 30, 2002. (Dollars in thousands):

                                              December 31, 2003           December 31, 2002               December 31, 2001
                                              Successor Company     Successor/Predecessor Companies      Predecessor Company
                                            Sales       Percentage          Sales            %          Sales        Percentage
                                            -----       ----------       ---------         -----      ---------      ----------
Transaction Cards and Systems             $  74,662        33.6%         $  64,079          31.7%     $  71,875         32.5%
Printing Services and Document Mgmt          59,501        26.7%            37,466          18.5%        37,422         16.9%
Security Printing Solutions                  88,462        39.7%           100,731          49.8%       111,667         50.6%
                                          ---------       -----          ---------         -----      ---------        -----
                                          $ 222,625       100.0%         $ 202,276         100.0%     $ 220,964        100.0%
                                          =========       =====          =========         =====      =========        =====

                                                 Three Months Ended           Nine Months Ended
                                                  December 31, 2002           September 30, 2002
                                                  Successor Company          Predecessor Company
                                                  Sales           %            Sales           %
                                                --------         ----       ---------         ----
Transaction Cards and Systems                   $ 15,113         31.2%      $  48,966         32.0%
Printing Services and Document Mgmt                9,657         20.0%         27,809         18.0%
Security Printing Solutions                       23,618         48.8%         77,113         50.0%
                                                --------          ---       ---------         ----
                                                $ 48,388        100.0%      $ 153,888        100.0%
                                                ========        =====       =========        =====

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

         Stored-Value and Prepaid Cards. The Company is one of the main suppliers of stored-value and prepaid telephone cards in Latin America and France, and in Australia and New Zealand (through its joint venture arrangement). In Brazil, ABNB supplies stored-value telephone cards to many telephone companies as well as prepaid phone cards to many mobile telecom operators. In Argentina, the Company is a major supplier of prepaid phone cards to its respective local telephone carriers. In France the Company supplied prepaid phone cards under a supply agreement with a local telephone company which was completed in 2003. In 2003, the local telephone company requested a tender for a global supply agreement from qualified bidders. CPS was not one of the awarded bidders in this tender. The Company's Australian subsidiary, LM, is a supplier of prepaid phone cards to Australia's and New Zealand's national telephone company. The Company also provides stored-value cards as well as contact and contactless cards to various firms in the financial and transportation industries.

         Transaction Cards and Personalization Services. The Company is a leading producer and personalizer of magnetic-stripe transaction cards, including credit, debit, ATM, transportation, access and identification cards, supplying customers in Latin America, Australia, New Zealand and Taiwan. The Company supplies cards to financial institutions, including those issued for Visa(TM), MasterCard(TM) and American Express(TM), as well as cards for major corporations and other institutions. In France, CPS is a leading personalizer of debit cards for many of the major French banks.

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

Printing Services and Document Management

         The Company's Printing Services and Document Management business allows public and private sector institutions to outsource their printing, personalization and document processing operations. Utilizing advanced inventory control systems, e-commerce and web based solutions and "just-in-time" distribution capabilities, the Company helps businesses and governmental institutions effectively lower costs by supplying all of their printing, storage, processing, system and distribution needs.

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

         In Brazil, Australia, and New Zealand, the Company provides electronic printing application services for institutions in the banking, insurance, utilities and telecommunication industries, as well as for a number of state and federal government agencies. In Australia the Company provides customers with efficient and cost effective mail aggregation solutions. While sales on the mail aggregation product line have increased, operating margins on this product line are very low in comparison to the margins on the Company's other product offerings.

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

         Checks. The Company is the leading private sector supplier of personalized checks for major banks in Brazil, Australia and New Zealand. The Company supplies banks and other financial institutions with checks, same-day check personalization, and a wide array of security printing products such as money orders, vouchers and deposit books. With the advent of electronic payment systems, demand for bank checks in all three countries continues to decline. While in Brazil, checks represent a small percentage of ABNB's total revenue of approximately 11% in 2003 and 2002 and 9% in 2001, LM's revenue base for bank checks in Australia and New Zealand for 2003, 2002 and 2001, when compared to its total revenue, are much higher (approximately 27%, 32% and 36%, respectively).

         Stock and Bond Certificates. ABN produces stock and bond certificates. ABN is one of the few remaining producers of engraved printed certificates with the unique border designs and vignettes that had traditionally been required by the New York Stock Exchange, Inc. (the "NYSE"). ABN maintains a library of engraving plates for a large percentage of publicly traded securities.

         Stock and Bond certificates represent a declining product and there is considerable risk of further decline particularly in light of the continued trend toward next day settlement of securities. This risk has been further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001, which granted approval to the NYSE to change its physical format requirements for stock and bond certificates (the "Rule Change"). The Rule Change eliminated the NYSE's Listed Company Manual's requirements pertaining to certificate printing and appearance, and retained only the requirements specifying content. As a result, those requirements no longer mandate the use of intaglio printing or the inclusion of a vignette on the face of the certificate. Sales of stock and bond certificates were approximately 33% lower in 2003 versus 2002 ($7.0 million compared to $10.5 million) and 20% lower in 2002 versus 2001 ($10.5 million compared to $12.5 million), with a reduction in gross margins of approximately 35% (approximately $5.2 million versus $8.0 million) and 16% (approximately $8 million versus $9.5 million), respectively. The Company believes the decline may possibly continue in 2004 due to the weak stock market and the other factors discussed above. In addition, the continued movement by many large companies towards paperless electronic transaction settlement could have a further impact on volume reduction in stock and bond certificates.

         Government Products. Government products include a variety of security documents printed for federal, state and local governments throughout the world. The Company manufactures food coupons, passports, visas, tax revenue stamps, property tax vouchers, postal panels, gas coupons, and similar products for federal governments. The Company also supplies secure documents such as motor vehicle registrations, title certificates and licenses, birth certificates, identity cards, and transportation passes for its government customers. The Company, through ABN, also acts as the secure distribution and accountability agent for the United States Postal Service (the "USPS") for its Stamps on Consignment Program ("SOC") delivering stamps to private retailers throughout the United States. In 2002, the USPS replaced the USDA as the Company and ABN's largest single domestic customer, pursuant to a three-year requirements contract with two additional option years. ABN is presently in the third year of the contract with sales under the SOC program representing in 2003, 2002 and 2001 approximately 2.7%, 3.7% and 2.5%, respectively, of total consolidated sales of the Company, and approximately 28% in 2003, 23% in 2002 and 16% in 2001 of total sales of ABN. The USPS has verbally notified ABN of its intent to exercise the first option year under the SOC contract.

         Until 2002, the USDA was the Company and ABN's largest single domestic customer, for which ABN has printed, stored and distributed food coupon requirements for more than 20 years. Food coupons are engraved printed documents accepted by grocery stores in lieu of cash. ABN was verbally notified by the USDA, during the third quarter of 2002, that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN, which expired on September 30, 2003. In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. Revenue from food coupons as a percentage of total consolidated sales for 2003, 2002 and 2001 is approximately nil, 3.5% and 3.3%, respectively, but represents approximately 3.5% in 2003, 22% in 2002 and 21% in 2001 of total sales of ABN. In addition, the gross margins were $4 million in both 2002 and 2001. The reduction in operating margins from the loss of food coupon sales has had a direct and significant effect on the cash flow of ABN as well as the level of dividends that are available to the Parent. The dispute with the USDA on the remaining $1.5 million due to ABN under the distribution contract has further exacerbated cash flows available to the Parent. See "Special Note Regarding Forward-Looking Statements" for more information.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company's foreign and domestic operations are managed by geographic region. As a result, the Company considers each geographic region a reportable segment. Financial information relating to foreign and domestic operations and export sales for the year ended December 31, 2003 (Successor Company), the three months ended December 31, 2002

(Successor Company) and the nine months ended September 30, 2002 and the years ended December 31, 2001 and December 31, 2000 with respect to the Predecessor Company were as follows ($ in millions):

                                      Year       Three Months    Nine Months          Year             Year
                                     Ended          Ended           Ended             Ended            Ended
                                  December 31,   December 31,   September 30,     December 31,     December 31,
                                      2003          2002             2002             2001             2000
                                  Successor Co   Successor Co   Predecessor Co   Predecessor Co   Predecessor Co
                                  ------------   ------------   --------------   --------------   --------------
                                                                 (in millions)
Sales to unaffiliated customers
United States                     $       21.9   $        7.9   $         24.5   $         36.0   $         37.5
Brazil                                    98.3           20.3             78.4            111.3            132.9
Australia                                 80.1           16.5             41.1             57.0             69.8
France                                    17.2            2.9              6.6              8.5              9.9
Argentina                                  5.1            0.8              3.3              8.2              9.8

Operating profit or loss (1):
United States (2)                 $      (13.5)  $      (13.8)  $          0.1   $          0.9   $          1.6
Brazil (2)                               (21.3)         (31.8)            12.1             11.1             14.2
Australia (2)                             (1.4)           0.7            (25.7)             2.3             (0.2)
France                                    (4.2)           0.6              0.4              0.5              0.2
Argentina                                  1.0            0.1              0.8             (2.1)            (9.5)

United States: Export Sales       $        0.8   $          -   $          0.7   $          1.1   $          1.4

(1) Before Fresh-Start adjustments

(2) Includes the goodwill and asset impairment write offs for the year ended December 31, 2003 (Successor Company) of US $7.6 million, Brazil $29.6 million, France $4.4 million and Australia $1.1 million and for the three months ended December 31, 2002 (Successor Company) of US $14.2 million and Brazil $33.2 million and for the nine months ended September 30, 2002 (Predecessor Company) of US $0.2 million and Australia $25.2 million.

         For further information on the Company's foreign and domestic operations and export sales, see Note Q of Notes to Consolidated Financial Statements and the Report of Independent Auditors included herein.

Sales and Marketing

         The Company sells its products and services through a combination of direct sales personnel, commissioned sales personnel, independent sales representatives and alliances. Each of the Company's subsidiaries maintains its own sales and marketing department. Each of the Company's subsidiaries markets and sells secure products and services to a number of financial institutions, corporations, governments and government agencies worldwide. Each sales force is supported by marketing professionals who provide research and product development assistance. The sales and marketing activity is focused on the three main product lines within each geographically defined market.

Major Customer

         The Company derived $18.2 million for 2003, $17.6 million for 2002 (both Successor and Predecessor Companies combined) and $24.5 million for 2001, or approximately 8.2%, 8.7% and 11.1%, respectively, of total consolidated revenue from the Bradesco Group under a supply contract which expires in September 2004. Bradesco Vida e Previdencia S.A. ("Bradesco"), a subsidiary of the Bradesco Group, owns a 22.5% minority shareholder interest in ABNB. The Company has supplied products to Bradesco under multi-year supply arrangements since 1995. There can be no assurance that this supply contract will be renewed or if renewed, will be based upon the same prices and conditions that exist today.

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

         Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. In addition, there are several smaller local competitors in Brazil who have manufacturing and service capabilities in certain transaction cards and systems (including driver's license programs) and have therefore created additional competitive pricing pressures. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

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

Backlog

         At December 31, 2003, 2002 and 2001, the Company had an overall backlog of approximately $16.3 million, $13.1 million and $21.4 million, respectively. This backlog principally consists of orders related to stored-value telephone cards, stamps on consignment distribution, personal checks and financial payment cards. Generally, a substantial portion of the Company's backlog is produced and shipped within twelve months. The Company believes that its backlog is not a meaningful representation of the Company's expected revenues.

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

Employees

         At December 31, 2003, the Company had approximately 2,950 employees consisting of 2,590 manufacturing employees, 220 plant administration and sales personnel and 140 executive, corporate and administrative personnel. Approximately 60% of LM's employees, 59% of Transtex's employees and all of ABNB's employees are represented by labor unions. None of ABN's or CPS' employees are represented by labor unions. The Company's future profitability will depend, in part, on its ability to maintain satisfactory relationships with labor unions and employees and in avoiding strikes and work stoppages. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

                                                           Owned
                                              Approximate   or
Business Segment and Location                   Footage    Leased                             Operations
-----------------------------                   -------    ------                             ----------
United States:
      560 Sylvan Avenue,
        Englewood Cliffs, New Jersey                3,200  Leased  Executive, administration and offices, lease expires 8/06
      Trevose, Pennsylvania                        11,000  Leased  Administration and sales offices; printing, lease expires 12/04
      Columbia, Tennessee                          50,000  Owned   Administration and sales offices; security printing
      Mt. Pleasant, Tennessee                      15,000  Leased  Storage, lease expires 1/06
      Columbia, Tennessee                          15,000  Leased  Storage, lease expires 2/05
      Mt. Pleasant, Tennessee                      49,800  Leased  Distribution and storage, lease expires 6/06

Brazil:
      Jandira, Sao Paulo                          310,000  Leased  Printing, storage and distribution, electronic printing and smart-card manufacturing and personalization.  Lease month to month
      Rio de Janeiro, Rio de Janeiro              140,000  Owned   Checks, telephone cards, intaglio documents, printing and card personalization
      Erechim, Rio Grande do Sul                   40,000  Owned   Production of transaction cards

Australia: (Includes New Zealand and Taiwan)
      Highett, Victoria                           139,000  Leased  LM head office, administration, sales, plastic cards, manufacturing and personalization, base stock printing, check printing and personalization, smart card manufacturing and personalization and mail aggregation, lease expires 5/06
      Kedron, Queensland                            3,500  Leased  Sales, lease expired 07/04
      Moorabbin, Highett                           16,610  Leased  Warehousing, lease expires with 90 day notice
      Canberra, ACT                                 1,040  Leased  Sales, lease expires 10/04
      Ingleburn, NSW                               59,000  Leased  Sales, check and card personalization, printing services and document management, lease expires 3/07
      Wellington, New Zealand                      23,000  Leased  Sales, card manufacturing, check and card personalization;
                                                                   lease expires 2/06
      Auckland, New Zealand                        15,000  Leased  Check and card manufacturing and personalization, executive offices, lease expires 02/07
      Perth, Western Australia                      7,800  Leased  Sales, license card personalization, lease expires 12/05
      Dry Creek, South Australia                   37,000  Leased  Sales, PSDM, check manufacturing and personalization, lease expires 02/06.
      Taipei, Taiwan                               15,200  Leased  Card personalization, lease expires 3/05

France: (includes Morocco)
      Craponne, Lyon                               11,000  Leased  CPS head office, sales and card personalization, lease expires
                                                                   7/07
      Casablanca, Morocco                           1,200  Leased  Sales and card personalization lease month to month

Argentina: (includes Chile)
      Buenos Aires, Argentina                      32,000  Leased  Card manufacturing and personalization, lease expires 4/04
      Santiago, Chile                                 100  Leased  Sales and card personalization, lease month to month

         The Company believes that all its material property, plants and equipment are well maintained, in good operating condition and suitable for its purposes and needs through calendar year 2006. See Note S to Consolidated Financial Statements for additional information regarding lease costs. The Company believes that there will be no difficulty either negotiating renewals of its real property leases as they expire or in finding other satisfactory space.

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

         On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge all claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled May 6, 2004, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

         OTHER POTENTIAL CLAIMS AND PROCEEDINGS

         Dispute with the Blackstone Group L.P. In the fourth quarter of 2003, the Parent and its Chapter 11 investment advisors, the Blackstone Group ("Blackstone), agreed to settle Blackstone's asserted claim of $1.6 million plus interest and costs (pursuant to an unsecured promissory note which was scheduled to be payable upon consummation of the Plan). As a result of the settlement, Blackstone received from the Parent approximately $0.6 million in cash and approximately $1.3 million in Senior Notes which were repurchased by the Company in the open market during 2003 at a cost of approximately $0.6 million.

         Lithuania Claim. In October 2003, the Parent notified the Bank of Lithuania, ("Lithuania"), that it would not make its scheduled installment settlement payment of $0.5 million due October 1, 2003 due to its cash flow constraints. The payment was part of a remaining $1.7 million settlement obligation between the Parent and Lithuania that was entered into the Bankruptcy Court and became effective upon the October 1, 2002 consummation of the Plan. Both parties initially entered into a discussion in an attempt to restructure the balance of the obligation to avoid further litigation. However, counsel for Lithuania indicated that the Parent's initial proposal was unacceptable and issued a notice of default. As a result of the default, the entire $1.7 million obligation was recorded as a current liability in accounts payable and accrued expenses at December 31, 2003. On February 4, 2004, counsel for Lithuania filed a complaint against the Parent in the United States District court, Southern District of New York, seeking a judgment in the amount of $1.7 million, as well as interest, costs and disbursements. On February 12, 2004, counsel for Lithuania filed the identical complaint in the United States District Court, District of New Jersey. The Parent has not yet formally responded to either Complaint.

         Commonwealth of Australia Claim. In January 2003, LM received a repayment request from the Australian Treasury Department (the "Treasury") related to a contract under which LM provided services to the General Sales Tax Office (the "GST"). Services rendered under this contract were provided by LM to the GST between the years 2000 and 2001. The claim for repayment alleges that an overpayment of approximately $1.0 million was made by the GST. In order to resolve this dispute, LM and the GST executed a settlement agreement whereby LM will pay $0.8 million from (i) the proceeds received from LM's sales process if completed by December 31, 2003 or (ii) in twelve equal installments commencing January 2004 which balance would be accelerated upon the proceeds from any sale of LM after December 31, 2003. Accordingly, LM has fully reserved this amount as of December 31, 2003 with respect to the proposed settlement.

         Potential SERP Claim. In the first quarter of 2004, the Parent notified former pre-petition participants of the Parent's Supplemental Executive Retirement Plan ("the SERP") that due to cash flow constraints it would indefinitely suspend any future payments until further notice under the SERP. One of the participants has formally filed a notice of default. The Parent intends to enter into discussions with various participants in an attempt to settle payments due under the SERP in an effort to avoid litigation. However there can be no assurance that a successful outcome between the parties can be achieved.

         Dispute with the USDA. In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. ABN believes it has fully complied with all terms under such contract. However, pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 101, the Company has not as of this date recognized any of the revenue on these services as a result of the USDA's rejection of ABN's claim. On March 19, 2004 ABN filed a complaint before the USDA Board of Contract Appeals, seeking a judgment in the amount of $1.5 million interest thereon.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock trades on the over-the-counter market and is quoted on the NASDAQ OTC Bulletin Board under the symbol "ABNT." The Series 1 Warrants and Series 2 Warrants are traded on the same market under the symbols "ABNW" and "ABNZ", respectively. The Common Stock of the reorganized Company began trading on October 15, 2002 after the emergence of the Company from Chapter 11. Accordingly, prices for the old common shares are not shown because they are not comparable.

         The following table sets forth the high and low per share bid quotations for the Common Stock as reported by the OTC Bulletin Board since October 15, 2002:

                  High     Low
     2003
First Quarter    $ 0.24   $ 0.05
Second Quarter     0.33     0.24
Third Quarter      0.90     0.33
Fourth Quarter     0.75     0.41

     2002
Fourth Quarter   $ 0.54   $ 0.05

         During the first quarter of 2004 through March 16, 2004, reported per share bid quotations for the Common Stock ranged from a high of $0.61 to a low of $0.36.

         The OTC market quotations reflect inter-dealer quotations, without markup, markdown or commission and may not represent actual transactions. Although shares of the Common Stock are traded on the OTC Bulletin Board, trading of the shares is sporadic and, an established public trading market for the Company's securities does not exist.

         As of March 18, 2004, the Parent had approximately 3,049 Common Stockholders of record.

Securities authorized for issuance under Equity Compensation Plans.

         The following table represents compensation plans under which equity securities of the Parent were authorized for issuance as approved by security holders pursuant to the Plan. There were no equity compensation plans not previously approved by security holders.

                                                                      Number of securities
                      Number of securities                           remaining available for
                          to be issued         Weighted-average       future issuance under
                        upon exercise of      exercise price of     equity compensation plans
                      outstanding options,   outstanding options,     (excluding securities
   Plan category      warrants and rights    warrants and rights    reflected in column (a)
-------------------   --------------------   --------------------   -------------------------
Equity compensation
plans approved by
security holders                   780,000   $               2.50                     337,700

Equity compensation
plans not approved
by security holders                      -                      -                           -
                      --------------------   --------------------   -------------------------
Total                              780,000   $               2.50                     337,700

Dividend Policy

         No cash dividends were paid on the Parent's common equity in 2003, 2002, or in 2001. The Parent is restricted from paying cash dividends on its Common Stock by the terms of its financing agreements. As a result, the Parent does not anticipate that any dividends with respect to the Common Stock will be paid in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As a holding company, the Parent is dependent on dividends from its subsidiaries to service its US publicly held debt and to fund its corporate office expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund any material portion of the Parent's obligations. With respect to LM, the Parent is unable to repatriate dividends due to restrictions under LM's banking facility. It is highly unlikely that ABN and ABNB will continue to generate sufficient excess cash flow from their respective operations to service and repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses. This factor, combined with the Company's limited access to capital and financial markets to refinance the Senior Notes, makes it highly likely that the Company will require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company on or before January 31, 2005. For a further discussion of these risks, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and the Independent Auditors' Report with respect to the Company's Consolidated Financial Statements filed herewith.

Trading of the Company's New Common Stock

         As a result of the consummation of the Plan, the Parent was able to reduce a significant principal amount of its outstanding indebtedness by converting a substantial portion of that indebtedness into Common Stock, the majority which is closely held by a small number of holders. Due to the closely held nature of the Common Stock and because of the continuing risks disclosed herein, management believes that the Common Stock may be speculative and therefore cannot predict its value, if any.

Post Reorganization Equity Structure

         Common Stock - Pursuant to the terms of the Plan, on the Effective Date, the Parent authorized 20 million shares of Common Stock, $.01 par value per share. 11,828,571 shares were issued pursuant to the Plan, which included 1,428 shares of Common Stock issued pursuant to a Rights Offering. There were no new shares issued in 2003. Each share of Common Stock represents one voting right and the Common Stock does not have any pre-emptive rights. Dividends on the Common Stock are payable solely at the discretion of the Board of Directors and are restricted pursuant to the terms of the Senior Note indenture.

         Warrants- Under the Plan on the Effective Date, the Parent authorized and issued two series of warrants totaling 622,481, each representing the right to purchase one share of Common Stock. These warrants vested immediately upon issuance and will expire five years from the Effective Date. The 311,241 (Series 1 Warrants) will have a strike price of

$10.00 and the 311,240 (Series 2 Warrants) will have a strike price of $12.50. Both sets of warrants have certain anti-dilution rights which upon exercise shall be adjusted for stock splits, dividends, recapitalization, and similar events. Upon a merger or consolidation of the Company, holders of warrants shall receive the market value of the warrants or warrants in the merged or consolidated company.

         Management Incentive Options- Under the Plan, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options are scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to key employees. No Management Incentive Options were issued to employees in 2003.

         Consultant Options. Consultant Options were issued upon the Effective Date of the Plan that entitle the Company's former Chairman and Chief Executive Officer, Morris Weissman ("Weissman"), to purchase up to 88,531 shares of Common Stock or approximately 0.64% of the New Common Stock on a fully diluted basis at an exercise price of $2.50 per share. The Consultant Options shall expire on the tenth anniversary of the Effective Date of the Plan in accordance with the terms of a settlement agreement with Weissman.

         Equity Options. Equity Options were issued upon the Effective Date of the Plan that entitle the holders of old preferred stock and common stock claims to purchase (i) up to 88,531 shares of Common Stock, or approximately 0.64% of the Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the Common Stock trades at an average price of $5.00 over twenty (20) consecutive trading days, and (ii) up to 88,531 shares of Common Stock or approximately 0.64% of the Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the Common Stock trades at an average price of $7.50 over twenty (20) consecutive trading days. The term of an Equity Option shall commence on the grant date and terminate upon the expiration of ten years from the grant date. At the expiration date all rights under an Equity Option shall cease. To the extent all or any portion of an Equity Option becomes exercisable as described above, such Equity Option will remain exercisable until the expiration date even though the Common Stock subsequently trades at an average price less than the target levels described above, provided however that no portion of any Equity Options shall be exercisable after the expiration date.

         Plan Administrative Claims. Administrative Claims under the Plan include primarily legal fees, investment advisors fees, US Trustee fees and various printing and public notification costs. Expenses incurred in the year ended December 31, 2003 (Successor Company), the twelve months ended December 31, 2002 (Predecessor and Successor Companies combined) and the year ended December 31, 2001 (Predecessor Company) pursuant to the restructuring is as follows (in thousands):

                          Year      Three Months   Nine Months    Twelve Months        Year
                         Ended         Ended          Ended           Ended           Ended
                      December 31,  December 31,  September 30,   December 31,     December 31,
                      Successor Co  Successor Co  Predecessor Co    Combined     Predecessor Co.
                          2003          2002           2002            2002           2001
                      ------------  ------------  --------------  -------------  ---------------
Legal                 $         93  $        (30) $          997  $         967  $           104
Investment Advisors            234
Trustees Fees                   33             -              35             35               20
Printing and mailing             -             -              62             62                3
Information agent                -             -              66             66                -
                      ------------  ------------  --------------  -------------  ---------------
                      $        360  $        (30) $        1,160  $       1,130  $           127
                      ============  ============  ==============  =============  ===============

         Legal and other professional fees of approximately $0.4. million, $0.8 million and $0.7 million were paid in 2003, 2002, and 2001, respectively in accordance with retentions approved by the Bankruptcy Court. In addition, the Parent agreed in the fourth quarter of 2003 to settle with Blackstone, the Parent's investment advisor, with respect to Blackstone's $1.6 million asserted claim. As a result of the settlement, Blackstone received from the Parent in January 2004 approximately $0.6 million in cash and approximately $1.3 million in Senior Notes which were repurchased by the Company in the open market during 2003 at a cost of approximately $0.6 million.

         The Parent anticipates that additional legal expenses to wind down the Chapter 11 Proceeding including but not limited to the filing of omnibus claims objections will be required. It is anticipated that additional fees required to perform additional wind down and other ministerial services will be incurred potentially in 2004 and should be less than $0.1 million.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below is for the twelve months ended December 31, 2003 (Successor Company), the three months ended December 31, 2002 for the Successor Company and the nine months ended September 30, 2002 (Predecessor Company), and the year ended 2001 for the Predecessor Company and is derived from the consolidated financial statements, and should be read in conjunction with such consolidated financial statements, including the notes thereto, appearing elsewhere herein. With respect to the Company's operating results, the Company has presented the results of the Predecessor Company and the Successor Company for 2002 on a combined basis, as these combined results are capable of comparison to the results of the Successor Company for 2003 and the Predecessor Company for 2001 and 2000, except for changes in interest and depreciation expenses resulting from the reorganization of the Parent's debt and fair market value adjustments to the Company's property, plant and equipment as a consequence of the consummation of the Plan and related Fresh Start reporting. Additionally, pursuant to the "Final Judgment as to Defendant American Banknote Corporation" of the United States District Court of the Southern District of New York, dated July 19, 2001, the Parent is omitting from this report (and from any future report or statement filed with the Commission) the presentation of selected financial information for the fiscal year ended December 31, 1999. Therefore, only selected financial data for the above-mentioned years of both the Predecessor and Successor Company is included in this section.

                                                Year         Three Months        Nine Months
                                                Ended           Ending            Ending
                                             December 31,    December 31,     September 30,
                                                2003            2002              2002
                                             (Successor Co)  (Successor Co)  (Predecessor Co)
                                             --------------  --------------  ----------------
                                           (Dollars in thousands, except share and per share data)
INCOME STATEMENT DATA
Continuing Operations
Sales                                        $    222,625    $     48,388    $    153,888
Cost of good sold                                 171,167          36,673         110,485
Selling and administrative                         34,553           5,946          22,534
Restructuring                                         933              79           1,829
Goodwill and asset impairments                     42,668          47,435          25,383
Depreciation and amortization                      12,658           2,454           5,958
                                             ------------    ------------    ------------
  Operating income (loss)                         (39,354)        (44,199)        (12,301)
Post retirement benefit curtailment gain             (334)         (5,001)              -
Interest expense                                   12,942           2,795          10,086
Gain on senior note repurchases                    (3,393)              -               -
Interest and other, net                            (1,122)            (91)            631
                                             ------------    ------------    ------------
Loss before reorganization items,
  taxes on income and minority interest           (47,447)        (41,902)        (23,018)
Fresh-Start Gain                                        -               -        (223,185)
Reorganization costs                                  360             (30)          1,160
                                             ------------    ------------    ------------
Income (loss) before taxes on income
  and minority interest                           (47,807)        (41,872)        199,007
Taxes on income                                     4,249           4,976           2,934
                                             ------------    ------------    ------------
Income (loss) before minority interest            (52,056)        (46,848)        196,073
Minority interest                                  (5,474)         (7,417)         24,666
                                             ------------    ------------    ------------
Income (loss) from continuing operations          (46,582)        (39,431)        171,407
Discontinued operations
Income from discontinued operations                     -               -               -
Extraordinary items
Forgiveness of debt and debt reinstatement              -               -          89,520
                                             ------------    ------------    ------------
Net Income (loss)                            $    (46,582)   $    (39,431)   $    260,927
                                             ============    ============    ============

Income (loss) per commons share
basic and diluted (1)
Continuing operations                        $      (3.96)   $      (3.35)             NA
Discontinued operations                                 -               -              NA
Extraordinary items                                     -               -              NA
                                             ------------    ------------    ------------
Net income (loss) per share (1)              $      (3.96)   $      (3.35)             NA
                                             ============    ============    ============
Shares used in computing per share
amounts - basic and diluted:
Continuing operations                          11,770,815      11,770,815              NA
Discontinued operations                        11,770,815      11,770,815              NA
Extraordinary items                            11,770,815      11,770,815              NA

                                           Twelve Months        Year                Year
                                               2002            Ended               Ended
                                             Combined        December 31,       December 31,
                                           (Successor &         2001                2000
                                           Predecessor Co)  (Predecessor Co)  (Predecessor Co)
                                           ---------------  ----------------  ----------------
                                          (Dollars in thousands, except share and per share data)
INCOME STATEMENT DATA
Continuing Operations
Sales                                     $    202,276      $    220,964      $    259,939
Cost of good sold                              147,158           164,393           191,664
Selling and administrative                      28,480            31,247            36,252
Restructuring                                    1,908                 -                 -
Goodwill and asset impairments                  72,818             2,482            13,624
Depreciation and amortization                    8,412            10,175            12,088
                                          ------------      ------------      ------------
  Operating income (loss)                      (56,500)           12,667             6,311
Post retirement benefit curtailment gain        (5,001)                -                 -
Interest expense                                12,881            13,519            15,766
Gain on senior note repurchases                      -                 -
Interest and other, net                            540               355              (751)
                                          ------------      ------------      ------------
Loss before reorganization items,
  taxes on income and minority interest        (64,920)           (1,207)           (8,704)
Fresh-Start Gain                              (223,185)                -                 -
Reorganization costs                             1,130               127             2,740
                                          ------------      ------------      ------------
Income (loss) before taxes on income
  and minority interest                        157,135            (1,334)          (11,444)
Taxes on income                                  7,910             2,725             5,186
                                          ------------      ------------      ------------
Income (loss) before minority interest         149,225            (4,059)          (16,630)
Minority interest                               17,249             1,395             1,968
                                          ------------      ------------      ------------
Income (loss) from continuing operations       131,976            (5,454)          (18,598)
Discontinued operations
Income from discontinued operations                  -                 -             1,732
Extraordinary items
Forgiveness of debt and debt reinstatement      89,520                 -                 -
                                          ------------      ------------      ------------
Net Income (loss)                         $    221,496      $     (5,454)     $    (16,866)
                                          ============      ============      ============

Income (loss) per commons share
basic and diluted (1)
Continuing operations                               NA                NA               N/A
Discontinued operations                             NA                NA               N/A
Extraordinary items                                 NA                NA               N/A
                                          ------------      ------------      ------------
Net income (loss) per share (1)                     NA                NA               N/A
                                          ============      ============      ============
Shares used in computing per share
amounts - basic and diluted:
Continuing operations                              N/A               N/A               N/A
Discontinued operations                            N/A               N/A               N/A
Extraordinary items                                N/A               N/A               N/A



(1) Per share amounts are not shown for the Predecessor Company and the Combined Successor and Predecessor Companies due to non-comparability.

(2) Discontinued operations include the operations of a subsidiary sold and the gain on its sale of $0.6 million in October 2000.

                                                           As of December 31,
                                             2003         2002         2001         2000
                                               (Successor Co)             (Predecessor Co)
                                           ----------------------    ----------------------
BALANCE SHEET DATA:
Cash and cash equivalent                   $   9,101    $  10,769    $   9,740    $   8,278
Working capital surplus (deficiency) (1)      18,183       13,964     (184,046)    (181,716)
Total assets                                 201,567      217,751      164,786      181,098
Long-term debt including current
portion (2)                                  160,610      141,451       41,814       46,303
Stockholders' deficit                        (47,477)      (8,781)    (161,533)    (148,620)

(1) Includes Parent liabilities subject to compromise totaling $209.4 million and $203.2 million in 2001 and 2000 which were exchanged, reinstated and /or modified upon consummation in accordance with the Plan.

(2) Includes Parent Company Senior Notes of $100 million and $95.5 million in 2003 and 2002, respectively which were reinstated on consummation in October 2002 pursuant to the Plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations relates entirely to the comparison of the twelve months ended December 31, 2003 (Successor Company) to the twelve months ended December 31, 2002 (both Predecessor and Successor Companies combined), the twelve months ended December 31, 2002 (both Predecessor and Successor Companies combined) to the twelve months ended December 31, 2001 (Predecessor Company) and the comparison of the Predecessor Company for the twelve months ended December 31, 2001 and 2000. The Company's combined results of operations for 2002 (Predecessor and Successor Companies) are capable of comparison to the results of operations of the Successor Company for 2003 and the Predecessor Company for 2001, except for changes in interest and depreciation expenses resulting from the reorganization of the Parent's debt and fair market value adjustments to the Company's property, plant and equipment as a consequence of the consummation of the Plan and related Fresh Start reporting. As a result, unless otherwise indicated the discussion of results of operations for the years 2003 versus 2002 and 2002 versus 2001 will be on a twelve month basis.

         The Company operates and manages its businesses based on geographic location. See Note P of "Notes to Consolidated Financial Statements," which include geographic information for the Company's businesses.

         THE COMPARISONS THAT FOLLOW ISOLATE AND QUANTIFY THE EFFECT THAT CHANGES IN FOREIGN EXCHANGE RATES HAVE HAD ON THE RESULTS OF OPERATIONS OF THE COMPANY, THEREBY ENABLING COMPARISON OF OPERATING RESULTS OF THE COMPANY'S SUBSIDIARIES IN US CONSTANT DOLLAR TERMS ("CONSTANT DOLLARS"). IN PERFORMING THIS COMPARISON, THE COMPANY UTILIZES A CONSTANT DOLLAR EXCHANGE RATE AS IF THE EXCHANGE RATE FOR THE MOST RECENT PERIOD REMAINED AT THE SAME LEVELS AS THE PRIOR PERIOD FOR WHICH THE COMPARISON IS BEING PERFORMED.

         The following abbreviations are used to refer to the Company's three principal product lines: Transaction Cards and Systems - "TCS"; Printing Services and Document Management - "PSDM"; and Security Printing Solutions - "SPS".

COMPARISON OF RESULTS OF OPERATIONS - 2003 (SUCCESSOR COMPANY) WITH 2002 (PREDECESSOR AND SUCCESSOR COMPANIES)

         Sales for the years ended 2003 (Successor Company) and 2002 (Predecessor and Successor Companies, combined) were $222.6 million and $202.3 million, respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations is as follows:

                                  Years Ended
                ----------------------------------------------
                 December 31, 2003    December 31, 2002
                    (Successor      (Successor and Predecessor
                      Company)        Companies Combined)
                 Sales      %               Sales     %
                ------    ------           -------   ------
Brazil          $   98.3   44.2%           $  98.7   48.8%
Australia           80.1   36.0%              57.6   28.5%
United States       21.9    9.8%              32.4   16.0%
Argentina            5.1    2.3%               4.1    2.0%
France              17.2    7.7%               9.5    4.7%
                --------  -----            -------  -----
                $  222.6  100.0%           $ 202.3  100.0%
                ========  =====            =======  =====

         Sales

Sales by foreign subsidiaries represented approximately 90% in 2003 (Successor Company), as compared to 84% in 2002 (Successor and Predecessor Companies Continued) of the Company's consolidated sales.

Although reported sales in 2003 increased by $20.3 million or 10.0% from 2002, sales increased by $12.3 million in constant US dollars, after deducting $8.0 million attributable to foreign currency fluctuations. The adjustments due to exchange rate fluctuations included an appreciation in the Australian and Euro (France) currencies that resulted in increased revenues of $13.5 million and $2.9, respectively, partly offset by a $8.3 million decline in sales attributable to a devaluation of the Brazilian Real and a $0.1 million decline attributable to a devaluation of the Argentine Peso. The constant dollar sales increase of $12.3 million resulted from higher sales in Brazil of $7.9 million, Argentina of $1.1 million, France of $4.9 million and Australia of $8.9 million, partly offset by lower sales in the United States of $10.5 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $10.5 million in sales in the United States was due to decreased SPS sales at ABN of food coupons (including distribution sales) of $6.4 million, stock and bond certificates of $3.6 million, and $1.4 million of lower revenue generated from ABN's distribution and fulfillment program with the United States Postal Service (the "USPS"). These decreases were partly offset by $0.9 million of increases in secure commercial and government print sales at lower margins. The continued reduction in stock and bond certificate sales is due to the trend toward book entry securities and next day settlement (reducing or eliminating the need for physical certificates), as well as a decline in new issues of securities. The elimination in food coupon sales reflects the completion of the United States Department of Agriculture's (the "USDA's") transition to the electronic benefits program with respect to ABN's print contract with the USDA, and the USDA's written denial of ABN's claim for $1.5 million in final billings owed under ABN's fulfillment of its distribution contract. (See Item 2 "Liquidity and Capital Resources" provided herein for further information). The lower revenue on the USPS program was due to the loss of a major customer in 2002, a union work stoppage at certain customers on the West coast of the United States which restricted shipments, and lower overall customer demand resulting from a U.S. postal stamp rate increase. In general, the overall demand for secure paper-based documents of value that are used in the public and private sector continues to decline. These trends have and will continue to have a negative effect on revenues and on the mix of sales and gross margins at ABN.

Sales in Australia at LM were $8.9 million higher when compared to the prior year. This increase was due to $11.7 million in higher PSDM sales primarily resulting from new revenues generated by LM through the introduction of its mail aggregation business albeit at lower margins. These increases were partly offset by lower SPS sales of $2.0 million, of which $1.4 million represents a reduction in passport orders placed by the Australian government as a result of its decision not to renew the passport contract with LM and $0.6 million in lower sales due to decreases in check usage and check prices received from banks. In addition, TCS sales were lower by $0.8 million due to a reduction in the issuance of drivers' licenses and lower volume levels on card personalization offset partly by higher base stock card production.

At Transtex, TCS sales increased by $1.1 million despite the severe and ongoing economic recession which continues in Argentina. The increase in TCS sales was primarily due to a higher volume of orders placed in 2003 on prepaid telephone cards and non-secure commercial loyalty cards, partly offset by lower overall prices received on cards due to competitive pressures. Because of the volatility of Argentine credit markets, however, the overall trend in card usage remains uncertain. As a result, there can be no assurance that the volume of TCS sales will continue to grow.

In France, the increase of $4.9 million in TCS sales at CPS was principally due to an increase in sales on bank cards of approximately $4.9 million. This increase was primarily due to the banks' requirement that CPS purchase and charge them for the cost of non-personalized base stock transactions cards. CPS also received higher card volumes from existing banking customers as well as acquired new banking customers in 2003 and also received higher pricing for new technological enhancements required by certain banks to include electronic purse capabilities on cards. In addition, a higher volume of phone card orders were placed in 2003 versus 2002, partly offset by lower prices for such cards, resulting in a net increase in phone card sales of $0.8 million. These increases were partly offset by reduced volumes on loyalty and other financial card programs of $0.8 million.

Sales at ABNB in Brazil in 2003 were $7.9 million higher than in 2002. The net increase is attributable to higher PSDM, TCS and SPS sales of $6.9 million, $1.5 million and $0.9 million, respectively. The increase in PSDM sales was primarily due to increased sales of printing services predominantly due to two new banking customers and the increase in TCS sales was due to a $1.2 million increase in credit card sales due to higher volume and increased prices and a $0.3 million increase in phone card sales due to higher prices, partly offset by lower volumes resulting from the telephone companies' decision to increase the unit value on card denominations. The increase in SPS sales was due to higher volumes in driver's license issuances. These increases were partly offset by lower check volume sales of $1.4 million.

         Cost of Goods Sold

Although reported cost of goods sold in 2003 increased $24.0 million or 16.3% as compared to 2002 (with a corresponding decrease in gross margins of $3.7 million), cost of goods sold increased by $16.8 million in constant US dollars, after deducting $7.2 million attributable to foreign currency fluctuations. As a result, exchange rate fluctuations account for increased gross margins of $0.8 million. The effect of exchange rate appreciation by country on cost of goods sold and gross margins, respectively, was as follows:
Australia - $10.9 million and $2.6 million and France - $2.5 million and $0.3 million partly offset by exchange rate devaluation in Brazil - $6.2 million and $2.1 million. There was no impact in Argentina resulting from exchange rate fluctuations.

The constant dollar increase in cost of goods sold resulted primarily from the increase in sales discussed above, a shift in product mix towards higher volume, lower margin products, and overall competitive pricing pressures. As a result, gross margins in constant dollars decreased by approximately $4.5 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold increased to 76.9% in 2003 as compared to 72.8% in 2002. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                       TWELVE MONTHS ENDED DECEMBER 31,
                 ------------------------------------------
                        2003                 2002
                 (SUCCESSOR COMPANY)  (PREDECESSOR COMPANY)
                 -------------------  ---------------------
Brazil                  74.7%               74.6%
Australia               80.7%               78.8%
United States           68.8%               58.4%
Argentina               58.1%               52.7%
France                  87.5%               74.3%


Cost of goods sold at ABNB in Brazil increased by $6.0 million from 2002, with a corresponding increase in gross margins of $1.9 million. Cost of goods sold as a percentage of sales was approximately the same when compared to 2002. The increase in cost of goods sold in constant dollar terms was primarily attributable to the increase in sales discussed above. In addition, there were higher fixed costs primarily attributable to increased maintenance, rental, and communication costs with respect to SPS driver's license, electronic print, and PSDM products, and additional maintenance required on the TCS phone card chemical lines. Also, PSDM costs in 2002 were lower as a result of the one-time value added tax credits received from the Brazilian federal government of approximately $3.5 million. These increases were partly offset by a favorable product mix resulting from higher margin sales of SPS driver's license and intaglio products and TCS magnetic stripe transaction cards.

Costs of goods sold at LM in Australia increased by $8.2 million and were accompanied by an increase in gross margins of $0.7 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by 1.9% when compared to the prior year. The increase in cost of goods sold in constant dollar terms is primarily due to a change in product mix resulting from higher variable costs and lower margins from the introduction of LM's mail aggregation business. A reduction in volume order levels on higher margin SPS bank checks and passports contributed to the trend toward lower margins and higher costs as a percentage of sales.

Cost of goods sold at ABN in the United States decreased by $3.8 million and gross margins declined $6.7 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by approximately 10.4%. This is primarily due to a change in product mix whereby sales of higher margin, lower cost stock and bond and food coupon products continued to decline and were partly replaced by sales of lower margin, higher cost direct fulfillment, secure government and commercial printing products. The reduction in food coupon products resulted from the termination of both the print and distribution contracts with the USDA. This trend was partly offset by lower fixed costs as a result of the consolidation of ABN's Philadelphia operation into its Tennessee location. (See Part 1- "Financial Information about Segments" provided herein for further information).

In Argentina, cost of goods sold at Transtex was approximately $0.9 million higher than in 2002, with an increase in gross margins of $0.2 million, primarily as a result of increased sales. Cost of goods sold as a percentage of sales increased by 5.4% over the prior year. This increase was primarily due to a higher volume of phone and non-secure commercial and loyalty cards produced at significantly lower competitive prices along with higher imported raw material costs due to the weak Argentine Peso.

At CPS in France, cost of goods sold increased by approximately $5.5 million when compared to 2002 resulting in an decrease in gross margins of $0.6 million. As a percentage of sales, cost of goods sold increased by approximately 13.2% from 2002 primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the banks. In addition, there was a change in product mix resulting from an increase in lower margin phone card orders beginning in the second quarter of 2003.

         Selling and Administrative Expenses

Reported selling and administrative expenses increased by $6.1 million when compared to 2002. Exchange rate appreciation resulted in a net increase of $2.1 million in such expenses, attributable to currency appreciation in Australia and France of approximately $2.3 million and $0.2 million, respectively, partly offset by currency devaluation in Brazil of approximately $0.4 million. There was no impact of foreign currency in Argentina. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $4.0 million.

In constant dollars, ABNB's selling and administrative expense increased by $1.6 million principally due to higher commissions and salaries on increased sales and increased administrative wages pursuant to union increases. LM's administrative expense increased by $3.3 million in constant dollars primarily due to an increase in professional, investment advisory, bank and due diligence fees in connection with the proposed sale and restructuring of LM, (See Part 1 "Financial Information about Segments for further information") and the establishment of a provision to settle the Australian General Sales Tax office claim. (See Part II Item 1 "Legal Proceedings" for further information). These increases were partly offset by $0.3 million due to lower commissionable sales at ABN, and lower administrative expenses of $0.4 million at ABN due to the reduction in personnel expenses related to the closure of its Philadelphia plant and additional cost cutting initiatives at its Tennessee location. Administrative expenses in France and Argentina were approximately the same when compared to 2002. As a result of the above, for the Company as a whole, selling and administrative expenses as a percentage of sales were higher at 15.5% in 2003 as compared to 14.1% in 2002.

         Restructuring

The restructuring charge of $0.9 million in 2003 represents severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all of its manufacturing operations into its Tennessee location. (See Item 1 - "Financial Information About Segments" and Note G to the Company's Consolidated Financial Statements provided herein for further information).

The restructuring charge of $1.9 million in 2002 represents termination payments to employees in connection with LM's restructuring program for the purpose of consolidating its manufacturing operations. (See Item 1 - "Financial Information About Segments" and Note G to the Company's Consolidated Financial Statements provided herein for further information).

         Goodwill and asset impairment

The Goodwill and asset impairment charge of $42.7 million in 2003, represents the remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions which resulted in a $42.6 million impairment charge in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" and an impairment provision of $1.2 million established for certain non-performing assets at LM. These charges were partly offset by a $1.1 million recovery at ABN resulting from a favorable settlement on its lease with the landlord of its idle Chicago facility. (See Part I "Financial Information About Segments" and Note H ).

A review by the Parent in 2002 of valuation multiples based on prevailing market conditions led to a Goodwill and asset impairment charge of $72.8 million for the twelve months ended December 31, 2002. This review resulted in an impairment charge of $47.4 million for the three months ended December 31, 2002 (Successor Company), of which $33.2 million related to ABNB and $14.2 million related to ABN. In addition, in the third quarter of 2002 (Predecessor Company), the Parent took a charge of $25.4 million which consisted of a write-off of LM's entire Goodwill balance of $25.2 million based on an evaluation of LM's high level of indebtedness and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons (See Note H to the Company's Consolidated Financial Statements provided herein for further information).

         Depreciation Expense

Reported depreciation and amortization expense for 2003 was $4.2 million higher when compared to 2002. Exchange rate variations on a net basis had no impact on the increase. The increase was primarily related to the additional depreciation expense at ABNB resulting from the fair valuation of fixed assets which resulted in a step-up in basis in accordance with Fresh Start accounting in the third quarter of 2002.

         Interest Expense

Reported interest expense in 2003 was approximately the same when compared to 2002. Exchange rate appreciation accounts for an increase of approximately $0.4 million, resulting in a net decrease of $0.4 million in constant dollars. This decrease resulted primarily from lower interest at ABNB of $0.7 million and ABN of $0.2 million due to lower borrowings partly offset by an increase of $0.4 million in accrued interest on the Parent's Senior Notes which continue to accrue interest on a pay-in-kind basis and an increase of $0.1 million at LM due to higher borrowings.

         Gain on Senior Note Repurchase

In 2003, through privately negotiated transactions, the Parent purchased $6.3 million face amount of bonds for an aggregate purchase price of $2.9 million. The Parent recorded a gain in 2003 of approximately $3.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price. (See "Liquidity and Capital Resources" for further information).

         Post retirement Benefit Curtailment Gain

In 2002, ABN made significant changes to its post retirement health care and life insurance benefits in order to limit future costs under the plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and as a result had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition of a one time $5 million non-cash actuarial gain resulting from the plan settlement. In 2003, ABN recognized an additional $0.3 million non-cash actuarial gain resulting from the closure of its Philadelphia facility. (See Note O to the Company's Consolidated Financial Statements provided herein for further information).

         Other, Net

Other, net in 2003 reflects a $1.7 million net favorable gain when compared to 2002 primarily attributable to the reversal of the remaining pre-petition liabilities which were determined to no longer be disputed by creditors in the Chapter 11 proceedings.

         Bankruptcy Costs

Bankruptcy costs decreased by $0.8 million from 2002. This decrease resulted from approximately $0.4 million in administrative wind down costs in 2003, including an accrual for the additional estimated cost of approximately $0.2 million to settle the Blackstone claim as compared to approximately $1.2 million required in 2002 in connection with the consummation of the Plan. Remaining costs to be incurred will result from the further administrative wind down of the Plan, which are reasonable and customary to complete the reorganization process and are not expected to be significant.

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

COMPARISON OF RESULTS OF OPERATIONS - 2002 (PREDECESSOR AND SUCCESSOR COMPANIES) WITH 2001 (PREDECESSOR COMPANY)

         Sales for the years ended 2002 (Predecessor and Successor Companies combined) and 2001 were $202.3 million and $221.0 million respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations were as follows:

                  Three Months Ended   Nine Months Ended
                  December 31, 2002   September 30, 2002
                   (Successor Co)      (Predecessor Co)
                  Sales        %        Sales        %
                --------     ------   --------     -----
Brazil          $   20.3      41.9%   $   78.4     51.0%
Australia           16.5      34.1%       41.1     26.7%
United States        7.9      16.3%       24.5     15.9%
Argentina            0.8       1.7%        3.3      2.1%
France               2.9       6.0%        6.6      4.3%
                --------     -----    --------    -----
                $   48.4     100.0%   $  153.9    100.0%
                ========     =====    ========    =====

                                  Years Ended
                --------------------------------------------------
                  December 31, 2002
                (Successor and Predecessor    December 31, 2001
                     Cos Combined)             (Predecessor Co)
                  Sales            %             Sales        %
                ----------   -------------     ---------   -------
Brazil          $   98.7         48.8%         $  111.3     50.4%
Australia           57.6         28.5%             57.0     25.8%
United States       32.4         16.0%             36.0     16.3%
Argentina            4.1          2.0%              8.2      3.7%
France               9.5          4.7%              8.5      3.8%
                --------        -----          --------    -----
                $  202.3        100.0%         $  221.0    100.0%
                ========        =====          ========    =====




         Sales by foreign subsidiaries represented approximately 84% in both 2002 (Successor and Predecessor Companies Combined) and 2001 (Predecessor Companies) respectively of the Company's consolidated sales.

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

         The decrease of $3.6 million in sales at ABN was due to $2.3 million in lower stock and bond sales, $2.4 million in decreased sales of secure government print and $0.8 million in lower secure commercial sales. These decreases were partly offset by $1.9 million in higher revenue generated primarily from ABN's distribution and fulfillment program with the United States Postal Service (the "USPS"). The continued trend toward next day settlement of securities, the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector and the recent verbal notification by the USDA that it did not anticipate the need to place any future orders for food coupons during the remaining term of the agreement, are expected to have a negative effect on the future mix of sales and gross margins at ABN. For further information regarding USDA food coupon sales, see "Liquidity and Capital Resources".

         Sales in Australia at LM in constant dollars were $2.6 million lower when compared to the prior year as sales in two of the three product lines experienced negative trends. SPS sales were $5.9 million lower, mainly resulting from $3.3 million in lower sales due to decreases in check usage and check prices received from banks. Additional declines in SPS sales of approximately $2.6 million were due to a reduction in orders placed for passports by the Australian government stemming from the downturn in travel after September 11, 2001, excess inventory presently held by the government, and the decision by the government not to renew the passport contract with LM. It is anticipated that the downward trends on check sales will continue. Sales of TCS products declined by approximately $2.1 million resulting from the loss of a phone card contract to a competitor and a reduction in export sales to China as a result of a change in Chinese banking regulations that curtailed the importation of cards. In addition, higher card sales were generated in 2001 as a result of the merger of certain banks and the issuance of certain loyalty card programs, which did not occur in 2002. These decreases were partly offset by higher PSDM sales of $5.4 million, resulting primarily from $6.3 million in new revenues generated in the third and fourth quarter from LM's introduction of its mail aggregation business partly offset by $0.9 million in lower electronic print sales due to competitive pricing pressures and a weak print market.

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

         Sales at ABNB in Brazil were $11.6 million higher than in 2001 in constant dollars. The net increase is attributable to higher TCS and SPS sales of $2.9 million and $9.7 million, respectively, partly offset by a decrease in PSDM sales of $1.0 million. The $2.9 million increase in TCS sales is due entirely to an increase in revenue from phone cards of which the increase is evenly split between price and volume. The $9.7 million increase in SPS sales resulted primarily from an increase in driver license revenues of $6.9 million due to an increase in volume, as well as incremental revenue generated from adding fingerprint identification on driver licenses. In addition, an increase in sales of checks and electronic print of $2.8 million resulted from new business received from telephone and banking customers. The $1.0 million net reduction in PSDM revenue levels was due to decreased demand, primarily from ABNB's minority shareholder Bradesco Bank.

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

         As a percentage of sales, cost of goods sold decreased to 72.8% in 2002 as compared to 74.4% in 2001. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                       Year Ended December 31,
                        2002          2001
                       -------     -----------
Brazil                  74.6%        78.6%
Australia               78.8%        76.2%
United States           58.4%        57.9%
Argentina               52.7%        72.1%
France                  74.3%        79.1%

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

         In Argentina, cost of goods sold in constant dollar terms at Transtex was approximately $0.2 million higher than in 2001, which resulted in an increase in gross margins of $3.3 million. As a result, cost of goods sold as a percentage of sales decreased by 19.4% from 2001. This improvement was primarily the result of higher margins generated as a result of higher prices received from customers on bank and debit cards and reductions in material and personnel costs on that portion of such costs which are priced in Argentine Pesos. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend will continue.

         At CPS in France, cost of goods sold in constant dollar terms was approximately the same when compared to 2001 resulting in an $0.5 million increase in gross margins. As a percentage of sales, cost of goods sold decreased by approximately 4.8% from 2001 primarily resulting from a change in product mix with increased sales of higher margin bank cards.

         Selling and Administrative Expenses

         Selling and administrative expenses in 2002 decreased by $2.8 million when compared to 2001. Exchange rate devaluation resulted in decreases in such expenses of approximately $2.7 million, attributable to devaluation of $1.7 million in Brazil and $1.5 million in Argentina, partly offset by an appreciation in Australia of $0.5 million. As a result, the net decrease in selling and administrative expense in 2002 from 2001 in constant dollars was $0.1 million. The net decrease primarily resulted from a $0.3 million decrease at LM resulting from lower personnel costs, partly offset by an increase in professional fees due to work performed in connection with a failed acquisition, a $0.8 million decrease at the Parent resulting from lower professional fees and a $0.1 million decrease in selling expense at ABN due to lower commissionable sales. These decreases were partially offset by higher administrative expenses at ABNB of $0.5 million due primarily to a one-time tax credit received in 2001, a $0.4 million increase at Transtex primarily related to severance costs associates with downsizing and a $0.2 million increase at CPS resulting from higher personnel costs. As a result of the above, selling and administrative expenses as a percentage of sales was approximately the same (14.1%) for both years.

         Restructuring

         The restructuring charge of $1.9 million in 2002 represents termination payments to employees in connection with LM's restructuring program for the purpose of consolidating its manufacturing operations (See Item 1 - "Financial Information About Segments" and Note G to the Company's Consolidated Financial Statements provided herein for further information).

         Goodwill and asset impairment

         A review by the Parent in 2002 of valuation multiples based on prevailing market conditions led to a Goodwill and asset impairment charge of $72 million for the twelve months ended December 31, 2002. This review resulted in an impairment charge of $47.4 million for the three months ended December 31, 2002 (Successor Company), of which $33.2 million related to ABNB and $14.2 million related to ABN. In addition, in the third quarter of 2002 (Predecessor Company), the Parent took a charge of $25.4 million, which consisted of a write-off of LM's entire Goodwill balance of $25.2 million based on an evaluation of LM's high level of indebtedness and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons (See Note H to the Company's Consolidated Financial Statements provided herein for further information).

         Goodwill and asset impairment in 2001 of $2.5 million represents the remaining write down of $1.9 million in Goodwill on the books of Transtex as a result of operating losses and the economic uncertainties in Argentina and a $0.6 million third quarter charge related to the carrying value of certain equipment and leases no longer used at ABN as a result of its exit from the currency printing business (See Note H to the Company's Consolidated Financial Statements provided herein for further information).

         Depreciation Expense

         Depreciation and amortization expense for 2002 was $1.8 million lower when compared to 2001. Exchange rate devaluation accounted for approximately $1.5 million of this decrease, resulting in a net decrease of $0.3 million in constant dollars. This decrease in constant dollars was primarily the result of the elimination of Goodwill amortization in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" of approximately $2.2 million, partly offset by an increase in depreciation expense of $1.9 million primarily attributable to capital expenditures in Brazil, which increased depreciation by approximately $1.0 million, and $0.9 million of additional depreciation expense related to the fair valuation of fixed assets in accordance with Fresh Start accounting.

         Interest Expense

         Interest expense in 2002 was approximately $0.6 million lower when compared to 2001. Exchange rate devaluation accounts for approximately $0.1 million of this decrease resulting in a net decrease of $0.5 million in constant dollars. This net decrease resulted from a decrease of $1.7 million resulting primarily from the interest rate reduction due to the amendment to LM's credit agreement which was executed in June 2001 partly offset by $0.6 million in additional accrued interest payable in kind on the Parent's US Dollar denominated public debt, which was restructured and reinstated on the effective date of the Parent's Plan, and the 2001 reversal of $0.6 million in accrued interest in connection with a state and local tax reserve no longer required.

         Post retirement Benefit Curtailment Gain

         In 2002, ABN made significant changes to its post retirement health care and life insurance benefits in order to limit future costs under the plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and, as a result, had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition of a one time $5 million non-cash actuarial gain resulting from the plan settlement (See Note O to the Company's Consolidated Financial Statements provided herein for further information).

         Other, Net

         Other net expense in 2002 was approximately $0.2 million higher when compared to 2001. Exchange rate devaluation resulted in an increase of $0.5 million. After giving effect to the net devaluation, other net expenses in constant dollars decreased by $0.3 million. The majority of the net changes relate to a gain of $0.5 million from the proceeds received by ABN from a one time private sale of certain printed materials in 2002, partly offset by $0.2 million of increased other net expenses in 2002.

         Fresh-Start Adjustments

         The Fresh Start adjustments represent a gain of $223.2 million based upon the Reorganization Value of the Successor Company. See Item 1 - "Fresh Start Accounting".

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

         Minority Interest

         Minority interest represents the 22.5% minority interest in ABNB held by Banco Bradesco, as adjusted for the fair valuation of Bradesco's equity in accordance with Fresh Start accounting.

         Extraordinary Items

         Extraordinary items represent the gain on the forgiveness of the Senior Subordinated Notes of $91 million and certain creditor discounts of $0.4 million partly offset by a $1.8 million extraordinary loss resulting from the reinstatement of the Senior Notes inclusive of all accrued interest and consent premiums which were paid in kind.

         COMPARISON OF RESULTS OF OPERATIONS OF PREDECESSOR COMPANY - 2001 WITH 2000

Sales

         Sales for the years ended 2001 and 2000 were $221.0 million and $259.9 million respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations is as follows:

                      2001            2000
                 Sales     %      Sales     %
                -------  -----   ------   -----
Brazil          $111.3   50.4%   $132.9   51.1%
Australia         57.0   25.8%     69.8   26.9%
United States     36.0   16.3%     37.5   14.4%
Argentina          8.2    3.7%      9.8    3.8%
France             8.5    3.8%      9.9    3.8%
                ------  -----    ------  -----
                $221.0  100.0%   $259.9  100.0%
                ======  =====    ======  =====


         Sales by foreign subsidiaries represented approximately 84% and 86% in 2001 and 2000, respectively of the Company's consolidated sales.

         Sales

         Sales in 2001 decreased by $39.0 million or approximately 14.9% from 2000. Exchange rate devaluation produced a decrease in sales of approximately $39.1 million, of which $31.5 million was attributable to Brazil, $7.3 million to Australia and $0.3 million to France. This resulted in a net increase in sales of $0.1 million in constant dollars resulting from $9.9 million in higher sales in Brazil, offset by lower sales of $1.4 million in the United States, $5.5 million in Australia, $1.6 million in Argentina and $1.2 million in France. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

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

         Sales in Australia at LM were $5.6 million lower when compared to the prior year, as sales in all three principal product lines experienced negative trends when compared to the prior year. SPS sales were $3.2 million lower mainly due to $5.1 million in reduced volumes on bank checks resulting from the loss of a customer and an overall downward trend in check usage. This decrease was partly offset by an increase in passport orders from the Australian government of $1.9 million. Sales of PSDM products were $1.9 million lower due mainly to a one-time increase in sales in 2000 as a result of a one-time contract with the Australian Government resulting from the introduction of its general sales tax program. TCS sales were lower by $0.4 million due to the elimination of $3.0 million in revenues resulting from LM's sale of its transaction card equipment business in December 2000, partly offset by an increase in demand for credit and debit card base stock and card personalization of $1.6 million and an increase in driver license issuances of $1.0 million.

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

         As a percentage of sales, cost of goods sold increased to 74.4% in 2001 as compared to 73.7% in 2000. A comparison of cost of goods sold, as a percentage of sales, by each of the Company's geographic locations to the prior year is as follows:

                 Year Ended December 31,
                  2001          2000
                --------    -------------
Brazil            78.6%         77.7%
Australia         76.2%         76.8%
United States     57.9%         52.8%
Argentina         72.1%         68.4%
France            79.1%         83.8%

         Cost of goods sold at ABNB in Brazil increased by $9.0 million with a corresponding increase in gross margins of $0.9 million. As a percentage of sales, cost of goods sold at ABNB was 0.9% higher than in 2000. The increase as both a percentage of sales and in constant dollar terms was predominantly attributable to an increase in chemical costs and higher than normal waste factors, as ABNB was required to adopt a new manufacturing process mandated by the Brazilian telephone companies in connection with the production of stored-value telephone cards. This increase was partly offset by a favorable product mix resulting from an increase in lower cost driver license issuances, which result in higher gross margins.

         Costs of goods sold at LM in Australia decreased by $4.6 million and resulted in a corresponding reduction in gross margins of $1.0 million when compared to the prior year. The decrease in cost of goods sold in constant dollar terms was primarily attributable to lower variable costs of $2.5 million directly related to the lower sales discussed above. The balance of the decrease of $2.1 million results from an overall reduction in fixed overhead of $1.6 million and a $0.5 million reversal of an inventory obsolescence provision no longer required. As a result of the reductions in fixed overhead, cost of goods sold as a percentage of sales decreased by approximately 0.6% when compared to the prior year.

         The net increase of $1.1 million in cost of goods sold in the United States was principally due to an increase at ABN in cost of goods sold of $3.5 million resulting from higher variable costs due to a change in product mix, whereby higher margin, lower cost security print products were replaced by value added fulfillment and printing services which bear higher costs and provide lower gross margins. This increase was partly offset by the elimination of $2.4 million in expenses resulting from the sale of ABNCMS in September 2000. As a result, the Company's US segment experienced a reduction in gross margins of $2.5 million and a 5.1% net increase in the cost of goods sold as a percentage of sales when compared to 2000.

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

Selling and Administrative Expenses

         Selling and administrative expenses in 2001 decreased by $5.0 million when compared to the prior year. The impact of exchange rate devaluation on selling and administrative expenses accounts for approximately $3.2 million of this decrease, of which $2.3 million is attributable to Brazil and $0.9 million to Australia. The net decrease in selling and administrative expenses from the prior year in constant dollar terms was $1.8 million. This decrease was principally due to the elimination of $1.0 million in expenses related to the sale of ABNCMS in September 2000, one-time provisions of $2.3 million established in 2000 at the Parent, which were recorded to reflect a $1.6 million settlement obligation payable to the Company's former Chairman and the establishment of an $0.7 million restructuring pool to be payable to the reorganized executive management team over a three year period. The remaining operating subsidiaries closely approximated the prior year with the exception of ABN, which had an increase of $1.0 million primarily due to startup charges and consulting fees necessary to set up its new fulfillment operations, and LM, which had $0.5 million in higher professional fees and severance related costs. As a percentage of sales, selling and administrative expenses were 14.1.% in 2001 as compared to 14.0% in 2000.

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

Interest Expense

         Interest expense decreased by $2.3 million from 2000. The impact of exchange rate devaluation on interest expense resulted in a decrease of approximately $0.8 million, thereby resulting in a constant dollar decrease of approximately $1.5 million when compared to the prior year. This decrease was the direct result of the reversal at the Parent of approximately $0.7 million in accrued interest in connection with a state and local tax reserve no longer required and lower interest of approximately $1.1 million resulting from the 50% interest rate reduction at LM as part of the June 2001 restructuring of LM's loan agreement with its banking syndicate and $0.5 million of lower interest due to reduced borrowings at the Company's other operating subsidiaries. These decreases were partly offset by $0.8 million in additional accrued interest payable in kind on the Parent's US Dollar denominated public debt.

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

LIQUIDITY AND CAPITAL RESOURCES

         Overview

         The high level of the Parent's Senior Note indebtedness, ($100.0 million at December 31, 2003), poses a high degree of uncertainty as to the Company's ability to repay this debt upon the January 31, 2005 maturity date. Absent a significant increase in available free cash flow from operations, it is the Parent's intention from now until the maturity date to continue to pay in kind its semi-annual interest payments on the Senior Notes in lieu of cash interest, as permitted under its revised indenture. As a result, it is highly unlikely that the Company will generate sufficient future cash flow from operations to repay these Senior Notes upon maturity. This factor combined with the Company's limited access to capital and financial markets for the purpose of obtaining new financing or equity to refinance the Senior Notes is likely to require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. However, because each of the Parent's subsidiaries is a self-funded stand-alone entity, it is anticipated that each subsidiary, with the exception of LM will continue to operate its business in the normal course, on a stand-alone basis, irrespective of any restructuring of the Parent. For a discussion of LM see "Proposed 2004 LM Restructuring."


         Cash. At December 31, 2003, 2002 and 2001, the Company had approximately $9.1 million, $10.8 million and $9.7 million in cash and cash equivalents.

         Short-Term Borrowings. At December 31, 2003, the Company's subsidiaries had outstanding an aggregate of approximately $3.8 million (excluding letters of credit) under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, has a one year $2 million asset-based working capital facility with a local bank in Tennessee, which allows it to borrow at a 5.5% short term interest rate for general working capital and letters of credit purposes subject to annual compliance with certain net worth to debt covenants. At December 31, 2003, ABN had used approximately $1.1 million of which $0.8 million was for general working capital purposes and $0.3 million for outstanding letters of credit leaving approximately $0.9 million available for borrowing. ABN's current use of the line presently stands at $0.5 million and it is anticipated that additional borrowings on the line may be required at various times in 2004. ABN is in compliance with all debt covenant calculations. The Company's French subsidiary, CPS, has available approximately $1.2 million at December 31, 2003 under its working capital credit facility, with several different local banks which allows it to borrow at an average rate of approximately 3.5% partly collateralized by certain receivables. At December 31, 2003, CPS has used approximately $0.6 million for general working capital purposes, leaving approximately $0.6 million available for borrowing. CPS's current use of the line presently stands at the same amount as at year end, and it is anticipated that additional borrowings on the line may be required at various times in 2004. The Company's Australian subsidiary, LM, has a working capital facility of approximately $4.3 million with a local bank, collateralized by LM's banking syndicate at a current interest rate of 8.95%. At December 31, 2003, LM had used approximately $2.5 million for working capital purposes and $0.2 million for outstanding letters of credit under the line, leaving approximately $1.6 million available for working capital purposes. The line is scheduled to expire March 31, 2004, but it is anticipated that it will be extended until May 31, 2004 in connection with LM's proposed restructuring. (See
Part 1-"Proposed 2004 LM Restructuring"). The Company's Brazilian and Argentine subsidiaries, had no outstanding short-term borrowings. As a result of overall credit tightening by the banks in Argentina, credit terms are generally not available to Transtex.

         Long-Term Debt- The Company's long-term debt consists of the $100.0 million of the Parent's Senior Notes due January 31, 2005, $59.9 million of LM's senior and subordinated non-recourse debt (the "LM Debt") due June 2004 and $0.7 million of mortgage indebtedness at ABN. Approximately $59.9 million of this debt is due and payable in 2004 and represents the amortization on the LM Debt which is presently being restructured with the LM Banking Syndicate. For a further discussion on the ability to pay this debt, see "Non-Compliance of Debt Covenants and Ability to Service Debt" and "Proposed 2004 LM Restructuring".

         Repurchase of Senior Notes- Pursuant to the Parent's announcement in its Form 8-K filed October 16, 2002, the Parent's Board of Directors authorized the Parent to repurchase up to $15 million face amount of its outstanding Senior Notes from time to time at a discount to par value. The Senior Notes were to be repurchased at management's discretion, either in the open market or in privately negotiated block transactions.

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

         Commitments

         As of December 31, 2003, the Company had the following outstanding cash contractual commitments (in thousands):

                                                          Total      Less than 1 Year   1-3 Years   3-5 Years    After 5 Years
                                                        ---------    ----------------   ---------   ---------    -------------
Long Term Debt                                          $ 160,610    $         59,943   $ 100,133   $     120    $         414
Capital lease obligations                                   2,666                 195       2,273         198                -
Operating Leases                                           13,569               6,471       6,527         571                -
Post-retirement and other benefit obligations               6,723                 104       1,986       1,833            2,800
                                                        ---------    ----------------   ---------   ---------    -------------
Total Contractual Cash Obligations                      $ 183,568    $         66,713   $ 110,919   $   2,722    $       3,214
                                                        =========    ================   =========   =========    =============

         Summary of Cash Flows. Cash and cash equivalents decreased by $1.7 million in the twelve months of 2003 compared to an increase of $1.0 million in the comparable period of 2002. This $2.7 million reduction in cash flow resulted principally from the following:

         - A $6.1 million net decrease in cash flow from operating activities attributable to a $6.2 million decrease in net income after non-cash adjustments partly offset by a 0.1 million favorable working capital variance. The favorable working capital variance was attributable to a $4.3 million increase in payables and other liabilities, offset by a $0.8 million net decrease in receivable collections and a $3.4 million build-up in inventory. The increase in payables was attributable in France to a corresponding build-up in inventory in 2003 stemming from the banks' requirement that CPS purchase the non-personalized base stock transaction card and pass along the cost to the banks; at ABN from payments made in 2002 for non-performing lease obligations; and at LM in Australia due to higher inventory levels in 2003 related to the higher cost of specially treated paper used for check customers in addition to accelerated purchases at the end of 2003. These increases were partly offset by lower payables in Brazil resulting from the elimination of costs associated with the loss of a customer in electronic print. Brazil also accelerated payments to paper suppliers in 2003 in order to take advantage of supplier discounts. The increased receivable and inventory levels principally were related to the large collection of USDA food coupon orders in 2002 at ABN, the banks' requirement at CPS as discussed above, and the higher cost of paper stock in Australia. The increased receivables were partly offset by improved collections in Brazil and Australia.

         - A $1.5 million net increase in cash flow from investing activities attributable to a $1.5 million net reduction in capital expenditures in 2003 and a decrease in investments in smart card joint ventures at LM of $0.5 million in 2003, partly offset by the $0.5 million of proceeds received from the one-time private sale of certain printed materials outside the ordinary course of business by ABN in 2002. Of the $1.5 million net decrease in capital expenditures in 2003, $1.5 million and $0.6 million of the decrease were attributable to LM and Brazil, respectively, partly offset by $0.4 million and $0.2 million of increase at France and ABN, respectively.

         - A $1.1 million net increase in cash from financing activities attributable to lower repayments of $2.9 million related to the prior year pay down of the working capital facility at ABN, net increased borrowings at CPS in France of $0.6 million and at ABN of $0.8 million in 2003, a $0.8 million net reduction in repayments on short-term equipment financing in Brazil, and a $0.2 million reduction in dividends paid to minority shareholders in 2003. These net cash flow increases were partly offset by $1.3 million of decreased borrowings by LM in Australia in 2003 under its revolving credit facility and the Company's use of $2.9 million to buy back its Senior Notes in 2003.

         - A $0.8 million net increase in cash due to the impact of favorable exchange rate valuation in 2003 on cash balances on hand.

Economic Conditions And Currency Devaluation

         The Company has significant operations in Brazil, Australia, Argentina and France. In 2003 and in recent years, on a consolidated basis, the Company has experienced significant foreign exchange rate fluctuations.

         In 1999, 2001 and 2002, the Brazilian Real experienced tremendous volatility with a devaluation versus the US Dollar of approximately 48%, 40% and 41%, respectively. In 2004 and 2003, the Real has strengthened against the US Dollar although it still continues to experience exchange rate volatility, as the average exchange rate devaluation for the twelve months ended December 31, 2003 was 5%, against the US Dollar when compared to the prior year. The Real ended 2003 at R$2.89 to the US Dollar, an improvement of approximately 22% from its rate at the beginning of that year (R$3.53). In 2002, the Real devalued to its lowest level by over 41% against the US Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). As of March 17, 2004 the Real had strengthened to R$2.90 to the US Dollar. Given its historic volatility, there is no guarantee that the Real will either improve or stabilize at any certain level against the US Dollar. As the Parent continues to rely upon ABNB for dividends to upstream cash to the Parent, there is no guarantee or assurance that significant further devaluation will not adversely affect the Parent's ability to fund its operating expenses in the future. Furthermore, the continued long-term threat of currency devaluation could severely impact the Company's ability to repay its Senior Notes due January 31, 2005.

         In an effort to end its lengthy recession, in January 2002 Argentina abandoned its Peso-Dollar currency peg system. Initially the Peso was reset at an official rate of US $1 = AR $1.40. In February 2002, the official rate was abandoned and the currency was allowed to float freely on currency markets. At March 17, 2004, the quoted exchange rate for the Peso on freely trading markets was approximately US$1 = AR$2.91.

         The severe and ongoing economic and political instability in Argentina continues to negatively impact the carrying value of Transtex. However, despite these issues, Transtex has generated positive operating income and cash flow for the twelve months ended December 31, 2003. Throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country. The government has since lifted this ban and, as a result, the Parent was able to receive $0.5 million in dividends from Transtex in 2003. Despite the lifting of this ban, there can be no assurance that the ability to repatriate dividends freely out of the country will continue on a consistent basis or that Transtex will continue to generate positive cash flow.

         In France, the Euro continues to remain strong against the US dollar and has appreciated by an average of approximately 20% compared to the prior year. However cash dividends from CPS to the Parent were only $0.7 million and are not considered significant.

         As for LM, the Parent is unable to repatriate dividends from its Australian subsidiary due to restrictions under its banking facility (see below). In 2003 the Australian Dollar experienced an average appreciation of approximately 20% versus the US Dollar when compared to 2002.

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

Ability to Service Debt

         The high level of the Parent's Senior Note indebtedness, $100.0 million at December 31, 2003, poses a high degree of uncertainty as to the Company's ability to repay this debt upon the January 31, 2005 maturity date. Absent a significant increase in available free cash flow from operations, it is the Parent's intention from now until the maturity date to continue to pay in kind its semi-annual interest payments on the Senior Notes in lieu of cash interest, as permitted under its revised indenture. As a result, it is highly unlikely that the Company will generate sufficient future cash flow from operations to repay these Senior Notes upon maturity. This factor combined with the Company's limited access to capital and financial markets for the purpose of obtaining new financing or equity to refinance the Senior Notes make it highly likely that the Company would require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company.

         In addition to the indebtedness represented by the Company's Senior Notes described above, the Company's Australian subsidiary, LM, is highly leveraged with approximately $59.9 million of local bank debt, which is non-recourse to the Parent. The Parent and LM notified LM's Banking Syndicate in December 2000 that LM would be unable to fully repay the loan by the December 31, 2001 maturity date and therefore requested that the banks consider a modification, restructuring and extension to the existing terms of the present banking facility.

         On July 26, 2001, the Banking Syndicate and LM entered into an agreement with respect to the LM Debt extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its current interest rate on the borrowings. The amended agreement required LM to make a $1.2 million principal repayment due on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the Banking Syndicate in 2000, LM's Banking Syndicate will receive approximately ten percent (10%) of LM's equity which will vest over a period of time. As a condition to the amendment, the Parent made a capital contribution of $1.2 million to LM in June 2001.

         LM's management continues to hold in abeyance certain short-term profit improvement programs requiring the use of capital, pending its ongoing discussions with LM's banking syndicate as to whether a further restructuring, refinancing and or re-capitalization of the LM bank debt in advance of the June 2004 loan maturity date can be accomplished. In April 2003, as a result of an agreement between the Company, LM and the Banking Syndicate to place LM up for sale, the Banking Syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 final maturity date of the loan. In addition, in the second quarter of 2003, the Banking Syndicate agreed to suspend all financial covenant testing on a monthly basis during the sale period, which has been extended during the ongoing restructuring discussion between the Company and the Banking Syndicate. As a result, the total amount of the loan has been classified as current. (See "Liquidity and Capital Resources and "Ability to Service Debt" for further information).

         In the first quarter of 2004, the Company sold LM's New Zealand subsidiary to a local management group. As a result of the sale, LM will receive approximately $4.3 million in cash resulting in a pre-tax gain of approximately $3.5 million. The net proceeds from the sale will be utilized to pay down approximately $3.6 million of LM's bank debt and approximately $0.7 million will be used to fund working capital as mutually determined by the Company and the Banking Syndicate pursuant to the proposed restructuring plan discussed below.

PROPOSED 2004 LM RESTRUCTURING

         In the third quarter of 2003, the Banking Syndicate evaluated the public sale process conducted by LM's financial advisors. After reviewing all options, the Banking Syndicate elected not to sell LM but instead entered into negotiations with LM and the Company, and subsequently verbally agreed (subject to final documentation) in principle to restructure LM's bank debt through a combination of debt forgiveness of approximately $45 million in exchange for a preferred and common equity swap, thereby leaving approximately $15 million of debt on LM's books. This transaction would give the Banking Syndicate an initial controlling equity stake in LM and would result in the Parent relinquishing control in exchange for approximately 11% of the preference stock and a potential future equity interest that could vest to 40% once the restructured bank debt is fully amortized. The final terms and conditions are expected to be completed sometime during the second quarter of 2004. The exchange is expected to result in a non-cash gain to the Company to the extent of the net discharge of the Parent's equity deficit in LM which is approximately $53.9 million at December 31, 2003 and the value in its minority interest position based upon the fair value received in preference stock which is estimated to be approximately $2.1 million.

         While agreements in principle between the Company, LM and the Banking Syndicate have resulted in satisfactory arrangements in the past, there is no certainty that the above process will be satisfactorily concluded. As of March 26, 2004, the parties remained disagreed on certain material aspects of the agreement. In the event that these discussions are not satisfactorily concluded, there is a possibility LM may not be able to continue as a going concern absent further accommodation from the Banking Syndicate. Moreover, LM's capital constraints have caused local management difficulty in upgrading computer and other systems that, in turn, continue to hamper their ability to effectively and efficiently operate, evaluate, restructure and report the operations of the business. It is anticipated that the restructuring will provide the future liquidity necessary to upgrade and enhance the quality of LM's overall financial reporting environment. Under the terms of the LM Debt, dividends payable to the Parent are prohibited.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

         The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited, to the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, fixed asset and investment impairment charges, facilities lease losses and other charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ from these estimates.

Intangible Assets

         Patents and certain other intangibles are amortized over their useful lives. Beginning in 2002 and in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), Goodwill is reviewed for impairment on an annual basis. Goodwill was amortized over periods ranging from 20 to 30 years using the straight-line method. As a result of the adoption of SFAS 142 in 2002, the non-amortization of Goodwill had the effect of increasing the Company's income by approximately $2.2 million. In October 2002, in accordance with SOP 90-7, the Company implemented Fresh Start reporting and recorded any portion of the fair value of the Reorganized Company's assets that was not attributed to specific tangible or identified assets as Goodwill. The balance of Goodwill at December 31, 2003 and 2002 after performing the annual impairment test in accordance with SFAS 142 was $72.1 million and $99.6 million, respectively.

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

         Factors that could cause actual results to differ materially include, but are not limited to those described below:

         - The Company's existing debt obligations and history of operating losses;

         - The Company's ability to have access to capital markets to raise capital to restructure, reorganize and/or grow our business;

         - General economic, political, market and business conditions, which may, among other things, affect demand for the Company's products;

         - Economic conditions, inflation, recession and currency exchange rates in those foreign countries in which the Company generates a large portion of its sales (including Brazil and Australia which accounted for approximately 44%, and 36%, respectively, of consolidated sales) and particularly in Brazil, where the majority of positive foreign operating income is generated by ABNB ($8.2 million exclusive of Goodwill impairment), which may, among other things, affect the Company's ability to service its debt;

         - New product development and technological advances which may, among other things, affect the Company's printing business and certain government contract performance;

         - Commencement of war, armed hostilities, terrorist activities or other similar international calamity directly or indirectly involving or affecting the United States or any one of the Company's foreign subsidiaries or joint venture partners;

         - New plant and contract start-up conditions which may, among other things, affect the profitability of the Company's operations;

         -        Seasonality;

         -        Competition;

         -        Changes in business strategy or expansion plans;

         -        Raw material costs, availability and price volatility;

         -        Customer inventory levels;

         -        The loss of any of the Company's significant customers;

         - The ability to achieve anticipated cost reductions and synergies;

         -        The possibility of unsuccessful bids for government contracts;

         - Changes in, or the failure of the Company to comply with, government regulations, bid requirements or product specifications; and

         -        Other factors referenced in this Annual Report.

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

         The verbal notification given by the USDA in the third quarter of 2002 that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN, has had a significant impact on the Company's cash flow. While revenue from food coupons as a percentage of total consolidated sales for 2002 and 2001 is small (approximately 3.5% and 3.3%, respectively), the gross margins are significant ($4 million in 2002 and 2001). The reduction in operating margins from food coupon sales will have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent.

         In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. ABN believes it has fully complied with all terms under such contract. However, pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 101, the Company has not as of this date recognized any of the revenue on these services as a result of the USDA's rejection of ABN's claim. On March 19, 2004 ABN filed a complaint before the USDA Board of Contract Appeals, seeking a judgment in the amount of $1.5 million plus interest thereon.

         Furthermore, the failure by ABN to fully recover its final invoicings from the USDA under its distribution contract has and will continue to have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent.

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

         Overall, the business that the Company engages in within both its domestic and foreign operations are in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. In addition, there are several smaller local competitors in Brazil who have manufacturing and service capabilities in certain transaction cards and systems (including driver's license programs) and have therefore created additional competitive pricing pressures. With respect to driver's licenses in Brazil, additional competitors have begun competitively bidding on several Brazilian states as contracts come up for renewal. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

         In addition to factors previously disclosed herein, certain other factors could cause actual results to differ materially from such forward-looking statements. All written and verbal forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by reference to such factors.

         The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company, and its employees, agents and representatives, assume no duty to update them to reflect new changed, or unanticipated events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMPACT OF INFLATION

         The introduction by the Brazilian government of a new currency in 1994 in order to achieve the government's economic stabilization program effectively eliminated the country's hyper-inflation. As a result of this program, the inflation rate has decreased substantially to approximately 10% for 2003 as compared to 941% for 1994. Consequently, the Company is no longer required to translate ABNB's financial statements as if ABNB were operating in a hyperinflationary economy whereby gains and losses resulting from translation and transactions were reflected in earnings. The Company follows the non-hyperinflationary method for ABNB as well as its other foreign subsidiaries in accordance with FASB Statement No. 52 "Foreign Currency Translation." As a result, the Company translates its foreign subsidiaries by reflecting exchange gains and losses in other comprehensive income as a separate component of shareholders' equity. As a result of the recent economic improvement in Argentina in 2003 over 2002, inflation in that country has improved to approximately 2% in 2003 as compared to approximately 118% in 2002. The Company's US, Australian, New Zealand and French operations were not affected materially by inflation in 2003.

ARGENTINE ECONOMIC RECESSION

         The Argentine economy continues to experience high levels of government debt, interest rates and unemployment. The government has imposed zero deficit budget spending measures at the federal and local levels in an attempt to continue to try to stabilize its economy and currency. Despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the year ended December 31, 2003. Throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country. The government has since lifted this ban and, as a result, the Parent was able to receive $0.5 million dividend from Transtex in 2003. Despite the lifting of this ban, there is no guarantee that Transtex can continue to repatriate dividends freely out of the country or continue to operate at its current level in the present economic environment, particularly with credit institutions placing a hold on many lending activities which directly impacts the issuance of credit cards to consumers. As the operations of Transtex are very small in relation to the consolidated group, the Company believes that any negative impact resulting from its Argentine operations will not have a material adverse effect on the Company.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

         The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US Dollars and, in the case of LM, ABNB and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the twelve months ended December 31, 2003, the Company experienced an average devaluation in the Brazilian and Argentine currencies of approximately 5% and 1%, respectively. As ABNB is the Company's largest subsidiary, historically contributing approximately half of the revenues, operating profit and cash flow of the consolidated group, continued volatility in the Real could severely further impact the Company's ability to repay upon maturity its Senior Notes due January 31, 2005.

         The Company has, from time to time, entered into foreign currency option contracts in order to limit the effect of currency fluctuations on future expected cash receipts which are used for general Company purposes, including debt service. The options generally have covered periods from two to four months from the date of purchase. However, with the significant devaluation and volatility of the Brazilian currency over the past two years, the market to purchase foreign currency option contracts is either non-existent or prohibitively expensive. The Company has been at times successful in purchasing short term contracts in Argentina when available and where not cost prohibitive. When practical, the Company has established restricted investment accounts which are controlled by the Parent, and in the case of ABNB, have funds which are from time to time invested in US Dollar-indexed money market investments. Such activities may be discontinued at any time depending on, among other things, management's views concerning future exchange rates, local interest rates and the cost of such contracts. At present, the current interest rate in Brazil of approximately 16.5% for local denominated investments is far greater than the return that would be earned in a US Dollar-indexed account, thereby rendering this type of hedging mechanism ineffective in the opinion of management. Therefore the Company has not engaged in material hedging activities. Currently, repatriation of earnings from ABNB is permitted, subject to certain approvals. Dividends or distributions from Brazil could be subject to government restrictions in the future. In 2003, 2002 and 2001, the Company received approximately $3.9 million, $4.6 million and $2.4 million, respectively in cash dividends from ABNB.

         Earnings on foreign investments, including operations and earnings of foreign companies in which the Company may invest or rely upon for sales, are generally subject to a number of risks, including high rates of inflation, recession, currency exchange rate fluctuations, trade barriers, exchange controls, government expropriation, energy risks and political instability and other risks. These factors may affect the results of operations in selected markets included in the Company's growth strategy, such as in Latin America and Asia. For example, the ongoing economic volatility in Argentina has affected the sales, operating income and cash flow of that subsidiary and has also adversely impacted the strength of the Brazilian currency. The Company's financial performance on a dollar-denominated basis can be significantly affected by these changes. The Company's cash balances and borrowings in foreign currency can mitigate the effects of fluctuating currency exchange rates; however, borrowings and investments in foreign currency and markets may not be available or practical and may face local interest rate and principal risks. In addition, adverse changes in foreign interest and exchange rates could adversely affect the Company's ability to meet its interest and principal obligations on the Parent's Senior Notes.

         See Notes A and P of "Notes to Consolidated Financial Statements" for the disclosure of certain financial information relating to foreign operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and schedules, together with the Independent Auditors' Report thereon, are set forth in Item 15 (a)(1) and (2) of this Form 10-K, and are only presented for the year ended December 31, 2003 (Successor Company), three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company) and the year ended December 31, 2001 (Predecessor Company).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 5, 2001, Ernst & Young LLP ("E&Y") advised the Parent that it was resigning as the Parent's independent accountants. E&Y had verbally advised the Parent that it was resigning because it had concluded that it was unwilling to rely on the representations of certain members of management. E&Y advised the Parent that it reached this conclusion because of the uncompleted investigations of the United States Attorney's Office for the Southern District of New York and the Securities and Exchange Commission relating to the revenue recognition issues involving the Parent's former subsidiary, ABH, a $1.5 million consulting fee that one of the Parent's subsidiaries had agreed to pay to a consultant in connection with a foreign printing project, and past and potential future SEC proceedings involving certain members of management.

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

ITEM 9A. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures

         Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         (b) Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

           Name               Age    Officer/Director Since                             Position
           ----               ---    ----------------------                             --------
Steven G. Singer              43          November 2000            Chairman of the Board and Chief Executive Officer
C. Gerald Goldsmith (a)(b)    76          December 1990            Chairman Emeritus and Director
Sidney Levy                   47          June 1998                Director
Raymond L. Steele (a)(b)      70          March 2001               Director
Lloyd Miller (a)              49          October 2002             Director
James Dondero                 41          October 2002             Director
Steven A. Van Dyke (b)        44          July 2001                Director
Patrick J. Gentile            45          June 1995                Executive Vice President and Chief Financial Officer
David M. Kober                40          May 2002                 Vice President and General Counsel
Craig D. Weiner               38          April 2002               Acting Treasurer
Elaine Lazaridis              41          October 2001             Corporate Secretary & Chief Administrative Officer

(a) Audit Committee Member

(b) Compensation Committee
    Member

         STEVEN G. SINGER has served as Chairman of the Board and Chief Executive Officer and as a Director of the Parent since November 2000. From 1995 through 2000, Mr. Singer served as Executive Vice President and Chief Operating Officer of Romulus Holdings, Inc., a family owned investment fund. Mr. Singer also serves as Chairman and Chief Executive Officer of Pure 1 Systems, a manufacturer and distributor of water treatment products. Mr. Singer is a Director and the Non-Executive Chairman of the Board of Globix Corporation and of Motient Corporation, both publicly traded companies.

         C. GERALD GOLDSMITH has been an independent investor and financial advisor since 1976. He has served as a director of Palm Beach National Bank and Trust since 1991, Innkeepers USA Trust since 1996, and Plymouth Rubber Company, Inc. since 1998.

         SIDNEY LEVY has served as Director of the Parent since June 1998 and has served as President of ABNB since February 1994.

         RAYMOND L. STEELE has served as a Director of the Parent since March 2001. Mr. Steele has served as a director of Modernfold, Inc. since 1991, I.C.H. Corporation since 1998, DualStar Technologies Corporation since 1998 and Globix Corporation since 2003.

         STEVEN A. VAN DYKE has served as a Director of the Parent since July 2001. He has been a managing principal of Bay Harbour Management L.C. since 1987. Bay Harbour is an investment advisor and manages private equity and debt funds. He is a Chartered Financial Analyst and is a member of both the Financial Analysts Society of Central Florida and the Association for Investment Management and Research. Mr. Van Dyke has served on the board of directors of Barneys New York, Inc. since 1999 and Buckhead America Corporation since 1997.

         LLOYD I. MILLER has served as Director of the Parent since October 2002. Mr. Miller is an independent investor and currently serves as a director of Aldila, Inc., Stamps.com, Celeritek Inc., and Dynabazaar. He is a member of the Chicago Board of Trade and the Chicago Stock Exchange, and is a Registered Investment Advisor.

         JAMES DONDERO has served as Director of the Parent since October 2002. Mr. Dondero has served as President of Highland Capital Management, L.P., a registered investment advisor specializing in credit and special situation investing, since 1993. Mr. Dondero currently serves as a director of NeighborCare, Inc., Hedstrom, Audio Visual Corporation and Motient Corporation.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The members of the Audit Committee are Messrs. Goldsmith, Miller and Steele, all of whom are independent directors. The Board of Directors has determined that each of Messrs. Goldsmith, Miller and Steele qualify as an "audit committee financial expert" as that term is defined in Section 401 of Regulation S-K.

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

         Based solely on a review of the copies of such reports received by us with respect to fiscal 2003, or written representations from certain reporting persons, to the best of our knowledge, the Parent believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2003.

CODE OF ETHICS

         In 2004, the Parent adopted the American Banknote Corporation Code of Business Conduct and Ethics (the "Code of Ethics"), a code that applies to the Board of Directors, Chief Executive Officer, Chief Financial Officer, and other financial professionals. The Code of Ethics is publicly available on our website at www.americanbanknote.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to any person covered by the Code, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

     See Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     See Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for Items 11, 12 and 13, is incorporated herein by reference to the Amendment to this Annual Report on Form 10-K to be filed no later than April 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         Ehrenkrantz Sterling & Co. L.L.C. ("Ehrenkrantz") billed the Parent an aggregate of $275,000 for professional services rendered by them for the audit of the Parent's annual consolidated financial statements for 2003, and reviews of the interim consolidated financial statements included in the Parent's Form 10-Q's filed during 2003. Ehrenkrantz billed the Parent an aggregate of $231,850 for professional services rendered by them for the audit of the Parent's annual consolidated financial statements for 2002 and, reviews of the interim consolidated financial statements included in the Parent's Form 10-Q's filed during 2002.

AUDIT-RELATED FEES

         Ehrenkrantz billed the Parent $9,000 in the aggregate in each of 2003 and 2002 for assurance-related services rendered by Ehrenkrantz in connection with the audit of the Company's pension plan.

         No other fees were billed by Ehrenkrantz with respect to 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS.

         The policy of the Audit Committee of the Parent is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved all audit and audit-related fees described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report on Form
10-K:

         1. The following consolidated financial statements are included as follows:

              Independent Auditors' Report                                   F-1

              Consolidated Balance Sheets as of December 31, 2003 and
                December 31, 2002 (Successor Company)                        F-2

              Consolidated Statement of Operations for the twelve months ended December 31, 2003, (Successor Company) the three
                 months ended December 31, 2002 (Successor Company),
                 the nine months ended September 30, 2002 (Predecessor
                 Company), and the year ended December 31, 2001
                 (Predecessor Company)                                       F-4

              Consolidated Statement of Cash Flows for the for the
                 twelve months ended December 31, 2003 (Successor
                 Company), the three months ended December 31, 2002
                 (Successor Company), the nine months ended September
                 30, 2002 (Predecessor Company), and the year ended
                 December 31, 2001 (Predecessor Company)                     F-5

              Consolidated Statement of Stockholders' Deficit and
                 Comprehensive Income for the for the twelve
                 months ended December 31 2003 (Successor Company), the
                 three months ended December 31, 2002 (Successor Company),
                 the nine months ended September 30, 2002 (Predecessor
                 Company), and the year ended December 31, 2001
                 (Predecessor Company)                                       F-6

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

(b)      Reports on Form 8-K

         None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Banknote Corporation
New York, New York

         We have audited the accompanying consolidated balance sheets of American Banknote Corporation, a Delaware corporation and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) and comprehensive income for the year ended December 31, 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company), and the year ended December 31, 2001 (Predecessor Company). Our audit also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Banknote Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company), and the year ended December 31, 2001 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's results for the year ended December 31, 2003, along with insufficient funding sources to satisfy its indebtedness (absent a restructuring of its Senior Notes due January 31, 2005), continue to raise substantial doubt as to its ability to continue as a going concern at December 31, 2003. Management's plans in regard to these matters are discussed in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrenkrantz Sterling & Co., L.L.C.

Livingston, New Jersey
March 19, 2004

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                December 31,
                                                                            2003           2002
                                                                       (Successor Co)  (Successor Co)
                                                                       --------------  --------------
ASSETS
Current assets
    Cash and cash equivalents                                            $   9,101       $  10,769
    Accounts receivable, net allowance for doubtful
       accounts of $1,249 in 2003 and $1,120 in 2002                        26,922          24,714
    Inventories, net of allowances of $314 in 2003 and $594 in 2002         24,752          16,491
    Prepaid expenses and other                                               3,745           4,184
    Deferred tax assets                                                      2,244           1,712
                                                                         ---------       ---------
                   Total current assets                                     66,764          57,870
                                                                         ---------       ---------

Property, plant and equipment
    Land                                                                     2,179           1,835
    Buildings and improvements                                               9,865           8,183
    Machinery, equipment and fixtures                                      101,586          82,501
    Construction in progress                                                    34              46
                                                                         ---------       ---------
                                                                           113,664          92,565
    Accumulated depreciation and amortization                              (60,379)        (42,427)
                                                                         ---------       ---------
                                                                            53,285          50,138
                                                                         ---------       ---------

Other assets                                                                 3,322           5,121

Investment in non-consolidated subsidiaries                                  6,075           5,035

Goodwill                                                                    72,121          99,587

                                                                         ---------       ---------
                                                                         $ 201,567       $ 217,751
                                                                         =========       =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                            December 31,
                                                                                        2003           2002
                                                                                   (Successor Co)  (Successor Co)
                                                                                   --------------  --------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Current portion of long-term debt                                                 $  59,943       $   3,186
    Revolving credit facilities of subsidiaries                                           3,833           1,933
    Accounts payable and accrued expenses                                                44,748          38,787
                                                                                      ---------       ---------
                  Total current liabilities                                             108,524          43,906
                                                                                      ---------       ---------

Long-term debt, less current portion                                                    100,667         138,265

Other long-term liabilities                                                              13,440          16,921

Deferred taxes                                                                            2,196           1,858

Minority interest                                                                        24,217          25,582
                                                                                      ---------       ---------

                  Total liabilities                                                     249,044         226,532
                                                                                      ---------       ---------

Commitments and Contingencies

Stockholders'  equity (deficit)
    Common Stock, par value $.01 per share, authorized
       20,000,000 shares, issued 11,828,571 shares at December 31, 2003 and 2002            118             118
    Capital surplus                                                                      20,893          20,893
    Retained deficit                                                                    (86,013)        (39,431)
    Treasury stock, at cost (57,756 shares at December 31, 2003 and 2002)                  (103)           (103)
    Accumulated other comprehensive income                                               17,628           9,742
                                                                                      ---------       ---------
                  Total stockholders' deficit                                           (47,477)         (8,781)
                                                                                      ---------       ---------
                                                                                      $ 201,567       $ 217,751
                                                                                      =========       =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                                     (Successor Co)                (Predecessor Co)
                                             ----------------------------   -----------------------------
                                                Year         Three Months    Nine Months        Year
                                                Ended           Ended           Ended           Ended
                                             December 31,    December 31,   September 30,    December 31,
                                                 2003            2002            2002            2001
                                             ------------    ------------   -------------    ------------
CONTINUING OPERATIONS
Sales                                         $ 222,625       $  48,388       $ 153,888       $ 220,964
                                              ---------       ---------       ---------       ---------

   Cost and expenses
   Cost of goods sold                           171,167          36,673         110,485         164,393
   Selling and administrative                    34,553           5,946          22,534          31,247
   Restructuring                                    933              79           1,829               -
   Goodwill and asset impairment                 42,668          47,435          25,383           2,482
   Depreciation and amortization                 12,658           2,454           5,958          10,175
                                              ---------       ---------       ---------       ---------
                                                261,979          92,587         166,189         208,297

   Operating income (loss)                      (39,354)        (44,199)        (12,301)         12,667

Other expense (income)
   Post retirement plan curtailment gain           (334)         (5,001)              -               -
   Interest expense                              12,942           2,795          10,087          13,519
   Gain on senior note repurchases               (3,393)              -                                      -               -
   Other, net                                    (1,122)            (91)            630             355
                                              ---------       ---------       ---------       ---------
                                                  8,093          (2,297)         10,717          13,874

Loss before reorganization items,
   taxes on income and minority interest        (47,447)        (41,902)        (23,018)         (1,207)

Reorganizations (income) expense
   Fresh-Start adjustments                            -               -        (223,185)              -
   Reorganization costs                             360             (30)          1,160             127
                                              ---------       ---------       ---------       ---------
                                                                    (30)       (222,025)            127

Income (loss) before taxes on income
   and minority interest                        (47,807)        (41,872)        199,007          (1,334)

Taxes on income                                   4,249           4,976           2,934           2,725
                                              ---------       ---------       ---------       ---------

Income (loss) before minority interest          (52,056)        (46,848)        196,073          (4,059)

Minority interest                                (5,474)         (7,417)         24,666           1,395
                                              ---------       ---------       ---------       ---------

Income (loss) from continuing operations        (46,582)        (39,431)        171,407          (5,454)

EXTRAORDINARY ITEMS
   Gain on forgiveness of debt                        -               -          91,364               -
   Loss on debt reinstatement                         -               -          (1,844)              -
                                              ---------       ---------       ---------       ---------
                                                      -               -          89,520               -
                                              ---------       ---------       ---------       ---------
NET INCOME (LOSS)                             $ (46,582)      $ (39,431)      $ 260,927       $  (5,454)
                                              =========       =========       =========       =========

Net loss per common share -
   Basic and Diluted (1)
Continuing operations                         $   (3.96)      $   (3.35)         N/A             N/A
Extraordinary items                                   -               -          N/A             N/A
                                              ---------       ---------       ---------       ---------
                Net loss                      $   (3.96)      $   (3.35)         N/A             N/A
                                              =========       =========       =========       =========

(1) Per share amounts are not shown for the Predecessor Company due to non-comparability.

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

                                                                  (Successor Co)                 (Predecessor Co)
                                                           ----------------------------   -----------------------------
                                                              Year         Three Months    Nine Months        Year
                                                              Ended           Ended           Ended           Ended
                                                           December 31,    December 31,   September 30,    December 31,
                                                              2003            2002            2002            2001
                                                           ------------    ------------   -------------    ------------
Operating Activities
Net income (loss)                                           $ (46,582)      $ (39,431)      $ 260,927       $  (5,454)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
   Gain on repurchase of Senior Notes                          (3,393)              -               -               -
   Fresh-Start adjustments                                          -               -        (223,185)              -
   Extraordinary item - Gain on Forgiveness of Debt                 -               -         (91,364)              -
   Extraordinary item - Loss on debt reinstatement                  -               -           1,844
   Depreciation and amortization                               12,658           2,454           5,958          10,527
   Goodwill and asset impairments                              42,668          47,435          25,383           2,482
   Post retirement plan curtailment gain                         (334)         (5,001)              -               -
   Accrued pay in kind interest on Senior Notes                 9,563           2,400           6,778           8,249
   (Gain) loss on sale of assets                                  142             (12)           (550)              -
   Deferred taxes                                                (254)          3,974          (1,017)         (1,463)
   Minority interest                                           (5,474)         (7,417)         24,666           1,395
   Bad debt recovery                                             (372)              -               -               -
   Other                                                         (526)             64             395            (282)
Changes in operating assets and liabilities
   Accounts receivable                                          3,338          (3,002)          7,168          (2,846)
   Inventories                                                 (4,741)            385          (1,763)            645
   Prepaid expenses and other                                     705             482             425             184
   Accounts payable and accrued expenses                          352          (1,855)           (202)           (972)
   Pre-petition liabilities subject to compromise                   -               -               -            (365)
   Post-petition liabilities of Parent                              -               -               -            (825)
   Other liabilities                                           (1,579)             87          (3,749)           (512)
                                                            ---------       ---------       ---------       ---------
Net cash provided by operating activities                       6,171             563          11,714          10,763
                                                            ---------       ---------       ---------       ---------

Investing Activities
   Capital expenditures                                        (5,350)         (1,974)         (5,419)         (8,940)
   Proceeds from sale of assets and subsidiary                      4              12             550               -
                                                            ---------       ---------       ---------       ---------
Net cash used in investing activities                          (5,346)         (1,962)         (4,869)         (8,940)
                                                            ---------       ---------       ---------       ---------

Financing Activities
   Revolving credit facilities, net                             1,151             102          (2,808)          3,658
   Payments of long-term debt, net                                (42)            (16)            (36)         (2,820)
   Repurchase of Senior Notes                                  (2,929)              -               -               -
   Dividend to minority shareholder                            (1,139)           (355)           (979)           (966)
                                                            ---------       ---------       ---------       ---------
Net cash used in financing activities                          (2,959)           (269)         (3,823)           (128)
                                                            ---------       ---------       ---------       ---------

Effect of foreign currency exchange rate changes on
   cash and cash equivalents                                      466             332            (657)           (233)
Increase (decrease) in cash and cash equivalents               (1,668)         (1,336)          2,365           1,462
Cash and cash equivalents - beginning of period                10,769          12,105           9,740           8,278
                                                            ---------       ---------       ---------       ---------
Cash and cash equivalents - end of period                   $   9,101       $  10,769       $  12,105       $   9,740
                                                            =========       =========       =========       =========

Supplemental disclosures of cash flow information
   Taxes                                                    $   4,700       $   1,300       $   3,200       $   3,000
   Interest                                                     2,900             500           2,100           4,200
   Reorganization items                                           446             555             325           1,050

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

                                                                                                     Accumulated
                          Preferred                                                                      Other
                        Stock Series     Common     Capital   Comprehensive    Retained    Treasury  Comprehensive  Total (Deficit)
                             B           Stock      Surplus        Loss        Deficit      Stock    Income (Loss)       Equity
                        ------------   ---------   ---------  -------------   ----------  ---------- -------------  ---------------
Balance -
  January 1, 2001
(Predecessor Company)     $      24    $     278   $  82,525                  $(191,883)  $  (1,285)   $ (38,279)      $(148,620)

Net loss - 2001                                                 $  (5,454)       (5,454)                                  (5,454)

Minimum
  Pension Liability                                                  (210)                                  (210)           (210)

Currency Translation
  Adjustment                                                       (7,249)                                (7,249)         (7,249)
                                                                ---------
Total Comprehensive
  Loss                                                          $ (12,913)
                          ---------    ---------   ---------    =========     ---------   ---------    ---------       ---------
Balance December 31,
  2001 (Predecessor
  Company)                       24          278      82,525                   (197,337)  $  (1,285)     (45,738)       (161,533)

Net loss  - Nine
  Months                                                        $ (28,585)      (28,585)                                 (28,585)

Currency Translation
  Adjustment                                                      (19,396)                               (19,396)        (19,396)
                                                                ---------

Total Comprehensive
  Loss                                                          $ (47,981)
                          ---------    ---------   ---------    =========     ---------   ---------    ---------       ---------
Balance
  September 30, 2002
  (Predecessor
  Company)                       24          278      82,525                   (225,922)     (1,285)     (65,134)       (209,514)

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)-(continued)
(Dollars in thousands)

                                                                                                     Accumulated
                          Preferred                                                                      Other
                        Stock Series     Common     Capital   Comprehensive    Retained    Treasury  Comprehensive  Total (Deficit)
                             B           Stock      Surplus        Loss        Deficit      Stock    Income (Loss)       Equity
                        ------------   ---------   ---------  -------------   ----------  ---------- -------------  ---------------
Recapitalization and
  Fresh Start
  Adjustments

Cancel Old shares               (24)        (278)                                                                           (302)

  Issue New Common
  Shares                                     118                                                                             118

Fresh Start
  Adjustments                                        (61,643)                   225,922       1,182       65,134         230,595
                          ---------    ---------   ---------                  ---------   ---------    ---------       ---------

Balance
at October 1, 2002
  (Successor Co)                  -          118      20,882                          -        (103)           -          20,897

Net loss - Three
  Months                                                        $ (39,431)      (39,431)                                 (39,431)

Currency Translation
  Adjustment                                                        9,742                                  9,742           9,742
                                                                ---------

Total Comprehensive
  Loss                                                          $ (29,689)
                                                                =========

Issuance of shares
  from rights offering                                    11                                                                  11
                          ---------    ---------   ---------                  ---------   ---------    ---------       ---------

Balance at December
  31, 2002 (Successor
  Co)                     $       -    $     118   $  20,893                  $ (39,431)  $    (103)   $   9,742       $  (8,781)

Net loss - 2003                                                 $ (46,582)      (46,582)                                 (46,582)

Currency Translation
  Adjustment                                                        7,886                                  7,886           7,886
                                                                ---------

Total Comprehensive
  Loss                                                          $ (38,696)
                          ---------    ---------   ---------    =========     ---------   ---------    ---------       ---------
Balance at December
  31, 2003                $       -    $     118   $  20,893                  $ (86,013)  $    (103)   $  17,628       $ (47,477)
                          =========    =========   =========                  =========   =========    =========       =========

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

            The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), its domestic operating subsidiary, American Bank Note Ltda. ("ABNB"), a 77.5% owned Brazilian company, ABN Australasia Limited, trading as Leigh-Mardon Pty. Ltd. ("LM"), a 90% owned Australian company with an operating subsidiary in New Zealand, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

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

            On October 1, 2002, all conditions required for the effectiveness of the Plan were achieved and the Plan became effective (the "Effective Date"). On the Effective Date, the Parent cancelled all shares of its old preexisting common stock and preferred stock, and commenced the issuance of its new common stock, $.01 par value per share ("Common Stock"), and certain additional rights, warrants and options entitling the holders thereof to acquire Common Stock, in the amounts and on the terms set forth in the Plan.

            None of the Parent's subsidiaries was or has ever been a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding. As a result, during the Parent's reorganization, each one of the subsidiaries continued to operate its respective business in the normal course, on a stand-alone basis.

Fresh-Start Reporting

            In accordance with the AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting ("Fresh Start") as of September 30, 2002. The Company recorded the effects of the Plan and Fresh Start as of October 1, 2002 which was the Effective Date of the Plan. Under Fresh Start, a new reporting entity (the "Successor Company" or the "Reorganized Company") is deemed to be created as a result of a change in control of ownership. SOP 90-7 requires, among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their reorganization value ("Reorganization Value"), which is defined as the fair value at the Effective Date, in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Staff Accounting Bulletin No. 54. The reorganized values were accordingly recorded on the books and records of the subsidiary companies. Any portion of the Reorganized Company's assets not attributed to specific tangible or identified intangible assets of the Reorganized Company were identified as Reorganization Value in excess of amounts allocable to identified assets and were classified as goodwill ("Goodwill"). This Goodwill is periodically reviewed and measured for impairment on an annual basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill of the Company was $72.1 million and $99.6 million at December 31, 2003 and December 31, 2002, respectively. The change in Goodwill between periods was due to a remeasurement of the value of the Parent's subsidiaries resulting in an impairment of approximately $42.6 million partly offset by a foreign currency translation gain of approximately $15.1 million, in accordance with SFAS No. 52.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Effective Date was October 1, 2002 and, as a result, Fresh Start was adopted on September 30, 2002. In addition to restating assets and liabilities at their Reorganization Value, the Predecessor Company's accumulated deficit, including accumulated foreign currency translation adjustments totaling $289.6 million, was eliminated and the capital structure was recast in conformity with the Plan. The adjustments to eliminate this accumulated deficit consisted of a $91.4 million extraordinary gain on the forgiveness of debt of which $91 million was converted into Common Stock and $0.4 million represented discounts negotiated with various unsecured creditors, and a $223.2 million Fresh Start gain with a corresponding $23.2 million charge related to ABNB's minority interest holder's share of the valuation based upon the reorganization value of the Successor Company. These gains were partly offset by a $1.8 million extraordinary loss resulting from the reinstatement of the Senior Secured Notes and the exchange of the 11 5/8% Notes for Senior Secured Notes inclusive of all accrued interest and consent premiums which were paid or accrued in kind.

      As a result of the Company's adoption of Fresh Start, reporting for the Reorganized Company for the year ended December 31, 2002 reflects the financial results of operations and cash flows of the Successor Company for the three month period ended December 31, 2002 and those of the pre-reorganization Company (the "Predecessor Company") for the nine month period ended September 30, 2002. As a result of the application of Fresh Start, the complete financial statements for the periods after reorganization are not comparable to the financial statements for the periods prior to reorganization.

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

Use of Estimates

         The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited, to the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, fixed asset and investment impairment charges, facilities lease losses and other charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ from these estimates.

Comprehensive Income

         The Company applies FASB Statement No. 130, "Reporting Comprehensive Income. "This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

Foreign Currency Translation

         The financial statements of foreign subsidiaries have been translated into US Dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statement of operations of transaction gains and losses is insignificant in 2003.

Concentration of Business and Credit Risk

         The Company extends credit to its customers, principally on a net 30 to 45 day basis depending upon the subsidiaries' policies in effect where the Company conducts business. In some instances the Company may require collateral based on evaluations of customers' financial condition and credit history.

         The Company derived a significant amount of its revenues, operating income and cash flows from security printing sales of such products as bank checks, stock and bond certificates and USDA food coupons. The continued trend toward electronic commerce, electronic payment systems and benefits may result in lower sales, operating income and cash flow from these product lines. This risk has been further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001, which granted approval to the NYSE to change its

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

physical format requirements for stock and bond certificates (the "Rule Change"). The Rule Change eliminated the NYSE's Listed Company Manual's requirements pertaining to certificate printing and appearance, and retained only the requirements specifying content. As a result, those requirements no longer mandate the use of intaglio printing or the inclusion of a vignette on the face of the certificate. In addition, the recent movement by many large companies towards paperless electronic transaction settlement could have a further impact on volume reduction in stock and bond certificates. These mature products have been partly replaced by secure distribution programs such as the US Postal Service Stamps on Consignment Program.

         In the third quarter of 2002 verbal notification was given by the USDA that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN. Gross margins from this product line were $4 million in 2002 and 2001 and $3.7 million in 2000.

         In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course of business billed the USDA approximately $1.5 million in accordance with the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. ABN believes it has fully complied with all terms under such contract. However, pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 101, the Company has not as of this date recognized any of the revenue on these services as a result of the USDA's rejection of ABN's claim. On March 19, 2004 ABN filed a complaint before the USDA Board of Contract Appeals, seeking a judgment in the amount of $1.5 million plus interest thereon.

         Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil, Australia and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. Additionally, the privatization and sale of Brazil's national telephone company, has created several smaller phone companies, which has resulted in greater pricing sensitivity. In addition, there are several smaller local competitors in Brazil who have manufacturing and service capabilities in certain transaction cards and systems (including driver's license programs) and have therefore created additional competitive pricing pressures. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

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

Depreciation and Amortization

         Property, plant and equipment is recorded at cost prior to the Effective Date, October 1, 2002 (Predecessor Company), and depreciated by the straight-line method over the assets estimated useful lives of 3 to 20 years. Amortization of leasehold improvements is computed by the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter. In 2002, in accordance with SOP 90-7, the Company has implemented Fresh Start reporting and reevaluated the fair market value of certain assets and liabilities as of the Effective Date, October 1, 2002 (Successor Company). Based upon this reevaluation, the Company revalued its property plant and equipment in 2002, increasing it by $14.2 million based upon independent appraisals.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

         Patents and certain other intangibles are amortized over their useful lives. Beginning in 2002 and in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), Goodwill is reviewed for impairment on an annual basis. Goodwill was amortized over periods ranging from 20 to 30 years using the straight-line method. As a result of the adoption of SFAS 142 in 2002, the non-amortization of Goodwill had the effect of increasing the Company's income by approximately $2.2 million. In October 2002, in accordance with SOP 90-7, the Company implemented Fresh Start reporting and recorded any portion of the fair value of the Reorganized Company's assets that was not attributed to specific tangible or identified assets as Goodwill. The balance of Goodwill at December 31, 2003 and 2002 after performing the annual impairment test in accordance with SFAS 142 was $72.1 million and $99.6 million, respectively.

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share Computations

         Amounts used in the calculation of basic and diluted per share amounts follow:

                                                                     Year       Three Months
                                                                    Ended          Ended
                                                                 December 31,   December 31,
                                                                     2003           2002
                                                                 ------------   ------------
                                                                         Successor Co
Numerator for loss from continuing operations                      $(46,582)      $(39,431)
Denominator for per share computations
Weighted average number of shares outstanding (in thousands):
Common Stock                                                         11,771         11,771

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

Stock Based Compensation Plans

         As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans, the Company elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company elected the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted. The options were granted with an exercise price of $2.50 which is substantially higher than the negligible trading market price of the New Common Stock. The Company has determined that this factor combined with the thinly traded public float of the New Common Stock results in an insignificant value and therefore there is no proforma compensation to be measured.

         In 2002 the Parent granted 780,000 Management Options which are currently two-thirds vested, 88,531 Consultant Options and 177,061 Equity Options which are both totally vested. All options were granted at an exercise price of $2.50 per share. No options were granted in 2003. At the date of grant, the expiration date of the options was 10 years and currently the remaining contractual life of the options is approximately 8.75 years.

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

Recent Accounting Pronouncements

         SFAS 150 - In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption of SFAS 150 in the third quarter of 2003 did not have a material impact on the Company's results of operations or financial position.

         SFAS 132(R) - In December 2003, the FASB issued SFAS 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of this Statement do not change the measurement and recognition provisions of SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 132(R) replaces SFAS 132 and adds disclosures of plan assets by category, investment policies and strategies for these categories, estimated future benefit payments and contributions and improves quarterly disclosures. This statement is effective for financial statements with fiscal years ending after December 15, 2003, except for the disclosure of estimated future benefit payments which is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company adopted the provisions of this statement in 2003.

         FIN 46 - In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (revised December 2003), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity. VIEs are entities that lack sufficient equity to finance its activities without additional subordinated financial support or whose equity investors do not have the characteristics of a controlling financial interest. All VIEs, with which the Company is involved, must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The provisions of FIN 46 must be applied to all entities subject to this Interpretation in the first quarter of 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46 does not have a material effect on the Company's results of operations or financial position.

         FIN 45 - In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 is principally a clarification and elaboration of SFAS No. 5, Accounting for Contingencies under which companies were required to recognize a liability when it became likely that the company would have to honor its guarantee. FIN 45 adds disclosures required by the guarantor about its obligations under guarantees it has issued. The disclosure requirements in FIN 45 are effective for annual and interim periods ending after December 15, 2002. It also requires a guarantor to recognize a liability for certain guarantees, at the inception of a guarantee, for the fair value of the obligations it as assumed, even if it is not probable that payments will be required. The initial recognition and measurement provisions of FIN 45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

         SFAS 144 - In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The effect of SFAS 144 has been recorded in the financial statements but did not have a material effect on the Company's financial position, results of operations, or liquidity.

         SFAS 146 - In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after September 30, 2002. The effect of SFAS 146 has been recorded in the financial statements but did not have a material effect on our consolidated financial position, results of operations or liquidity.

         SFA 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's results for the year ended December 31, 2003, along with insufficient funding sources to satisfy its indebtedness (absent a restructuring of its Senior Notes due January 31, 2005), continue to raise substantial doubt as to its ability to continue as a going concern at December 31, 2003.

The Parent is a holding company and has no significant assets or operations but does have on its balance sheet $100 million of Senior Notes due January 31, 2005. Accordingly, its ability to service its debt depends upon the future performance of its subsidiaries. There can be no assurance that the Company will have sufficient liquidity on an overall basis to meet its future operating needs, and it is highly unlikely that, based upon the current and anticipated future cash flows generated from operations, the Parent will be able to repay its Senior Notes upon the January 31, 2005 maturity date. This factor, combined with the Company's limited access to capital and financial markets to refinance the Senior Notes, is highly likely to require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. However, because each of the Parent's subsidiaries is a self-funded stand-alone entity, it is anticipated that each subsidiary, with the exception of LM will continue to operate its business in the normal course, on a stand-alone basis, irrespective of any restructuring of the Parent. For a discussion of LM see
Note V.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 December 31,   December 31,
                                                                                ------------- ----------------
                                                                                    2003            2002
                                                                                ------------- ----------------
                                                                                Successor Co) (Predecessor Co)
NOTE C - Inventories

           Finished goods                                                          $   773         $   613
           Work-in-process                                                          10,559           7,294
           Raw material and supplies (net of allowances of $314 and $594)           13,420           8,584
                                                                                   -------         -------
                                                                                   $24,752         $16,491
                                                                                   =======         =======

NOTE D - Accounts Payable and Accrued Expenses

           Accounts payable - trade                                                $15,822         $13,785
           Accrued expenses                                                          8,088           9,423
           Bank of Lithuania                                                         1,723               -
           Salaries and wages                                                       12,155           9,781
           Customers' advances                                                       2,031           1,353
           Lease obligations                                                           541           1,347
           Accrued interest                                                          2,152           1,143
           Dividend payable to minority interest owner                                 152             115
           Other                                                                     2,084           1,840
                                                                                   -------         -------
                                                                                   $44,748         $38,787
                                                                                   =======         =======
NOTE E - Other Long Term Liabilities

           Post-retirement benefit obligations                                     $ 6,570         $ 6,665
           Provision for tax assessments                                             3,402           3,410
           Lease obligations                                                         2,666           3,700
           Bank of Lithuania                                                             -           1,551
           Other long-term employee benefits                                           597           1,112
           Other                                                                       205             483
                                                                                   -------         -------
                                                                                   $13,440         $16,921
                                                                                   =======         =======

NOTE F - Other, Net

                                     Year Ended            Three Months            Nine Months            Year Ended
                                    December 31,           December 31,           September 30,          December 31,
                                        2003                   2002                   2002                   2001
                                   (Successor Co)         (Successor Co)        (Predecessor Co)       (Predecessor Co)
                                   --------------         --------------        ----------------       ----------------
(Gain) loss on asset sales                142                 $(12)                  $ (550)                 $  -
Other (income) expense, net           $(1,264)                $(79)                  $1,180                  $355
                                      -------                 ----                   ------                  ----
                                      $(1,122)                $(91)                  $  630                  $355
                                      =======                 ====                   ======                  ====


NOTE G - Restructuring

         In the first quarter of 2002, LM announced a restructuring program for the purpose of consolidating its check manufacturing operations. As a result, approximately 80 employees were terminated at one of its manufacturing facilities. This resulted in a total restructuring charge of $1.9 million of which $1.4 million was paid in the first quarter of 2002, $0.3 million in the second quarter of 2002 and $0.1 million in the third and fourth quarters of 2002, respectively. The cost resulting from this restructuring was recovered within one year from its execution.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the first quarter of 2003, in light of the significant contraction in stock and bond and food coupon volume reductions, ABN consolidated its Philadelphia operations into its Tennessee operation, thereby placing all of ABN's manufacturing operations within a single location, resulting in the termination of approximately 50 employees. Accordingly, ABN recorded a one-time restructuring charge of $0.9 million related primarily to employee terminations. In addition, one-time costs related to plant wind down and equipment relocation were approximately $1.0 million and $0.1 million, respectively and were funded through internal cash flow and expensed as incurred and have been included in cost of goods sold in accordance with SFAS 146. It is contemplated that the total costs resulting from this restructuring will be recovered within one year from its execution. Additionally, in the third quarter of 2003, ABN consolidated its two secure satellite storage and distribution facilities into a single facility.

NOTE H - Goodwill and Asset Impairment

         The Goodwill and asset impairment charge of $42.7 million in 2003, represents the remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions which resulted in a $42.6 million impairment charge in the fourth quarter of 2003 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". In addition, an impairment provision of $1.2 was million established in the fourth quarter of 2003 for certain non-performing assets at LM. These charges were partly offset by a $1.1 million recovery at ABN in the third quarter of 2003 resulting from a favorable settlement on its lease with the landlord of its idle Chicago facility.

         A review by the Parent of valuation multiples based on prevailing market conditions which existed for the three months ended December 31, 2002 (Successor Company) resulted in an impairment charge of $47.4 million of which $33.2 million related to ABNB and $14.2 million related to ABN.

         With respect to the Predecessor Company, the Company performed several impairment tests resulting in significant write-downs. Goodwill and other asset impairments for the nine months ended September 30, 2002 (Predecessor Company) totaled $25.4 million. This charge consisted of a $25.2 million write-down in Goodwill at LM based on the Parent's assessment of LM's net assets and a $0.2 million reserve with respect to the carrying value of certain equipment at ABN associated with the USDA food coupon contract.

         In 2001 the Company took a Goodwill and asset impairment charge of $2.5 million, which represented the $1.9 million write down of the balance of Goodwill on the books of Transtex, the Company's Argentine subsidiary, as a result of operating losses and the economic uncertainties in that country and $0.6 million related to ABN's write down of the carrying value of certain equipment and leases related to its exit from the currency business.

NOTE I - Reorganization Costs

         Reorganization costs represent administrative expenses incurred under the Plan and consist of the following:

                            Year        Three Months      Nine Months          Year
                           Ended           Ended            Ended             Ended
                        December 31,    December 31,     September 30,     December 31,
                            2003            2002             2002              2001
                       (Successor Co)  (Successor Co)  (Predecessor Co)  (Predecessor Co)
                       --------------  --------------  ----------------  ----------------
Legal                     $    93         $   (30)         $   997           $   104
Investment advisors           234               -                -                 -
Trustee fees                   33               -               35                20
Printing and mailing            -               -               62                 3
Information agent               -               -               66                 -
                          -------         -------          -------           -------
                          $   360         $   (30)         $ 1,160           $   127
                          =======         =======          =======           =======

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - Comprehensive Income (Loss)

         The accumulated comprehensive income (loss) for the year ended December 31, 2003, (Successor Company) three months ended December 31 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company) and year ended December 31, 2001 (Predecessor Company) consists of:

                                                       Year        Three Months      Nine Months          Year
                                                      Ended           Ended            Ended             Ended
                                                   December 31,    December 31,     September 30,     December 31,
                                                       2003            2002             2002              2001
                                                  (Successor Co)  (Successor Co)  (Predecessor Co)  (Predecessor Co)
                                                  --------------  --------------  ----------------  ----------------
Minimum pension liability                            $    -           $    -          $ (1,543)         $ (1,543)
Cumulative currency translation adjustments           7,886            9,742           (63,591)          (44,195)
                                                     ------           ------          --------          --------
Total accumulated comprehensive income (loss)        $7,886           $9,742          $(65,134)         $(45,738)
                                                     ======           ======          ========          ========

         No tax benefits were recorded as realization of future tax benefits are not assured, due to the Parent's and domestic subsidiaries' earnings history.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - Income Taxes

         The Parent files a US consolidated federal income tax return, which includes its domestic subsidiaries.

         Deferred income taxes arise from differences between the tax basis of assets and liabilities, and their amounts in the balance sheet.

     Taxes on income for the year ended December 31, 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company) and the year ended December 31, 2001 (Predecessor Company) are as follows:

                         Year Ended       Three Months      Nine Months        Year Ended
                        December 31,         Ended              Ended          December 31,
                           2003               2002              2002              2001
                       (Successor Co)    (Successor Co)   (Predecessor Co)   (Predecessor Co)
                       --------------    --------------   ----------------   ----------------
Current
  Foreign                $ 4,439            $   590           $ 4,664            $ 4,227
  State and local             50                (49)              107                100
                         -------            -------           -------            -------
                           4,489                541             4,771              4,327
Deferred
  Foreign                   (240)             4,435            (1,542)              (420)
  State and local              -                  -              (295)            (1,182)
                         -------            -------           -------            -------
                            (240)             4,435            (1,837)            (1,602)
                         -------            -------           -------            -------
                         $ 4,249            $ 4,976           $ 2,934            $ 2,725
                         =======            =======           =======            =======

         A reconciliation of taxes on income (benefit) using the US federal income tax statutory rate of 35% to the Company's effective tax rate is as follows:

                                                             Year Ended       Three Months     Nine Months       Year Ended
                                                            December 31,         Ended            Ended          December 31,
                                                                2003              2002             2002              2001
                                                           (Successor Co)    (Successor Co)  (Predecessor Co)  (Predecessor Co)
                                                           --------------    --------------  ----------------  ----------------
Statutory tax (benefit) at U.S. rate                         $(16,732)         $(14,655)        $ 69,652          $   (467)
Difference between federal and foreign statutory rates            408               309              296               (23)
Non-deductible goodwill, including impairment
   and Fresh Start                                             16,338            15,977          (69,564)            1,694
Reversal of Australia net operating losses                         --             5,128                -                 -
Brazil dividend deduction                                      (1,240)             (538)          (1,479)           (1,071)
US tax on foreign deemed dividends                                127               183              133              (201)
US tax on Brazil unrepatriated earnings                         2,824               429            1,180             1,776
Foreign withholding taxes, net of federal benefit                 280               (47)            (189)             (239)
State and local income taxes, net of federal benefit               33                57               75               647
Other non-deductible expenses                                      46              (510)           1,041               799
Change in valuation allowance                                   2,165            (1,357)           1,789              (190)
                                                             --------          --------         --------          --------
                                                             $  4,249          $  4,976         $  2,934          $  2,725
                                                             ========          ========         ========          ========

         As a result of the continued operating losses at LM, the Company evaluated in the year ended December 31, 2003 and the three months ended December 31, 2002 (Successor Company) the realizability of LM's net operating loss carryforwards ("NOLs") and determined that it was more likely than not that they would not be utilized. Accordingly, the Company established a full valuation allowance for these NOLs.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - Income Taxes (continued)

         Pursuant to the August 22, 2002 confirmation of the Plan, the valuation of the Company's reorganized equity was $85 million. The total discharge of indebtedness that was exchanged for this equity was $110.3 million. The difference between the discharge of creditor claims and the fair value of equity received of approximately $25.3 million is considered for US federal income tax purposes to be a cancellation of indebtedness ("COD"). However, the COD is not included in income when the discharge of indebtedness is accomplished pursuant to a plan approved by a court in a case under the United States Bankruptcy Code. Instead, the amount of discharged indebtedness that would otherwise have been required to be included in taxable income was applied to reduce certain tax attributes of the Company. The first tax attribute to be reduced was the Company's NOLs and, since there were sufficient NOLs to offset this taxable income, the Company did not need to reduce any of its other tax attributes.

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

         After adjusting for COD, the Company's US domestic consolidated NOLs at December 31, 2003 were approximately $66.8 million, which are scheduled to expire as follows: $36.6 million, $5.3 million, $6.1 million, $7.6 million and $11.2 million in 2019, 2020, 2021, 2022 and 2023 respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - Income Taxes (continued)


         Tax effects of items comprising the Company's deferred income tax assets and liabilities are as follows:

                                                                    December 31,
                                                          ------------------------------
                                                             2003             2002
                                                          (Successor Co)   (Successor Co)
                                                          --------------   --------------
Current deferred tax assets
Inventory obsolescence                                      $    558        $    615
Uniform capitalization of inventory                              210             114
Bad debt provision                                               197             129
Lease obligations                                                415             842
Pension and post retirement benefit obligations                1,839             387
Vacation, severance and deferred pay provisions                  432             554
Litigation and other contingent provisions                     1,143           1,104
Other                                                            960             697
Valuation  allowance                                          (3,510)         (2,730)
                                                            --------        --------
Total current deferred tax assets                              2,244           1,712
                                                            --------        --------

Non-current deferred tax assets
Pension and post retirement benefit obligations                1,893           3,040
Lease obligations                                                166             667
Difference between book and tax basis of fixed assets         (1,035)         (1,488)
Brazil subsidiary earnings not permanently reinvested        (10,688)         (9,482)
Tax benefit of operating loss carryforwards                   34,666          23,238
Litigation and other contingent provisions                       803             466
Other                                                            197             408
Valuation allowance                                          (26,002)        (16,849)
                                                            --------        --------
Total non-current deferred tax assets                            --               --
                                                            --------        --------
Non-Current deferred tax liabilities

Difference between book and tax basis of fixed assets         (2,328)         (2,057)
Lease obligations                                                122             199
Other                                                             10              --
                                                            --------        --------
Total non-current deferred tax liabilities                    (2,196)         (1,858)
                                                            --------        --------
Net deferred tax asset (liability)                          $     48        $   (146)
                                                            --------        --------

         At December 31, 2003, the unrepatriated earnings of CPS is approximately $4.4 million and is considered permanently invested overseas, therefore no provision for federal and state taxes has been provided on these earnings. LM does not have any positive earnings and profits. The Parent has recorded a deferred tax liability of approximately $10.8 million to record the tax effect on ABNB's unrepatriated earnings.

         At December 31, 2003, 2002 and 2001, the Company provided a valuation allowance related to its US federal NOLs, LM's Australia NOLs and other US and Australia deferred tax assets due to uncertainty as to the realization of taxable income in the future.

         Deferred tax assets and liabilities are netted where applicable based upon the individual tax jurisdiction in which each of the Company's subsidiaries has operations.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Certain foreign subsidiaries have on-going audits with foreign tax authorities in connection with income and other tax matters considered in the ordinary course of business. Whenever amounts could be quantified an anticipated liability was accrued.

         Through December 31, 2003, ABNB had been assessed approximately $23 million in prior years from the Brazilian tax authorities relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and are expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to some of the ones included in the above amount for, approximately, $5.6 million. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result the Company has not made any significant provision for the assessments.

         The statute of limitations relating to the potential assessment of New York City franchise taxes for tax years ended 1993 through 1997 expired on June 30, 2002. As a result of the expired statute, the Parent reversed in the third quarter of 2002 estimated provisions of approximately $0.4 million, which includes $0.3 million of principal and $0.1 million of interest, which no longer are required to be reserved. The Parent continues to vigorously contest the NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.3 million related to tax years up to and including 1992 for which the Parent is adequately reserved. Management believes that it has meritorious defenses with regard to the assessment for these years and is challenging the assessment in the local tax court.

NOTE L - Revolving Credit Facilities of Subsidiaries

         Revolving credit facilities consists of the following (in thousands):

                    December 31,
               2003             2002
          (Successor Co)  (Predecessor Co)
          --------------  ----------------
ABN (a)       $  777          $    -
ABNB (b)           -             300
LM (c)         2,440           1,633
CPS              616               -
              ------          ------
              $3,833          $1,933
              ======          ======

(a) In June 2003, ABN executed a new one year $2 million asset based working capital facility secured by accounts receivable and certain inventory with a local bank in Tennessee at a 5.5% interest rate per year which became effective upon the expiration of its old facility. The facility is for general working capital and letters of credit purposes are subject to annual compliance with certain net worth to debt contracts.

(b) ABNB had $0.3 million of short-term borrowings at December 31, 2002 in connection with various equipment purchases which were repaid in 2003.

(c) LM currently has a working capital facility of $4.3 million with a local bank, which is fully collateralized by letters of credit issued by LM's long-term banking syndicate (See Note M - "Long term debt of subsidiaries"). The facility is presently under normal periodic review with an expiry date of March 31 2004 and a proposed extension date through May 31, 2004 and bears interest at the bank's benchmark rate of 8.95% per year. At December 31, 2003, LM had used approximately $2.5 million for working capital and $0.2 million for outstanding letters of credit under the line, leaving $1.6 million of availability for working capital purposes.

(d) CPS currently has a $1.1 million line of credit for general working capital purposes with several different local banks at an average rate of 3.5% partly collateralized by certain receivables. At December 31, 2003 CPS used approximately $0.6 million of this line leaving approximately $0.5 million of availability for working capital purposes.

     Transtex had no outstanding borrowings at December 31, 2003. As a result of overall credit tightening by the banks in Argentina no further credit terms are available to Transtex.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - Long-Term Debt

         Long term debt of subsidiaries consists of the following:

                                                     December 31,
                                                2003            2002
                                           (Successor Co)  (Successor Co)
                                           --------------  --------------
Parent 10 3/8% Senior Secured Notes (a)      $ 100,013       $  95,496
LM non-recourse debt (b)                        59,914          45,230
ABN mortgages (c)                                  683             725
                                             ---------       ---------
Total debt                                     160,610         141,451
Less current portion                           (59,943)         (3,186)
                                             ---------       ---------
                                             $ 100,667       $ 138,265
                                             =========       =========

(a) The Parent's $56.5 million principal amount of 10 3/8% Senior Notes due June 1, 2002 (the "Senior Notes") were reinstated at par value, with accrued interest and a two percent consent fee paid in the form of additional Senior Notes which in total aggregated approximately $79 million of such Senior Notes. The Parent's $8.0 million principal amount of 11 5/8% Notes due August 1, 2002 (the "11 5/8% Notes") were converted into Senior Notes together with accrued interest which totaled $3.9 million as of the assumed July 31, 2002 payment date and a conversion fee of approximately $0.7 million. Consequently, the former holders of the 11 5/8% Notes immediately prior to the consummation of the Plan on the Effective Date received an aggregate amount of approximately $12.6 million principal amount of Senior Notes, bringing the total amount of Senior Notes outstanding as of the Effective Date to $91.6 million. The maturity date for the Senior Notes was extended through January 31, 2005, and a number of modifications were made to the indenture governing the Senior Notes. Interest payments on the Senior Notes after the Effective Date which occurred semi-annually on December 1,, 2002, June 1, 2003 and December 1, 2003, have been paid in kind at the Parent's option in accordance with its rights under the indenture.

     Pursuant to the Parent's announcement in its 8-K filed October 16, 2002, the Parent's Board of Directors authorized the Parent to repurchase up to $15 million face amount of its outstanding Senior Notes from time to time at a discount to par value following the Effective Date. The Senior Notes were repurchased at management's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back any Senior Notes was dependent upon the availability of cash at the Parent and other corporate developments. On June 26, 2003, management made a determination to terminate the repurchase program as a result of its current cash flow concerns. There can be no certainty as to whether the Parent will resume such purchases at a future date.

     In total, the Parent purchased through privately negotiated transactions, approximately $6.3 million face amount of Senior Notes for an aggregate purchase price of approximately $2.9 million. The Parent recorded a gain of approximately $3.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price.

     Although the Parent negotiated the above purchases, it is unable to determine whether these purchases represent with fair accuracy the fair market value of the Senior Notes.

(b) The terms under the LM Amended and Restated Credit Agreement dated March 31, 2000 (the "LM facility") included a revolving credit facility at December 31, 2003 and 2002 of approximately $59.9 million and $45.2 million, respectively. Substantially all of LM's assets and those of its subsidiaries secure the LM facility. Under the facility, dividend payments to the Parent are restricted. On June 26, 2001, the LM facility was amended, extending the maturity date of the loan for three years, along with an interest rate reduction equal to approximately 50% of its current interest rate on the borrowings. A $1.2 million principal repayment was due June 24, 2003, on the second anniversary of the amendment with the balance of the loan maturing on June 24, 2004. In exchange for these amendments and the return of a 5% equity interest granted to the banking syndicate in 2000, LM's banking syndicate will receive approximately ten percent (10%) of LM's equity, which will vest over a period of time. As a condition to the amendment, the Company made a capital contribution of $1.2 million to the subsidiary in June 2001. In 2003, LM and LM's Banking Syndicate agreed in principle on a capital reorganization of LM's business so that it could be restructured. In connection with the restructuring, LM's Banking Syndicate consented to defer the June 2003 $1.2 million principal repayment to the June 24, 2004 maturity date of the loan. In addition, the Banking Syndicate agreed to suspend all financial covenant testing on a monthly basis during the restructuring period. As a result, the total amount of the loan of $59.9 million at December 31, 2003, has been classified as current.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - Long-Term Debt (continued)

(c) The mortgage is secured by property owned by ABN with a net book value of approximately $1.9 million and matures in 2018. The weighted average interest rate is approximately 6.3%. Principal payments of less than $0.1 million are required over each of the next five years, with the balance payable thereafter. In November 2003, the mortgage was refinanced by ABN with the same local bank with a reduction in the interest rate of approximately 3.4%.

     Principal maturities of long-term debt at December 31, 2003 (Successor Company) are as follows:

   2004         $ 59.9
   2005          100.0
   2006            0.1
   2007            0.1
Thereafter         0.5
                ------
                $160.6
                ======

NOTE N - Capital Stock

         Pursuant to the terms of the Plan, on the Effective Date, the Parent authorized 20 million shares of Common Stock, $.01 par value per share. 11,828,571 shares were issued pursuant to the Plan, which included 1,428 shares of Common Stock issued pursuant to a Rights Offering. There were no new shares issued in 2003. Each share of Common Stock represents one voting right and the Common Stock does not have any pre-emptive rights. Dividends on the Common Stock are payable solely at the discretion of the Board of Directors and are restricted pursuant to the terms of the Senior Note indenture.

         Warrants - Under the Plan on the Effective Date, the Parent authorized and issued two series of warrants totaling 622,481, each representing the right to purchase one share of Common Stock. These warrants vested immediately upon issuance and will expire five years from the Effective Date. The 311,241 (Series 1 Warrants) will have a strike price of $10.00 and the 311,240 (Series 2 Warrants) will have a strike price of $12.50. Both sets of warrants have certain anti-dilution rights which upon exercise shall be adjusted for stock splits, dividends, recapitalization, and similar events. Upon a merger or consolidation of the Company, holders of warrants shall receive the market value of the warrants or warrants in the merged or consolidated company

         Management Incentive Options - Under the Plan, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to key employees. No Management Incentive Options were issued to employees in 2003.

         Consultant Options - Consultant Options were issued upon the Effective Date of the Plan that entitle the Company's former Chairman and Chief Executive Officer, Morris Weissman ("Weissman"), to purchase up to 88,531 shares of Common Stock or approximately 0.64% of the New Common Stock on a fully diluted basis at an exercise price of $2.50 per share. The Consultant Options shall expire on the tenth anniversary of the Effective Date of the Plan in accordance with the terms of a settlement agreement with Weissman.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - Capital Stock (continued)

         Equity Options. Equity Options were issued upon the Effective Date of the Plan that entitle the holders of old preferred stock and common stock claims to purchase (i) up to 88,531 shares of Common Stock, or approximately 0.64% of the Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the Common Stock trades at an average price of $5.00 over twenty (20) consecutive trading days, and (ii) up to 88,531 shares of Common Stock or approximately 0.64% of the Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the Common Stock trades at an average price of $7.50 over twenty (20) consecutive trading days. The term of an Equity Option shall commence on the grant date and terminate upon the expiration of ten years from the grant date. At the expiration date all rights under an Equity Option shall cease. To the extent all or any portion of an Equity Option becomes exercisable as described above, such Equity Option will remain exercisable until the expiration date even though the Common Stock subsequently trades at an average price less than the target levels described above, provided however that no portion of any Equity Options shall be exercisable after the expiration date.

NOTE O - Employee Benefits Plans

         The Parent has a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are based on years of service and average final compensation, as defined. The plan is unfunded and benefits are paid from the assets of the Parent.

         LM has a plan, which includes a defined contribution section and a defined benefit section. The defined contribution section is funded on a current basis, whereas the defined benefit section is funded in accordance with actuarial recommendations. In 2002, LM froze the defined benefit plan, resulting in a settlement charge of $0.3 million, with the remaining members continuing to accrue defined benefits until the plan's final termination on December 31, 2003. Retirement benefits provided under the LM defined contribution section and charged to operations totaled $1.8 million for the year ended December 31, 2003.

         ABN also provides certain postretirement health care and life insurance benefits for certain eligible retired employees and their eligible dependents. Both the health-care and life insurance benefits are contributory. ABN's employees may become eligible for these benefits if they reach normal retirement age, with certain service requirements. ABN does not currently fund these benefit arrangements and has the right to amend or terminate these benefits at any time. In 2002, significant changes were made by ABN to limit its future costs under benefit arrangements to the post retirement plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and as a result had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition in 2002 of a one time $5 million actuarial non-cash actuarial gain resulting from the plan settlement. In 2003, ABN recognized an additional $0.3 million actuarial non-cash gain resulting from the closure of its Philadelphia facility.

         For each of the next five years, the Company expects total benefits payable of $0.6 million per year to be adjusted for inflation. And for the next five years thereafter the Company expects to pay out an aggregate sum of $3.1 million to be adjusted for inflation.

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information as of December 31, 2003 (Successor Co) follows (in thousands):

                                                                                    ABN
                                                                        LM         Post-
                                                                      Pension    Retirement
                                                            SERP       Plan       Benefits
                                                           -------    -------    -----------
Change in benefit obligation:
     Benefit obligation at December 31, 2002               $ 5,585    $   252    $ 1,187
     Cost of benefits earned (service cost)                     66         30          7
     Interest cost on benefit obligation                       419         31         49
     Plan participants' contributions                            -          5          -
     Benefits paid                                            (507)      (342)      (104)
     Curtailment                                                 -          -       (156)
     Actuarial (gain) or loss                                  (32)        24        392
                                                           -------    -------    -------
     Benefit obligation at December 31, 2003               $ 5,531    $     -    $ 1,375
                                                           =======    =======    =======

Change in plan assets:
     Fair value of plan assets
          at December 31, 2002                                            $95
     Actual return on plan assets                                          28
     Company contribution                                                 282
     Benefits paid                                                       (342)
     Administrative expenses                                              (63)
     Fair value of plan assets                                              -
                                                                      -------
          at December 31, 2003                                        $     -
                                                                      =======

Funded status at December 31, 2003                         $(5,531)   $     0    $ 1,375
Unrecognized prior service cost                                965          -          -
Unrecognized transitional obligation                             -          -       (215)
Unrecognized net actuarial (gain) loss                       1,641          -        468
                                                           -------    -------    -------
Prepaid/(accrued) benefit cost at Dec. 31, 2003            $(2,925)   $     -    $ 1,628
                                                           =======    =======    =======

Components of expense:
     Cost of benefits earned                               $    66    $    85    $     6
     Interest cost on benefit obligation                       419         32         49
     Expected return on plan assets                              -        (30)         -
     Amortization of prior service cost                        130          -          -
     Recognized actuarial (gain) loss                           67          -        (47)
     Amortization of transitional (asset) or obligation          -         (2)        22
     FAS 88 Accounting charge for settlement                     -         31          -
     Asset withdrawal                                            -          -          -
                                                           -------    -------    -------
Net periodic cost                                          $   682    $   116    $    30
                                                           =======    =======    =======

         At December 31, 2003, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the SERP was 7.5% and 5.0%, respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2003, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the LM defined benefit plan was 6.0% and 4.0%, respectively. The expected long-term rate of return on the LM plan assets was 7.0%.

         The weighted average discount rate used for the ABN postretirement benefits plan in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 2003. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, at January 1, 2003 was 6.5%, decreasing each successive year until it reaches 5.0% in 2005, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 7.5%. A one-percentage point decrease in the assumed healthcare cost trend rate for each year would decrease service cost plus interest on the accumulated postretirement benefit obligation by approximately 6.5%.

Certain information as of December 31, 2002 (Successor Co) in follows (in thousands):

                                                                            LM       ABN Post-
                                                                          Pension   Retirement
                                                                SERP       Plan      Benefits
                                                               -------    -------    -------
Change in benefit obligation:
     Benefit obligation at December 31, 2001 (Predecessor Co)  $ 5,551    $ 1,567    $ 3,315
     Cost of benefits earned (service cost)                         69        115         28
     Interest cost on benefit obligation                           402        126        165
     Plan participants' contributions                                -         21          -
     Benefits paid                                                (471)    (1,675)      (222)
     Settlements                                                     -          -     (2,085)
     Actuarial (gain) or loss                                       34         98        (14)
                                                               -------    -------    -------
     Benefit obligation at December 31, 2002 (Successor Co)    $ 5,585    $   252    $ 1,187
                                                               =======    =======    =======

Change in plan assets:
     Fair value of plan assets at December 31, 2001
       (Predecessor Co)                                                   $ 1,712
     Actual return on plan assets                                             (36)
     Company contribution                                                     102
     Benefits paid                                                         (1,675)
     Administrative expenses                                                   (8)
     Fair value of plan assets
                                                                          -------
     at December 31, 2002 (Successor Co)                                  $    95
                                                                          =======
Funded status at December 31, 2002                             $(5,585)   $   143    $ 1,187
Unrecognized prior service cost                                  1,095          -       (267)
Unrecognized net actuarial (gain) loss                           1,739         (4)       938
                                                               -------    -------    -------
Prepaid/(accrued) benefit cost at Dec. 31, 2002
(Successor Co)                                                 $(2,751)   $   139    $ 1,858
                                                               =======    =======    =======

Components of expense:
     Cost of benefits earned                                   $    69    $   127    $    28
     Interest cost on benefit obligation                           402        126        165
     Expected return on plan assets                                  -       (150)         -
     Amortization of prior service cost                            130          -          -
     Recognized actuarial (gain) loss                               81          -       (119)
     Amortization of transitional (asset) or obligation              -         (8)        48
     FAS 88 Accounting charge for settlement                         -        345          -
                                                               -------    -------    -------
Net periodic cost                                              $   682    $   440    $   122
                                                               =======    =======    =======

         At December 31, 2002, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the SERP was 7.5% and 5.0%, respectively.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information as of December 31, 2001 (Predecessor Co) follows (in thousands):

                                                                                                ABN
                                                             ABN                    LM          Post-
                                                           Pension                Pension     Retirement
                                                            Plan        SERP        Plan       Benefits
                                                          --------    --------    --------    -----------
Change in benefit obligation:
     Benefit obligation at December 31, 2000              $  9,459    $  5,215    $  1,394    $  6,430
     Cost of benefits earned (service cost)                      -          48          97          44
     Interest cost on benefit obligation                       709         391         103         244
     Plan participants' contributions                            -           -          27           -
     Benefits paid                                         (11,194)       (434)        (54)       (239)
     Curtailment                                                 -           -           -           -
     Actuarial (gain) or loss                                1,026         331           -      (3,164)
                                                          --------    --------    --------    --------
     Benefit obligation at December                       $      -    $  5,551    $  1,567    $  3,315
                                                          ========    ========    ========    ========

Change in plan assets:
     Fair value of plan assets
          at December 31, 2000                            $ 14,031                $  1,591
     Actual return on plan assets                           (1,635)                     26
     Company contribution                                   (1,062)                    153
     Benefits paid                                         (11,194)                   (54)
     Administrative expenses                                  (140)                     (4)
     Fair value of plan assets                                   -                       -
                                                          --------                --------
          at December 31, 2001                            $      -                $  1,712
                                                          ========                ========

Funded status at December 31, 2001                        $      -    $ (5,551)   $    148    $ 3,315
Unrecognized prior service cost                                  -       1,224         134     (1,484)
Unrecognized net actuarial (gain) loss                           -       1,786         (78)     5,138
                                                          --------    --------    --------    -------
Prepaid/(accrued) benefit cost at Dec. 31, 2001           $      -    $ (2,541)   $    204    $ 6,969
                                                          ========    ========    ========    =======

Components of expense:
     Cost of benefits earned                              $    140    $     47    $     93    $    44
     Interest cost on benefit obligation                       709         391         103        244
     Expected return on plan assets                         (1,193)          -        (130)         -
     Amortization of prior service cost                          -         130           -       (218)
     Recognized actuarial (gain) loss                         (234)         66           -          -
     Amortization of transitional (asset) or obligation          -           -          (7)       135
     FAS 88 Accounting charge for settlement                  (275)          -           -          -
     Asset withdrawal                                        1,062           -           -          -
                                                          --------    --------    --------    -------
Net periodic cost                                         $    209    $    634    $     59    $   205
                                                          ========    ========    ========    =======


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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE P - Condensed Financial Information And Geographic Area Data

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

         Sales to ABNB's 22.5% minority owner in 2003, 2002 and 2001 were 8.2%, 8.7% and 11.1%, respectively, of consolidated sales.

         US export sales were less than 1% of consolidated sales in 2003, 2002 and 2001, respectively.

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

                                                                           Condensed Balance Sheets
                                                          -----------------------------------------------------------
                                                                              Successor Company
                                                          -----------------------------------------------------------
                                                          Parent    ABN     ABNB     LM      CPS    Transtex  Consol.
                                                          ------   ------  ------  ------   ------  --------  -------
As of December 31, 2003
   Cash and cash equivalents                              $  3.2   $  0.1  $  5.2  $  0.1   $  0.2  $    0.3  $   9.1
   Accounts receivable, net                                    -      2.9    11.6     7.5      4.4       0.5     26.9
   Inventories                                                 -      2.5    11.3     8.1      1.9       1.0     24.8
   Prepaid expenses and other                                 .2      0.8     1.4      .3      0.6        .5      3.8
   Investments in and receivables from subsidiaries, net    58.0        -       -       -      1.4         -        -
   Property, plan and equipment, net                           -      5.5    35.7     8.7      2.8       0.6     53.3
   Other assets                                             (0.7)     1.9     8.0     2.2      0.2         -     11.6
   Goodwill                                                  3.2      9.2    50.6       -      3.0       6.1     72.1
                                                          ------   ------  ------  ------   ------  --------  -------
        Total Assets                                      $ 63.9   $ 22.9  $123.7  $ 26.9   $ 14.5  $    9.0  $ 201.6
                                                          ======   ======  ======  ======   ======  ========  =======
   Other current liabilities                                 4.8      5.3    11.1    80.3      6.3       1.1    108.5
   Long-term debt                                          100.0      0.7       -       -        -         -    100.7
   Other liabilities                                         6.6      2.0     2.7     0.4      1.8         -     13.5
   Deferred income taxes                                       -        -     2.2       -        -         -      2.2
   Minority interest                                           -        -    24.2       -        -         -     24.2
   Equity (deficit)                                        (47.5)    14.9    83.5   (53.8)     6.4       7.9    (47.5)
                                                          ------   ------  ------  ------   ------  --------  -------
   Total liabilities and equity (deficit)                 $ 63.9   $ 22.9  $123.7  $ 26.9   $ 14.5  $    9.0  $ 201.6
                                                          ======   ======  ======  ======   ======  ========  =======

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Condensed Balance Sheets
                                                          -----------------------------------------------------------
                                                                              Successor Company
                                                          -----------------------------------------------------------
                                                          Parent    ABN     ABNB     LM      CPS    Transtex  Consol.
                                                          ------   ------  ------  ------   ------  --------  -------
As of December 31, 2002
   Cash and cash equivalents                              $  3.8   $  3.6  $  1.9  $  0.1   $  0.8  $    0.6  $  10.8
   Accounts receivable, net                                    -      4.3    10.9     6.7      2.4       0.4     24.7
   Inventories                                                 -      1.8     7.9     5.6       .6       0.7     16.5
   Prepaid expenses and other                                 .1      1.2     1.3      .2      1.1        .2      4.2
   Investments in and receivables from subsidiaries, net    87.1        -       -       -      0.6         -        -
   Property, plan and equipment, net                           -      5.3    34.0     8.3      1.7       0.7     50.1
   Other assets                                             (0.6)     2.2     7.4     2.8      0.0         -     11.9
   Goodwill                                                 10.6     10.5    67.1       -      6.2       5.3     99.6
                                                          ------   ------  ------  ------   ------  --------  -------
   Total assets                                           $101.0   $ 28.9  $130.5  $ 23.7   $ 13.4  $    7.9  $ 217.8
                                                          ======   ======  ======  ======   ======  ========  =======
   Other current liabilities                              $  8.2   $  3.9  $ 12.0  $ 15.9   $  3.1  $    0.9  $  43.9
   Long-term debt                                           93.5      0.7       -    44.1        -         -    138.3
   Other liabilities                                         8.1      4.0     3.0     0.5      1.4         -     16.9
   Deferred income taxes                                       -        -     1.8       -        -         -      1.9
   Minority interest                                           -        -    25.6       -        -         -     25.6
   Equity (deficit)                                         (8.8)    20.3    88.1   (36.8)     8.9       7.0     (8.8)
                                                          ------   ------  ------  ------   ------  --------  -------
   Total liabilities and equity (deficit)                 $101.0   $ 28.9  $130.5  $ 23.7   $ 13.4  $    7.9  $ 217.8
                                                          ======   ======  ======  ======   ======  ========  =======

                                                                           Condensed Balance Sheets
                                                          -----------------------------------------------------------
                                                                             Predecessor Company
                                                          -----------------------------------------------------------
                                                          Parent    ABN     ABNB     LM      CPS    Transtex  Consol.
                                                          ------   ------  ------  ------   ------  --------  -------
As of December 31, 2001
   Cash and cash equivalents                              $  1.8   $  3.7  $  3.0  $  0.2   $  1.0  $    0.1  $   9.8
   Accounts receivable, net                                    -      8.4    15.8     6.4      2.4       1.6     34.6
   Inventories                                                 -      1.5    10.0     5.6      0.4       0.8     18.3
   Prepaid expenses and other                                0.1      1.8     2.6     1.7      0.7       0.9      6.6
   Investments in and receivables from subsidiaries, net    49.0        -    (1.7)    0.8      0.4         -        -
   Property, plan and equipment, net                         0.1      4.8    30.6     7.2      1.7       2.9     47.3
   Other assets                                              2.8      2.5     4.1     5.8        -         -     11.4
   Goodwill                                                    -        -    12.0    23.8      1.0         -     36.8
                                                          ------   ------  ------  ------   ------  --------  -------
   Total assets                                           $ 53.8   $ 22.7  $ 76.4  $ 51.5   $  7.6  $    6.3  $ 164.8
                                                          ======   ======  ======  ======   ======  ========  =======
   Prepetition liabilities                                $209.4  $     - $     -  $    -   $    -  $      -  $ 209.4
   Postpetition liabilities                                  1.9        -       -       -        -         -      2.0
   Other current liabilities                                 1.5      8.5    17.8    10.4      3.1       2.7     42.1
   Long-term debt                                              -      0.7       -    41.0        -         -     41.7
   Other liabilities                                         0.1      8.6     3.8     2.0      1.6       0.2     16.3
   Deferred income taxes                                     2.4        -     3.7     1.4        -         -      3.7
   Minority interest                                           -        -    11.1       -        -         -     11.1
   Equity (deficit)                                       (161.5)     4.9    40.0    (3.3)     2.9       3.4   (161.5)
                                                          ------   ------  ------  ------   ------  --------  -------
   Total liabilities and equity (deficit)                 $ 53.8   $ 22.7  $ 76.4  $ 51.5   $  7.6  $    6.3  $ 164.8
                                                          ======   ======  ======  ======   ======  ========  =======


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Consolidated Statement of Operations
                                             --------------------------------------------------------------
                                                                               Successor Company
                                             --------------------------------------------------------------
                                             Parent    ABN      ABNB      LM      CPS     Transtex   Consol.
                                             ------   ------   ------   ------   ------   --------   -------
Year Ended December 31, 2003
Continuing Operations

  Sales                                      $    -   $ 21.9   $ 98.3   $ 80.1   $ 17.2   $    5.1   $222.6
                                             ------   ------   ------   ------   ------   --------   ------
  Cost of Goods                                   -     15.1     73.4     64.6     15.1        3.0    171.2
  Selling and administrative                    3.6      7.4      8.0     13.7      1.1        0.8     34.6
  Restructuring                                          0.9                                            0.9
  Goodwill and asset impairments                7.4      0.2     29.6      1.1      4.4          -     42.7
  Depreciation and amortization                   -      0.8      8.6      2.1      0.8        0.3     12.6
                                             ------   ------   ------   ------   ------   --------   ------
  Total costs and expenses                     11.0     24.4    119.6     81.5     21.4        4.1    262.0
                                             ------   ------   ------   ------   ------   --------   ------

  Post Retirement Benefit Curtailment             -     (0.3)       -        -        -          -     (0.3)
  Interest expense                              9.7      0.2      0.2      2.7      0.1          -     12.9
  Gain on Senior Note repurchases              (3.4)       -        -        -        -          -     (3.4)
  Other expenses (income), net                 (0.7)     0.1     (0.8)    (0.1)       -        0.4     (1.1)
                                             ------   ------   ------   ------   ------   --------   ------
  Income (loss) before reorganization
    items and taxes                           (16.6)    (2.5)   (20.7)    (4.0)    (4.3)       0.6    (47.5)
  Reorganization gain                           0.4        -        -        -        -          -      0.4
                                             ------   ------   ------   ------   ------   --------   ------
  Income (loss) before taxes and
    minority interest                         (17.0)    (2.5)   (20.7)    (4.0)    (4.3)       0.6    (47.9)
  Taxes                                         0.1      0.4      3.5        -        -        0.2      4.2
                                             ------   ------   ------   ------   ------   --------   ------
  Income (loss) before minority interest      (17.1)    (2.9)   (24.2)    (4.0)    (4.3)       0.4    (52.1)
  Minority interest                               -        -     (5.5)       -        -          -     (5.5)
                                             ------   ------   ------   ------   ------   --------   ------
  Income (loss) before extraordinary items    (17.1)    (2.9)   (18.7)    (4.0)    (4.3)       0.4    (46.6)
  Extraordinary gain                              -        -        -        -        -          -        -
                                             ------   ------   ------   ------   ------   --------   ------
    Net income (loss)                        $(17.1)  $ (2.9)  $(18.7)  $ (4.0)  $ (4.3)  $    0.4   $(46.6)
                                             ======   ======   ======   ======   ======   ========   ======


                                                           Condensed Statements of Operations
                                             --------------------------------------------------------------
                                                                   Successor Company
                                             --------------------------------------------------------------
                                             Parent    ABN      ABNB      LM      CPS     Transtex   Consol.
                                             ------   ------   ------   ------   ------   --------   -------
Three Months Ended December 31, 2002
Continuing Operations
  Sales                                      $    -   $  7.9  $  20.3   $ 16.5   $  2.9   $    0.8   $ 48.4
                                             ------   ------   ------   ------   ------   --------   ------
  Cost of Goods                                   -      4.7     15.9     13.7      1.9        0.5     36.7
  Selling and administrative                    0.7      1.9      1.3      1.6      0.3        0.1      5.9
  Goodwill and asset impairments                        14.3     33.2      0.1        -          -     47.5
  Depreciation and amortization                   -      0.1      1.7      0.4      0.2        0.1      2.5
                                             ------   ------   ------   ------   ------   --------   ------
  Total costs and expenses                      0.7     21.0     52.1     15.8      2.4        0.7     92.6
                                             ------   ------   ------   ------   ------   --------   ------

  Post Retirement Benefit Curtailment             -     (5.0)       -        -        -          -     (5.0)
  Interest expense                              2.3      0.1        -      0.4        -          -      2.8
  Other expenses (income), net                  0.1        -      0.1      0.1      0.1       (0.5)    (0.1)
                                             ------   ------   ------   ------   ------   --------   ------
  Income (loss) before reorganization
    items and taxes                            (3.1)    (8.2)   (31.9)     0.2      0.4        0.6    (41.9)
  Reorganization gain                             -        -        -        -        -          -        -
                                             ------   ------   ------   ------   ------   --------   ------
  Income (loss) before taxes and
    minority interest                          (3.1)    (8.2)   (31.9)     0.2      0.4        0.6    (41.9)
  Taxes                                         0.1     (0.1)    (0.1)     4.8      0.2          -      5.0
                                             ------   ------   ------   ------   ------   --------   ------
  Income (loss) before minority interest       (3.2)    (8.1)   (31.8)    (4.6)     0.2        0.6    (46.9)
  Minority interest                               -        -     (7.4)       -        -          -     (7.4)
                                             ------   ------   ------   ------   ------   --------   ------
  Income (loss) before extraordinary items     (3.2)    (8.1)   (24.4)    (4.6)     0.2        0.6    (39.5)
  Extraordinary gain                              -        -        -        -        -          -        -
                                             ------   ------   ------   ------   ------   --------   ------
    Net income (loss)                        $ (3.2)  $ (8.1)  $(24.4)  $ (4.6)  $  0.2   $    0.6   $(39.5)
                                             ======   ======   ======   ======   ======   ========   ======

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Condensed Statements of Operations
                                             --------------------------------------------------------------------------
                                                                         Predecessor Company
                                             --------------------------------------------------------------------------
                                              Parent       ABN        ABNB        LM        CPS     Transtex    Consol.
                                             --------    -------    --------    -------    ------    ------    --------
Nine Months Ended September 30, 2002
Continuing Operations

  Sales                                      $    0.1    $  24.4    $   78.4    $  41.1    $  6.6    $  3.3    $  153.9
                                             --------    -------    --------    -------    ------    ------    --------

  Cost of Goods                                   0.2       14.1        57.7       31.7       5.1       1.7       110.5
  Selling and administrative                      3.0        6.2         5.5        6.5       0.7       0.6        22.5
  Goodwill and asset impairments                    -        0.2           -       27.0         -         -        27.2
  Depreciation and amortization                     -        0.7         3.1        1.6       0.4       0.2         6.0
                                             --------    -------    --------    -------    ------    ------    --------
  Total costs and expenses                        3.2       21.2        66.3       66.8       6.2       2.5       166.2
                                             --------    -------    --------    -------    ------    ------    --------

  Interest expense                                7.0        0.3         0.9        1.7       0.1       0.1        10.1
  Other expenses (income), net                    0.8       (0.8)       (0.3)       0.8         -       0.1         0.6
                                             --------    -------    --------    -------    ------    ------    --------
  Income (loss) before reorganization
   items and taxes                              (10.9)       3.7        11.5      (28.2)      0.3       0.6       (23.0)
  Reorganization gain                           (87.8)      24.2      (100.1)         -      (4.7)     (5.1)     (222.0)
                                             --------    -------    --------    -------    ------    ------    --------
  Income (loss) before taxes and
   minority interest                             76.9       27.9       111.7      (28.2)      5.0       5.7       199.0
  Taxes                                          (1.4)       1.5         3.1       (0.6)      0.1       0.2         2.9
                                             --------    -------    --------    -------    ------    ------    --------
  Income (loss) before minority interest         78.3       26.4       108.6      (27.6)      4.9       5.5       196.1
  Minority interest                                 -          -        24.7          -         -         -        24.7
                                             --------    -------    --------    -------    ------    ------    --------
  Income (loss) before extraordinary items       78.3       26.4        83.9      (27.6)      4.9       5.5       171.4
  Extraordinary gain                            (89.5)         -           -          -         -         -       (89.5)
                                             --------    -------    --------    -------    ------    ------    --------
     Net income (loss)                       $  167.8    $  26.4    $   83.9    $ (27.6)   $  4.9    $  5.5    $  260.9
                                             ========    =======    ========    =======    ======    ======    ========

                                                                  Condensed Statements of Operations
                                             --------------------------------------------------------------------------
                                                                        Predecessor Company
                                             --------------------------------------------------------------------------
                                              Parent       ABN        ABNB        LM        CPS     Transtex    Consol.
                                             --------    -------    --------    -------    ------    ------    --------
Year Ended December 31, 2001
Continuing Operations
  Sales                                      $   0.5     $  35.6    $  111.2    $  57.0    $  8.5    $  8.2    $  221.0
                                             -------     -------    --------    -------    ------    ------    --------
  Cost of Goods                                  0.4        20.5        87.5       43.4       6.7       5.9       164.4
  Selling and administrative                     4.6         8.2         8.0        8.0       0.7       1.8        31.3
  Goodwill and asset impairments                   -         0.6           -          -         -       1.9         2.5
  Depreciation and amortization                    -         0.8         4.7        3.3       0.6       0.7        10.1
                                             -------     -------    --------    -------    ------    ------    --------
  Total costs and expenses                       5.0        30.1       100.2       54.7       8.0      10.3       208.3
                                             -------     -------    --------    -------    ------    ------    --------

  Interest expense                               8.0         0.3         1.1        3.6       0.1       0.4        13.5
  Other expenses (income), net                  (0.2)        0.1         0.6        0.1      (0.1)        -         0.5
                                             -------     -------    --------    -------    ------    ------    --------
  Income (loss) before reorganization
   items and taxes                             (12.3)        5.1         9.3       (1.4)      0.5      (2.5)       (1.3)
  Reorganization items                           0.1           -           -          -         -         -         0.1
                                             -------     -------    --------    -------    ------    ------    --------
  Income (loss) before taxes and
   minority interest                           (12.4)        5.1         9.3       (1.4)      0.5      (2.5)       (1.4)
  Taxes                                         (1.8)        1.1         2.8        0.4       0.2                   2.7
                                             -------     -------    --------    -------    ------    ------    --------
  Income (loss) before minority interest       (10.6)        4.0         6.5       (1.8)      0.3      (2.5)       (4.1)
  Minority interest                                -           -         1.4          -         -         -         1.4
                                             -------     -------    --------    -------    ------    ------    --------
     Net income (loss)                       $ (10.6)    $   4.0    $    5.1    $  (1.8)   $  0.3    $ (2.5)   $   (5.5)
                                             =======     =======    ========    =======    ======    ======    ========

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Condensed Statements of Cash Flows
                                                                    Successor Company
                                         Parent     ABN       ABNB        LM       CPS     Transtex   Consol.
                                         ------    ------    -------     -----    ------   --------   -------
Year Ended December 31, 2003
 Net cash - operating activities         $ (5.3)   $ (0.6)   $  11.9     $   -    $ (0.1)   $  0.2    $   6.1
                                         ------    ------    -------     -----    ------    ------    -------
 Investing activities
  Proceeds from sale of assets                -         -          -         -         -         -        -
  Capital expenditures                        -      (1.2)      (3.3)     (0.5)     (0.6)     (0.1)      (5.7)
  Other                                                                    0.4                            0.4
                                         ------    ------    -------     -----    ------    ------    -------
 Net cash - investing activities              -      (1.2)      (3.3)     (0.1)     (0.6)     (0.1)      (5.3)
                                         ------    ------    -------     -----    ------    ------    -------
 Financing activities
  Proceeds from borrowings                    -       0.8          -       0.1       0.6         -        1.5
  Borrowings (repayments)                     -         -       (0.4)        -         -         -       (0.4)
  Dividends to minority shareholder           -         -       (1.1)        -         -         -       (1.1)
  Senior Note repurchases                  (2.9)                                                         (2.9)
                                         ------    ------    -------     -----    ------    ------    -------
 Net cash - financing activities           (2.9)      0.8       (1.5)      0.1       0.6         -       (2.9)
                                         ------    ------    -------     -----    ------    ------    -------
 Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                 -         -        0.1         -       0.2       0.1        0.4
                                         ------    ------    -------     -----    ------    ------    -------
 Increase (decrease) in cash and
  cash equivalents:                        (8.2)     (1.0)       7.2       0.0       0.1       0.2       (1.7)
 Dividends and advances
  from subsidiaries, net                    7.6      (2.5)      (3.9)        -      (0.7)     (0.5)         -
 Beginning of period                        3.8       3.6        1.9       0.1       0.8       0.6       10.8
                                         ------    ------    -------     -----    ------    ------    -------
 End of period                           $  3.2    $  0.1    $   5.2     $ 0.1    $  0.2    $  0.3    $   9.1
                                         ======    ======    =======     =====    ======    ======    =======


                                                             Condensed Statements of Cash Flows
                                                                    Successor Company
                                             Parent     ABN      ABNB       LM       CPS      Transtex      Consol.
                                             ------     ---      ----       --       ---      --------      -------
Three Months Ended December 31, 2002
 Net cash - operating activities            $ (1.9)   $ (1.3)   $  3.3    $  0.2    $  --       $  0.3     $   0.6
                                            ------    ------    ------    ------    -----       ------     -------
 Investing activities

  Proceeds from sale of assets                  --        --        --        --       --           --          --
  Capital expenditures                          --        --      (1.5)     (0.4)      --           --         1.9
                                            ------    ------    ------    ------    -----       ------     -------
 Net cash - investing activities                --        --      (1.5)     (0.4)      --           --         1.9
                                            ------    ------    ------    ------    -----       ------     -------
 Financing activities
  Proceeds from borrowings                      --        --        --       0.2       --           --         0.2
  Borrowings (repayments)                       --        --      (0.1)       --       --           --        (0.1)
 Dividends to minority shareholder              --        --      (0.4)       --       --           --        (0.4)
                                            ------    ------    ------    ------    -----       ------     -------
 Net cash - financing activities                          --      (0.5)      0.2       --           --        (0.3)
 Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                   --        --       0.2       0.1       --           --         0.3
                                            ------    ------    ------    ------    -----       ------     -------
 Increase (decrease) in cash and
  cash equivalents:                           (1.9)     (1.3)      1.5       0.1       --          0.3        (1.3)
 Dividends and advances
  from subsidiaries, net                       1.4      (0.1)     (1.2)       --     (0.1)          --          --
 Beginning of period                           4.3       5.0       1.5        --      0.9          0.3        12.1
                                            ------    ------    ------    ------    -----       ------     -------
 End of period                              $  3.8    $  3.6    $  1.8    $  0.1    $ 0.8       $  0.6     $  10.8
                                            ======    ======    ======    ======    =====       ======     =======


                                                          Condensed Statements of Cash Flows
                                                                  Predecessor Company
                                         Parent      ABN      ABNB        LM       CPS     Transtex   Consol.
                                         ------    ------    ------     ------    ------    ------    -------
Nine Months Ended September 30, 2002
 Net cash - operating activities         $  4.7    $  7.5    $  8.9     $ (0.5)   $  0.1    $  0.5    $  11.7
                                         ------    ------    ------     ------    ------    ------    -------

 Investing activities
  Proceeds from sale of assets                -       0.5         -          -         -         -        0.5
  Capital expenditures                        -      (0.9)     (2.4)      (1.7)     (0.2)     (0.1)      (5.3)
                                         ------    ------    ------     ------    ------    ------    -------
 Net cash - investing activities              -      (0.4)     (2.4)      (1.7)     (0.2)     (0.1)      (4.8)
                                         ------    ------    ------     ------    ------    ------    -------
 Financing activities
  Proceeds from borrowings                    -         -         -        1.2         -         -        1.2
  Borrowings (repayments)                     -      (2.9)     (1.1)         -         -      (0.1)      (4.1)
 Dividends to minority shareholder            -         -      (1.0)         -         -         -       (1.0)
                                         ------    ------    ------     ------    ------    ------    -------
 Net cash - financing activities              -      (2.9)     (2.1)       1.2         -      (0.1)      (3.9)
 Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                 -         -      (0.8)       0.1       0.1      (0.1)      (0.7)
                                         ------    ------    ------     ------    ------    ------    -------
 Increase (decrease) in cash and
  cash equivalents                         (4.7)      4.2       3.6       (0.9)        -       0.2        2.3
 Dividends and advances
  from subsidiaries, net                    7.2      (2.9)     (5.1)       0.7      (0.1)        -          -
 Beginning of period                        1.8       3.7       3.0        0.2       1.0       0.1        9.8
                                         ------    ------    ------     ------    ------    ------    -------
 End of period                           $  4.3    $  5.0    $  1.5     $    -    $  0.9    $  0.3    $  12.1
                                         ======    ======    ======     ======    ======    ======    =======

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         Condensed Statements of Cash Flows
                                                               Predecessor Company
                                         Parent     ABN       ABNB        LM       CPS     Transtex   Consol.
                                         ------    ------    -------    ------    -----     ------    -------
Year Ended December 31, 2001
 Net cash - operating activities         $ (6.0)   $  2.3    $  12.5    $ (0.5)   $  1.4    $  1.1    $  10.8
                                         ------    ------    -------    ------    ------    ------    -------
 Investing activities
  Proceeds from sale of assets                -         -          -         -         -         -        -
  Capital expenditures                     (0.1)     (1.8)      (6.2)     (0.3)     (0.1)     (0.4)      (8.9)
                                         ------    ------    -------    ------    ------    ------    -------
 Net cash - investing activities           (0.1)     (1.8)      (6.2)     (0.3)     (0.1)     (0.4)      (8.9)
                                         ------    ------    -------    ------    ------    ------    -------
 Financing activities
  Proceeds from borrowings                    -       2.0        2.5       0.5                   -        5.0
  Borrowings (repayments)                     -      (0.1)      (1.9)     (1.0)     (0.4)     (0.6)      (4.0)
 Dividends to minority shareholder            -         -       (1.0)        -         -         -       (1.0)
                                         ------    ------    -------    ------    ------    ------    -------
 Net cash - financing activities              -       1.9       (0.4)     (0.5)     (0.4)     (0.6)       -
 Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                 -         -       (0.1)               (0.1)        -       (0.2)
                                         ------    ------    -------    ------    ------    ------    -------
 Increase (decrease) in cash and
  cash equivalents:                        (6.1)      2.4        5.8      (1.3)      0.8       0.1        1.7
 Dividends and advances
  from subsidiaries, net                    3.8      (1.7)      (3.3)      1.3                            0.1
 Beginning of period                        4.1       3.0        0.5       0.2       0.2         -        8.0
                                         ------    ------    -------    ------    ------    ------    -------
 End of period                           $  1.8    $  3.7    $   3.0    $  0.2    $  1.0    $  0.1    $   9.8
                                         ======    ======    =======    ======    ======    ======    =======

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - Commitments and Contingencies

LEGAL AND OTHER PROCEEDINGS

Confirmation and Consummation of the Plan - On December 8, 1999 (the "Petition Date"), the Parent (but none of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. On that date, the Parent also filed its initial plan of reorganization which set forth the manner in which claims against and interests in the Parent would be treated following its emergence from Chapter 11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries was a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding.

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

         On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge all claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on May 6, 2004, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

OTHER POTENTIAL CLAIMS AND PROCEEDINGS

         Dispute with the Blackstone Group L.P. In the fourth quarter of 2003, the Parent and its Chapter 11 investment advisors, the Blackstone Group ("Blackstone), agreed to settle Blackstone's asserted claim of $1.6 million plus interest and costs (pursuant to an unsecured promissory note which was scheduled to be payable upon consummation of the Plan). As a result of the settlement, Blackstone received from the Parent approximately $0.6 million in cash and approximately $1.3 million in Senior Notes which were repurchased by the Company in the open market during 2003 at a cost of approximately $0.6 million.

         Lithuania Claim. In October 2003, the Parent notified the Bank of Lithuania, ("Lithuania"), that it would not make its scheduled installment settlement payment of $0.5 million due October 1, 2003 due to its cash flow constraints. The payment is part of a remaining $1.7 million settlement obligation between the Parent and Lithuania that was entered into the Bankruptcy Court and became effective upon the October 1, 2002 consummation of the Plan. Both parties initially entered into a discussion in an attempt to restructure the balance of the obligation to avoid further litigation. However, counsel for Lithuania indicated that the Parent's initial proposal was unacceptable and issued a notice of default. As a result of the default, the entire $1.7 million obligation was recorded as a current liability in accounts payable and accrued expenses at December 31, 2003. On February 4, 2004, counsel for Lithuania filed a complaint against the Parent in the United States District court, Southern District of New York, seeking a judgment in the amount of $1.7 million, as well as interest, costs and disbursements. On February 12, 2004, counsel for Lithuania filed the identical complaint in the United States District Court, District of New Jersey. The Parent has not yet formally responded to either Complaint.

         Commonwealth of Australia Claim. In January 2003, LM received a repayment request from the Australian Treasury Department (the "Treasury") related to a contract under which LM provided services to the General Sales Tax Office (the "GST"). Services rendered under this contract were provided by LM to the GST between the years 2000 and 2001. The claim for repayment alleges that an overpayment of approximately $1.0 million was made by the GST. In order to resolve this dispute, LM and the GST executed a settlement agreement whereby LM will pay $0.8 million from (i) the proceeds received from LM's sales process if completed by December 31, 2003 or (ii) in twelve equal installments commencing January 2004 which balance would be accelerated upon the proceeds from any sale of LM after December 31, 2003. Accordingly, LM has fully reserved this amount as of September 30, 2003 with respect to the proposed settlement.

         Potential SERP Claim. In the first quarter of 2004, the Parent notified former pre-petition participants of the Parent's Supplemental Executive Retirement Plan ("the SERP") that due to cash flow constraints it would indefinitely suspend any future payments until further notice under the SERP. One of the participants has formally filed a notice of default. The Parent intends to enter into a discussion with various participants in an attempt to settle payments due under the

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SERP in an effort to avoid litigation. However there can be no assurance that a successful outcome between the parties can be achieved.

        Dispute with the USDA. - In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. ABN believes it has fully complied with all terms under such contract. However, pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 101, the Company has not as of this date recognized any of the revenue on these services as a result of the USDA's rejection of ABN's claim. On March 19, 2004 ABN filed a complaint before the USDA Board of Contract Appeals, seeking a judgment in the amount of $1.5 million plus interest thereon.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - Unaudited Quarterly Results of Operations - (Unaudited amounts in thousands, except per share data)

                                                                      Year End December 31, 2003
                                                                            (Successor Co)
                                                   First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                   -------------    --------------    -------------    --------------
Continuing Operations
 Sales                                               $ 48,872         $ 55,604         $ 59,865          $ 58,284
 Cost of goods sold                                    38,830           42,744           44,783            44,810
 Loss from continuing operations (a)                   (2,655)          (2,328)          (1,390)          (40,209)
 Net income (loss)                                     (2,655)          (2,328)          (1,390)          (40,209)
 Net income (loss) per share - Basic and Diluted
 Continuing operations                                  (0.22)           (0.20)           (0.12)            (3.42)
 Net income (loss) per share                            (0.22)           (0.20)           (0.12)            (3.42)


                                                            Nine Months                       Three Months
                                                               Ended                              Ended
                                                         September 30, 2002                 December 31, 2002
                                                         (Predecessor Co)                    (Successor Co)
                                                   First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                                                   -------------    --------------    -------------   --------------
Continuing Operations
 Sales                                               $ 49,909          $ 52,988        $ 50,991          $ 48,388
 Cost of goods sold                                    37,531            37,091          35,863            36,673
 Loss from continuing operations (a)                   (3,186)               88         174,503           (39,431)
 Extraordinary item (b)                                     -                 -          89,520                 -
 Net income (loss)                                     (3,185)               88         264,024           (39,431)
 Net income (loss) per share - Basic and Diluted
 Continuing operations                                    N/A               N/A             N/A             (3.33)
 Extraordinary item                                       N/A               N/A             N/A                 -
 Net income (loss) per share                              N/A               N/A             N/A             (3.33)


                                                                  Year End December 31, 2001
                                                                      (Predecessor Co)
                                                      First         Second       Third      Fourth
                                                     Quarter        Quarter     Quarter     Quarter
                                                     -------        -------     -------     -------
Continuing Operations
 Sales                                             $  58,087      $  52,008     $ 52,963    $ 57,907
 Cost of goods sold                                   43,409         40,190       38,412      42,381
 Loss from continuing operations (a)                  (2,031)        (5,033)        (221)      1,831
 Net income (loss)                                    (2,031)        (5,033)        (221)      1,831
 Net income (loss) per share - Basic and Diluted
 Continuing operations                                   N/A            N/A          N/A         N/A
 Net income (loss) per share                             N/A            N/A          N/A         N/A

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (a) Includes Goodwill and asset impairment write offs as follows: $42.7 million in the fourth quarter of 2003 (Successor Company), $47.4 million in the three months ended December 31, 2002 (Successor Company), $25.4 million in the third quarter of 2002 (Predecessor Company) and $1.9 million and $0.6 million in the second and third quarter of 2001, respectively (Predecessor Company).

         (b) Extraordinary item represents the forgiveness and reinstatement of certain debt in accordance with the consummation of the Plan.

NOTE S - Commitments and Contingencies

Operating lease commitments

         The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2009. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index. Net rental expense for the year ended December 31, 2003, the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company) and the year ended December 31, 2001 (Predecessor Company) was $13.2 million, $3.6 million, $10.7 million, and $16.7 million, respectively. At December 31, 2003, future minimum lease payments under non-cancelable operating leases are as follows: $6.5 million in 2004; $4.3 million in 2005; $1.4 million in 2006; $0.9 million in 2007; $0.5 million in 2008 and insignificant thereafter.

NOTE T - Related Party Transactions

         In recognition of services provided during the bankruptcy period, Mr. Gary A. Singer, a brother of Mr. Steven G. Singer, was awarded a participation in the Company's restructuring bonus pool at a $325,000 level, which was fully paid over a 36-month period commencing in January 2001 and ending December 31, 2003. On November 21, 2000, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized, (but the Company did not execute, pending Compensation Committee ratification), a three-year consulting agreement with Mr. Gary Singer, to ensure the continuity of his services. On March 22, 2001, as Mr. Gary Singer had continued to provide consulting services to the Parent but the authorized agreement remained unexecuted, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized the payment to Mr. Gary Singer of $10,000 for consulting services rendered in January 2001. Thereafter, the Parent entered into a three-year consulting agreement, effective retroactively as of February 1, 2001, which expired on February 1, 2004, providing for annual consulting fees of $120,000, payable monthly. The consulting agreement provided that if the agreement was terminated, other than for cause, as defined therein, Mr. Gary Singer would receive a lump-sum payment in an amount that would have otherwise been paid through the term of the agreement. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters. Mr. Singer's consulting agreement was not renewed upon expiration.

NOTE U - Subsequent Events

         In January 2004, ABN sold its Philadelphia plant for approximately $0.8 million and will record a gain of approximately $0.4 million in the first quarter of 2004. Also in January 2004, ABN sold currency equipment that was impaired in prior years for approximately $0.5 million with a corresponding gain in the same amount.

         In the first quarter of 2004, the Company sold LM's New Zealand subsidiary to a local management group. As a result of the sale, LM will receive approximately $4.3 million in cash resulting in a pre-tax gain of approximately $ 3.5 million. The net proceeds from the sale will be utilized to pay down approximately $3.6 million of LM's bank debt and approximately $0.7 million will be used to fund working capital as mutually determined by the Company and the Banking Syndicate pursuant to the proposed restructuring plan discussed below.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V -

LM Proposed Restructuring

         In the third quarter of 2003, the Banking Syndicate evaluated the public sale process conducted by LM's financial advisors. After reviewing all options, the Banking Syndicate elected not to sell LM but have instead entered into negotiations with LM and the Company, and subsequently verbally agreed (subject to final documentation) in principle to restructure LM's bank debt through a combination of debt forgiveness of approximately $45 million in exchange for a preferred and common equity swap, thereby leaving approximately $15 million of debt on LM's books. This transaction would give the Banking Syndicate an initial controlling equity stake in LM and would result in the Parent relinquishing control in exchange for approximately 11% of the preference stock and a potential future equity interest of approximately 40% once the restructured bank debt is fully amortized. The final terms and conditions are expected to be completed sometime between the first and the second quarters of 2004. The exchange is expected to result in a non-cash gain to the Company to the extent of the net discharge of the Parent's equity deficit in LM which is approximately $53.9 million at December 31, 2003 and the value in its minority interest position based upon the fair value received in preference stock which is estimated to be approximately $2.1 million.

         The proforma effect of the LM restructuring on the Company's consolidated balance sheet , income statement and earnings per share as if the transaction occurred on December 31, 2003 would be as follows:

                                             Consolidated                          Consolidated
                                               with LM                LM        Proforma without LM
                                          December 31, 2003      Transaction     December 31, 2003
                                          -----------------      -----------     -----------------
PROFORMA BALANCE SHEET

Current assets                                $  66,764           $ (15,997)          $  50,767
 Property & Equipment, net                       53,285              (8,657)             44,628
 Other assets                                    81,518                (170)             81,348
                                              ---------           ---------           ---------
                                                201,567             (24,824)            176,743

Current liabilities                              48,581             (20,434)             28,147

Current portion of long-term debt                59,943             (59,914)                 29
                                              ---------           ---------           ---------
                                                108,524             (80,348)             28,176

Long-term debt                                  100,667                   -             100,667

Other long-term liabilities                      39,853                (428)             39,425
                                              ---------           ---------           ---------

 Total liabilities                              249,044             (80,776)            168,268

                                                                     53,852
Stockholder's (deficit)                         (47,477)              2,100               8,475
                                              ---------           ---------           ---------
                                              $ 201,567           $ (24,824)          $ 176,743
                                              =========           =========           =========

PROFORMA INCOME
STATEMENT AND EARNINGS PER SHARE

Loss before taxes on income and
 minority interest                            $ (47,807)          $   4,026           $ (43,781)
Taxes on income                                   4,249                   -               4,249
                                              ---------           ---------           ---------
Loss before minority interest                   (52,056)              4,026             (48,030)
Minority interest                                (5,474)                  -              (5,474)
                                              ---------           ---------           ---------

 Net loss                                     $ (46,582)          $   4,026           $ (42,556)
                                              =========           =========           =========

Net loss per common share
 Basic and Diluted                            ($   3.96)          $    0.34           ($   3.62)
                                              =========           =========           =========

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While agreements in principle between the Company, LM and the Banking Syndicate have resulted in satisfactory arrangements in the past, there is no certainty that the above process will be satisfactorily concluded. As of March 26, 2004, the parties remained disagreed on certain material aspects of the agreement. In the event that these discussions are not satisfactorily concluded, there is a possibility LM may not be able to continue as a going concern absent further accommodation from the Banking Syndicate. Moreover, LM's capital constraints have caused local management difficulty in upgrading computer and other systems that, in turn, continue to hamper LM management's ability to effectively and efficiently operate, evaluate, restructure and report the operations of the business. It is anticipated that the restructuring will provide the future liquidity necessary to upgrade and enhance the quality of LM's overall financial reporting environment. Under the terms of the LM Debt, dividends payable to the Parent are prohibited.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                         SCHEDULE I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY BALANCE SHEET
(Dollars in thousands)

                                                               December 31,
                                                         2003                2002
                                                    (Successor Co)     (Successor Co)
                                                    --------------     --------------
ASSETS

Current assets
 Cash and cash equivalent                              $  3,195           $  3,811
 Prepaid expenses and other receivables                     187                134
 Current deferred taxes                                    (807)              (844)
                                                       --------           --------
                         Total current assets             2,575              3,101

Receivables from subsidiaries, net                         (988)               (99)
Investments in subsidiaries, at equity                   58,982             87,149
                                                       --------           --------
                                                         57,994             87,050

Furniture and equipment, at cost                            167                159
Less accumulated depreciation                              (147)              (125)
                                                       --------           --------
                                                             20                 34

Other assets and deferred charges
 Deferred pension expense                                 1,094              1,094
 Deferred taxes                                          (1,093)            (1,396)
 Other                                                      140                538
 Goodwill                                                 3,214             10,561
                                                       --------           --------
                                                          3,355             10,797
                                                       --------           --------
                                                       $ 63,944           $100,982
                                                       ========           ========

   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                         SCHEDULE I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY BALANCE SHEET
(Dollars in thousands)

                                                                           December 31,
                                                                    2003               2002
                                                                (Successor Co)     (Successor Co)
                                                                --------------     --------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
 Current portion of long-term debt                                $       -           $   2,000
 Accounts payable and accrued expenses                                4,861               6,153
                                                                  ---------           ---------
Total Current Liabilities                                             4,861               8,153

Long term debt - Senior Notes                                       100,013              93,496

Other long-term liabilities                                           6,547               8,114
                                                                  ---------           ---------

                                                                    111,421             109,763
Commitments and Contingencies - Note B and R

Stockholders' deficit
  Common Stock par value $.01 per share authorized
  20,000,000 shares issued 11,828,571 at December 31, 2003
  and 2002                                                              118                 118
 Capital surplus                                                     20,893              20,893
 Retained deficit                                                   (86,013)            (39,431)
 Treasury stock, at cost (57,756 shares)                               (103)               (103)
 Accumulated other comprehensive income                              17,628               9,742
                                                                  ---------           ---------
                         Total stockholders' deficit                (47,477)             (8,781)
                                                                  ---------           ---------
                                                                  $  63,944           $ 100,982
                                                                  =========           =========

   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                         SCHEDULE I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY INCOME STATEMENT
(Dollars in thousands)

                                                                            Three Months       Nine Months            Year
                                                                                Ended             Ended              Ended
                                                           December 31,     December 31,      September 30,      December 31,
                                                               2003             2002              2002                 2001
                                                          (Successor Co)   (Successor Co)   (Predecessor Co)   (Predecessor Co)
                                                          --------------   --------------   ----------------   ----------------
Administrative and other expenses
  Corporate office expenses                               $        3,906   $          687   $          2,978   $          4,446
  Depreciation and amortization                                       13                3                 12                 13
  Goodwill and asset impairment                                    7,347                -                  -                  -
  Interest expense                                                 9,703            2,272              7,008              8,006
  Gain on Senior Note repurchase                                  (3,393)               -                  -                  -
  Other income, net                                                 (711)             103                767               (199)
                                                          --------------   --------------   ----------------   ----------------
  Loss before reorganization items, taxes and
    equity in earnings of subsidiaries                           (16,865)           (3,065)           (10,765)           (12,266)

  Reorganization (income) expense
    Fresh-Start adjustments                                            -                -            (88,991)                 -
    Reorganization costs                                             360              (30)             1,160                127
                                                          --------------   --------------   ----------------   ----------------
                                                                     360              (30)           (87,831)               127
  Income (loss) before taxes and equity
    in earnings of subsidiaries                                  (17,225)          (3,035)            77,066            (12,393)
Taxes
  State and local                                                     25              (60)                78                 60
  Deferred state and local                                             -               (4)              (291)            (1,182)
  Foreign (foreign withholding taxes on dividends)                   431               73                290                366
  Deferred federal (eliminated in consolidation
    against domestic subsidiary's deferred provision)               (340)              65             (1,430)            (1,010)
                                                          --------------   --------------   ----------------   ----------------
                                                                     116               74             (1,353)            (1,766)
  Loss before Extraordinary items and equity
  in earnings of subsidiaries                                    (17,341)          (3,109)            78,419            (10,627)

  Extraordinary items
    Gain or forgiveness of debt                                        -                -             91,364                  -
    Loss on debt reinstatement                                         -                -             (1,844)                 -
                                                          --------------   --------------   ----------------   ----------------
                                                                       -                -             89,520                  -

                                                          --------------   --------------   ----------------   ----------------
Income (loss) before equity in earnings of subsidiaries          (17,341)          (3,109)           167,939                  -

Equity in earnings of subsidiaries, net                          (29,241)         (36,322)            92,988              5,173

                                                          --------------   --------------   ----------------   ----------------
NET INCOME (LOSS)                                         $      (46,582)  $      (39,431)  $        260,927   $         (5,454)
                                                          ==============   ==============   ================   ================

   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY STATEMENT OF CASH FLOW
(Dollars in thousands)

                                                               Year         Three Months       Nine Months           Year
                                                               Ended            Ended            Ended              Ended
                                                           December 31,     December 31,      September 30,      December 31,
                                                               2003             2002              2002               2001
                                                          (Successor Co)   (Successor Co)   (Predecessor Co)   (Predeccesor Co)
                                                          --------------   --------------   ----------------   ----------------
Cash From Operations:
  Net Income                                              $      (46,582)  $      (39,431)  $        260,927   $         (5,454)
                                                          --------------   --------------   ----------------   ----------------

Items not affecting cash:
  Fresh Start Adjustments                                              -                -            (88,991)                 -
  Extraordinary item-(Gain) on forgiveness of debt                     -                -            (91,364)                 -
  Extraordinary item-Loss on debt reinstatement                        -                -              1,844                  -
  Extraordinary item-(gain) on repurchase
    of 10 3/8% debt                                               (3,393)               -                  -                  -
  Accrued PIK Interest-10 3/8% Senior Debt                         9,563            2,400              6,778              8,249
  Equity in Earnings of subsidiaries                              29,241           36,322            (92,988)            (5,175)
  Deferred taxes                                                    (340)              65             (1,430)            (2,871)
  Amortization of deferred compensation                                -                -                  -                  -
  Amortization of deferred debt expense                                -                -                191                352
  Depreciation and amortization                                       13                3                 12                 13
  Goodwill and asset impairment                                    7,347                -                  -                  -
  Gain on Sale of Assets                                               -                -                  -                  -
  Other                                                               (4)              33                (67)                15
Changes in operating assets and liabilities
  Prepaid expenses and other receivables                             379               89                375                401
  Receivables                                                        752              165                868                  5
  Accounts Payable and Accrued Expenses                              (17)          (1,619)             1,167                  -
  Other liabilities                                               (1,556)            (255)            (1,219)                 -
  Other                                                              398              130                855                  -
  Pre-petition liabilities subject to compromise                       -                -                  -               (365)
  Post-petition liabilities                                            -                -                  -               (662)
                                                          --------------   --------------   ----------------   ----------------
Net cash (used in) provided by operating activities               (4,199)          (2,098)            (3,042)            (5,492)

Investing Activities
  Investment in subsidiary                                             -                -                  -             (1,275)
  Capital Expenditures                                                (8)               -                  -                (50)
  Proceeds from sale of assets                                         -                -                  -                  -
                                                          --------------   --------------   ----------------   ----------------
Net cash provided by investing activities                             (8)               -                  -             (1,325)

Financing Activities
  Dividends from subsidiaries                                      6,520            1,668              5,524              5,024
  Proceeds from stock issuance                                         -               11                  -                  -
  Repurchase of Debt (10 3/8% Bonds)                              (2,929)             (14)                 -                  -
                                                          --------------   --------------   ----------------   ----------------
Net cash (used in) provided by financing activities                3,591            1,665              5,524              5,024

Increase (Decrease) in Cash:                                        (616)            (433)             2,482             (1,793)

Cash Balance - Beginning                                           3,811            4,244              1,762              3,555
                                                          --------------   --------------   ----------------   ----------------

Cash Balance - Ending                                     $        3,195   $        3,811   $          4,244   $          1,762
                                                          ==============   ==============   ================   ================

Supplemental cash payments:
  Taxes (principally foreign withholding
    taxes on dividends)                                   $          408   $           69   $            293   $            400
  Reorganization items                                               446              555                325              1,050

   Note references are to the Notes to the Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                       SCHEDULE  II
AMERICAN BANKNOTE CORPORATION
YEAR ENDED DECEMBER 31, 2003, THREE MONTHS ENDED DECEMBER 31, 2002, NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2002

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                                        Column C
                                                           Column B    Additions
                                                          Balance at   Charged to                      Column E
                         Column A                         Beginning    Costs and       Column D       Balance at
                      Description                         of Period     Expenses     (Deductions)       End of
-------------------------------------------------------   ----------   ---------   ----------------   ----------
Doubtful accounts allowance

Year Ended December 31, 2000 (Predecessor)                $    1,446   $     636   $      (404) (a)   $    1,554
                                                                                          (124) (b)

Year Ended December 31, 2001  (Predecessor)               $    1,554   $      37   $         -        $    1,591

Nine Months Ended September 30, 2002 (Predecessor)        $    1,591   $     399             -        $    1,990

Three Months Ended December 31, 2002 (Successor)          $    1,990           -   $      (676) (a)   $    1,120
                                                                                   $      (194) (b)

Year Ended December 31, 2003 (Successor)                      $1,120         494   $      (553) (a)   $    1,249
                                                                                   $       188  (b)

Inventory valuation allowance

Year Ended December 31, 2000 (Predecessor)                $    2,553   $     235   $      (419) (c)   $    2,037
                                                                                   $      (332) (b)

Year Ended December 31, 2001 (Predecessor)                                         $      (810) (c)
                                                          $    2,037   $       -   $      (259) (b)   $      968

Nine Months Ended September 30, 2002 (Predecessor)        $      968   $       -   $      (384) (c)   $      571
                                                                                   $       (13) (b)

Three Months Ended December 31, 2002 (Successor)          $      571   $      33   $       (10) (c)   $      594

Year Ended December 31, 2003 (Successor)                  $      594   $     285   $      (572) (c)   $     314
                                                                                   $         7  (b)

(a)      Uncollectible accounts written off, net of recoveries

(b)      Changes in exchange rates

(c)      Inventory charged against allowance

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                                        AMERICAN BANKNOTE CORPORATION

                                        By: /s/ Steven G. Singer
                                            ------------------------------------
                                            Steven G. Singer
                                            Chief Executive Officer

                                        By: /s/ Patrick J. Gentile
                                            ------------------------------------
                                            Patrick J. Gentile
                                            Senior Vice President Finance and
                                            Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE                       DATE
---------------------------   ------------------------------------   --------------
/s/  Steven G. Singer         Chief Executive Officer and Chairman   March 30, 2004
---------------------------   (Principal Executive Officer)
Steven G. Singer

/s/ C. Gerald Goldsmith       Chairman Emeritus and Director         March 30, 2004
---------------------------
C. Gerald Goldsmith

/s/ James Dondero             Director                               March 30, 2004
---------------------------
James Dondero

/s/ Sidney Levy               Director                               March 30, 2004
---------------------------
Sidney Levy

/s/ Lloyd Miller              Director                               March 30, 2004
---------------------------
Lloyd Miller

/s/ Raymond L. Steele         Director                               March 30, 2004
---------------------
Raymond L. Steele

/s/ Steven A. Van Dyke        Director                               March 30, 2004
---------------------------
Steven Van Dyke

                                  EXHIBIT INDEX

Exhibit
Number                                Description
-------                               -----------
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

 4.18        Form of 10 3/8% Senior Notes due January 31, 2005 is incorporated herein by reference to Exhibit 4.1 to the Parent's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 2002 (the "September 30,
             2002 10-Q").

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

 10.13       Banco Bradesco S.A. and American Bank Note Company Grafica e Servicos
             Ltda agreements as follows: Supply Agreement For Continuous And Plain
             Forms, Promotional Printings, Spools And Envelopes Agreement No. 001978
             dated 04/03/00; Agreement For The Rendering of Printing Services
             Agreement No. 001979 dated 03/01/00 (portions omitted pursuant to a request for confidential treatment); and Contract To Furnish Assets,
             Render Services And Other Agreements Agreement No. 001989 dated
             04/03/00, are incorporated herein by reference to Exhibit 10.22 to the
             2000 10-K.

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

 31.1*       CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002.

 31.2*       CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002.

 32.1*       CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2*       CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.1        Memorandum of Understanding Between Plaintiffs in the ABN and ABNH
             Securities Actions and the Equity Committee, is incorporated herein by reference to Exhibit N to the Fourth Amended Reorganization Plan of the
             Parent, filed as Exhibit 2.2 to the September 3, 2002 Form 8-K/A.

 99.2        Court order dated July 20, 2001, approving settlement with the United
             States Securities and Exchange Commission, Plaintiff versus and
             American Banknote Corporation, Defendant. Final Judgment as to
             Defendant American Banknote Corporation is incorporated herein by reference to Exhibit 99.3 to the 2000 10-K.

*        Filed herewith

         A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.