Form 10-K/A
period 2003-12-31
AMERICAN BANKNOTE CORP
filed 2004-04-30
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

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

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2003, the last day of the registrant's most recently-completed second fiscal quarter, was $639,587, based upon the average bid and asked price of such common stock as reported by the OTC Bulletin Board. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[___]

         As of April 30, 2004, 11,770,815 shares of the registrant's common stock were outstanding.

                      Documents incorporated by reference:
                                      None

         All capitalized terms used but not defined herein shall have the meanings set forth in the Registrant's Annual Report on Form 10-K, dated March 30, 2004, for the year ended December 31, 2004.

         The Registrant hereby amend its Annual Report on Form 10-K, dated March 30, 2004, for the year ended December 31, 2003 by adding the following Items 11, 12 and 13 of Part III thereto.

                                    PART III
                                    --------

ITEM 11. EXECUTIVE COMPENSATION.

                    COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The table below contains information about the annual and long-term compensation for services rendered in all capacities for the three years ended December 31, 2003, 2002 and 2001 for the Chief Executive Officer and each of the four other most highly compensated executive officers of American Banknote Corporation (the "Parent") as of December 31, 2003 whose salary and bonus together exceeded $100,000 in 2003. These persons are sometimes referred to as the "named executive officers."

                           Summary Compensation Table

                                       Annual Compensation                     Awards                 Payouts
                                       -------------------                     ------                 -------
                                                                                                               All Other
                                                       Other Annual   Restricted    Securities     LTIP       Compensation
Name and Principal             Salary       Bonus      Compensation     Stock       Underlying    Payouts     ($)(2)(3)(4)
     Position         Year       ($)         ($)         ($) (1)       Award(s)    Options/SARS     ($)            (i)
        (a)           (b)        (c)         (d)           (e)            (f)          (g)          (h)

Steven G. Singer      2003    467,500       233,748(6)    18,795(7)         --           --         --            10,356
Chairman and Chief    2002    422,579       294,108(6)    13,396(7)         --      150,000         --            12,086
Executive Officer     2001    357,516       243,750(6)    12,875(7)         --           --         --             7,054


Sidney Levy           2003    200,810       280,340      160,331(5)         --           --         --               --
Director and          2002    189,786       231,542      161,810(5)         --      125,000         --               --
President Of ABNB     2001    201,550       274,659      169,410(5)         --           --         --               --


Patrick J. Gentile    2003    264,000       132,000       22,699(8)         --           --         --            8,798
Executive Vice        2002    247,064       151,556(6)    22,699(8)         --      125,000         --            8,995
President -           2001    222,361       123,750(6)    22,699(8)         --           --         --            8,326
Finance and Chief
Financial Officer

David M. Kober        2003    154,500        46,350           --            --           --         --            2,136
Vice President and    2002     52,083        24,505(6)        --            --       25,000         --            1,409
General Counsel
(9)

Craig D. Weiner       2003     92,437        19,300(6)        --            --           --         --            1,816
Acting Treasurer
and Director of
Financial Reporting

         (1) With the exception of Mr. Levy, the value of each of the named executive officer's perquisites did not exceed the threshold for disclosure established under Regulation S-K.
         (2) Amounts shown for 2003 include allocable costs of life insurance for Mr. Singer ($7,080), Mr. Gentile ($6,796), Mr. Kober ($1,416)
              and Mr. Weiner ($1,204), and allocable costs of long term disability for Mr. Singer ($3,276), Mr. Gentile ($2,002), Mr. Kober ($720) and Mr. Weiner ($612).
         (3) Amounts shown for 2002 include allocable costs of life insurance for Mr. Singer ($8,810), Mr. Gentile ($6,993) and Mr. Kober ($992), and allocable costs of long term disability for Mr.
              Singer ($3,276), Mr. Gentile ($2,002) and Mr. Kober ($417).
         (4) Amounts shown for 2001 include (i) contributions to the Parent's defined contribution Retirement Plan for Mr. Singer ($3,708) and Mr. Gentile ($6,219), (ii) allocable costs of life insurance for Mr. Singer ($70) and Mr. Gentile ($105) and (iii) allocable costs of long term disability for Mr. Singer ($3,276) and Mr. Gentile ($2,002).
         (5) Amounts payable to Mr. Levy include: (i) payments of $96,000, per year in 2003, 2002, and 2001 respectively, pursuant to his Consulting Agreement with the Parent and (ii) reimbursement of Mr. Levy's annual school and apartment allowances of $64,331 in 2003, $65,810 in 2002 and $73,410 in 2001.

         (6) Bonuses payable to Messrs Singer, Gentile, Kober and Weiner pursuant to a 2003 incentive bonus program, Messrs Singer, Gentile and Kober pursuant to a 2002 incentive bonus program and Messrs Singer and Gentile pursuant to a 2001 incentive bonus program, were approved by the Compensation Committee, and based upon objective performance criteria. The calculations of the bonus pursuant to such programs with respect to 2003 were reviewed, approved and paid by the Compensation Committee in February 2004, with respect to 2002 were reviewed, approved and paid by the Compensation Committee in March 2003, and with respect to 2001 were reviewed, approved and paid by the Compensation Committee in March 2002.
         (7) Amounts shown in 2003, 2002 and 2001 represent Mr. Singer's compensation for services rendered as a non-employee director of Leigh-Mardon, the Parent's Australian subsidiary. Fees for 2003 relating to LM were deferred and paid to Mr. Singer in March 2004 in the amount of $18,796.
         (8) Represent the first, second and third installments on the loan forgiven by the Parent to Mr. Gentile pursuant to his employment arrangement.
         (9) Mr. Kober was named Vice President and General Counsel on May 31, 2002 and served on a part-time basis until the end of 2002 whereupon he assumed full time duties for his position commencing 2003.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

         No options or stock appreciation rights ("SARS") were granted in 2003.

         Under the Plan of reorganization, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant,
(ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to certain key employees. The options are scheduled to vest in three equal annual installments on December 31, 2002, 2003 and 2004, respectively and are conditioned upon meeting specific performance goals as set by the Board of Directors.

         Pursuant to the Plan of reorganization all options to purchase securities of the Predecessor Company existing prior to commencement of the Parent's Chapter 11 Proceeding were cancelled upon consummation of the Plan.

         No stock options or SARs were granted to or exercised by the named executive officers during 2003 and 2001. The following table sets forth for each of the named executive officers: (a) the number of shares of Common Stock acquired upon the exercise of options during 2003; (b) the value realized from options exercised during 2003; (c) the number of options held as of December 31, 2003, both exercisable and unexercisable; and (d) the value of such options as of that date.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                               Number of
                                                          Securities Underlying           Value of Unexercised
                            Shares                     Unexercised Options/SARs at    In-the-Money Options/SARs at
                         Acquired on       Value           Fiscal Year End (#)             Fiscal Year End ($)
                           Exercise      Realized      ---------------------------    -----------------------------
Name                         (#)            ($)        Exercisable    Unexercisable    Exercisable    Unexercisable
                         ------------    ---------     -----------    -------------    -----------    -------------
Steven G. Singer               --            --          100,000        50,000                --            --
Sidney Levy                    --            --           83,333        41,667                --            --
Patrick J. Gentile             --            --           83,333        41,667                --            --
David M. Kober                 --            --           16,667         8,333                --            --
Craig D. Weiner                --            --            6,667         3,333                --            --

All options to purchase securities of the Parent issued pursuant to any option plan existing prior to commencement of the Parent's Chapter 11 Proceeding were cancelled upon consummation of the Plan.

              LONG TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

         No LTIP awards were made to any of the named executive officers in the Summary Compensation Table.

         In March 2002, the Compensation Committee adopted a long term management incentive program called the Equity and Cash Improvement Program, ("ECIP"). The purpose of the ECIP is to more closely align the interests of certain executive officers, the Parent's local management team and certain consultants with those of the Parent's stockholders. Under the ECIP, objective bonus criteria have been established, based upon specific calculable performance targets within four categories of transactions: (a) acquisitions, mergers or joint ventures requiring little cash investment; (b) sale of assets or subsidiaries; (c) equity creation by debt buy-in; and (d) equity investment.

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

                              EMPLOYMENT AGREEMENTS

         Mr. Steven G. Singer was appointed Chief Executive Officer and Chairman of the Board of Directors on November 21, 2000, and serves pursuant to an employment agreement with the Parent with an initial term ending on April 1, 2004. Initially, in November 2000, the Parent's agreement with Mr. Singer provided for a base rate of $180,000 per annum and did not require his services full time. During early 2001, it was determined that Mr. Singer's services were required full time, and an employment agreement was entered into as of April 1, 2001, with an initial base salary of $390,000 per annum. In March 2002, the Compensation Committee increased Mr. Singer's base salary to $425,000 per annum. In January 2003, the Compensation Committee increased Mr. Singer's base salary to $467,500 per annum. Mr. Singer's employment agreement is subject to automatic two-year extensions, unless advance notice of non-renewal is given. The agreement provides for his engagement as Chairman of the Board and Chief Executive Officer of the Parent and each of its major operating subsidiaries.

         In the event Mr. Singer's employment with the Parent is terminated or not renewed by the Parent other than for cause or is terminated by Mr. Singer for "good reason" (as defined in the employment agreement), Mr. Singer is entitled to receive a lump sum payment equal to three years of the base salary in effect on the date of termination, and the continuation of medical, dental, life and other insurance coverage called for in the agreement for a period of three years. In addition, all stock options that may be issued to Mr. Singer will become vested and exercisable. The agreement also provides that each year, the Compensation Committee of the Board of Directors shall establish a bonus plan based on achievement of specified performance targets. The target bonus amount is 50% of base salary in 2001 and 2002 and 55% in 2003, based upon 100% achievement of the performance targets established. The bonus plan also includes provisions for payment of a range of bonus amounts, both above (up to 75% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and requires, at a minimum, that

85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Singer for 2003 remained unchanged from 2002 and 2001.

         Mr. Sidney Levy serves pursuant to an employment agreement with American Bank Note Company Grafica e Servicos Ltda, the Parent's 77.5% owned Brazilian subsidiary. The term of the agreement, as amended, ends on January 1, 2008. Mr. Levy's employment agreement is subject to an automatic two year extension, unless advance notice of non-renewal is given. The agreement provides for his engagement as President and General Manager of ABNB and a base salary determined in local currency and adjusted for inflation plus an additional fixed amount of $48,000 per annum. The US Dollar equivalent for the year ended December 31, 2003 was approximately $201,000. In addition, for 2001, 2002 and 2003, Mr. Levy participated in a target bonus plan at ABNB pursuant to which he became eligible for a performance bonus based upon criteria established by the Parent. In the event his current employment agreement is not renewed, Mr. Levy will be entitled to enter into a two-year consulting agreement with ABNB at an annual rate not lower than one half of his then annual base salary. In the event Mr. Levy's employment is terminated other than for cause, or is terminated by Mr. Levy for "good reason" or as a result of a "change in control" (as defined in the agreement), then he will be entitled to receive a severance payment equal to twice his then annual base salary, (plus any accrued incentive bonus), as well as a continuation of medical benefits and pension fund contributions for a two year period.

         The Parent also has a consulting agreement with Mr. Levy, the term of which as amended, ends on January 1, 2008. The agreement provides for Mr. Levy to assist and advise the Parent in its business affairs, and to keep it aware of business opportunities and changes in the business environment that may impact the Parent's interests. Mr. Levy receives $96,000 per annum for these consulting services. In the event the consulting agreement is not renewed, Mr. Levy will be entitled to enter into a new two-year consulting agreement with the Parent, at an annual rate not lower than $48,000. In the event that the Company fails to renew the consulting agreement or terminates Mr. Levy other than for cause, then Mr. Levy shall receive a lump sum payment equal to two years of annual consulting fees.

         In January 2001, the Parent entered into a Stock Purchase and Sale Agreement with Mr. Levy whereby he could purchase a 1.6% interest in ABNB, for an aggregate purchase price of approximately $0.6 million. The sale was contingent upon consummation of the Plan. However, as a result of the delay in consummating the Parent's Plan, and the subsequent devaluation of the Real, the Parent and Mr. Levy agreed on December 12, 2001 to terminate such agreement.

         Under a separate agreement dated December 12, 2001, ABNB agreed to an incentive bonus arrangement with Mr. Levy, which would entitle Mr. Levy to a cash bonus based upon a success formula in the event that ABNB is sold by the Parent during Mr. Levy's employment as President of ABNB.

         Mr. Patrick J. Gentile serves as Executive Vice President and Chief Financial Officer, pursuant to a letter agreement with the Parent dated January 29, 1999, and an additional agreement dated November 13, 2000. The letter agreement provided for a base compensation of $185,000 per annum, which was increased by the Board of Directors to $220,000 per annum effective November 15, 2000. In March 2002, the Compensation Committee increased Mr. Gentile's salary to $240,000 per annum effective retroactively to January 1, 2002. In January, 2003 the Compensation Committee increased Mr. Gentile's salary to $264,000 per annum retroactively to January 1, 2003. In the event that his employment is terminated by the Parent for any reason other than "For Cause," as defined in the letter, or at his initiative, the Parent will continue his salary for two years with benefits or, at his option, pay him a lump sum equal to two years of the base salary in effect on the date of termination, without benefits. The agreement also provides that Mr. Gentile will participate in any Compensation Committee approved incentive bonus program at a target bonus level commensurate with other senior managers of the Company. For the year 2001, the Parent established a bonus plan for Mr. Gentile based on achievement of specified performance targets. The target bonus amount was 45% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 67.5% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Gentile for 2002 remained unchanged from 2001. In 2003, the target bonus percentage was raised from 45% to 50% of base salary. The bonus plan for 2003 included a provision for payment of a range of bonus amounts (up to 75% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid.

         Mr. David M. Kober serves as Vice President and General Counsel, effective May 31, 2002. For the years 2003 and 2002, the Parent established a bonus plan for Mr. Kober based on achievement of specified performance targets. The target bonus amount was 30% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 45% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. In 2002, Mr. Kober's bonus was prorated for his partial year of service.

         Mr. Craig D. Weiner serves as Acting Treasurer and Director of Financial Reporting, effective September 5, 2002. for the year 2003, the Parent established a bonus plan for Mr. Weiner based on achievement of specified performance targets. The target bonus amount was 20% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 30% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. In 2002, Mr. Weiner's base salary and bonus were below the threshold of required disclosure established under Regulation S-K.

                           REPRICING OF OPTIONS/SARS

         There were no repricing of Options/SARs in 2003.

                                 RETIREMENT PLAN

         Effective April 1, 1994, the Board of Directors approved a supplemental retirement plan for certain executives and management employees of the Parent (the "SERP"). In general, the SERP provides that a participant retiring at age 65 will receive a monthly retirement benefit equal to an amount determined, in the case of the Parent's retired senior executives, and including current executives Mr. Singer and Mr. Gentile, by multiplying the participant's "final average compensation" (as defined in the SERP) by a percentage equal to 3% for each of the first ten years plus 1.5% for each of the next twenty years of service, or for junior level executives, by a percentage equal to 2% for each of the first ten years, 1.5% for each of the next ten years and 1% for each of the next ten years. The result of the computation is decreased by a participant's Social Security benefits and any amounts available from the participant's pension or profit sharing plan from the Parent or its predecessors. The retirement income is to be paid at normal or deferred retirement dates for life only with the appropriate actuarial reduction of a joint and survivor election. Early retirement benefits are available with a reduction of 2% for each year less than age 62. No benefit will be provided prior to a participant achieving age 55 and 10 years of service. All participants will receive credit for past service to the Parent or any of its wholly owned subsidiaries. Compensation in excess of $506,843 as of April 1, 2003 (increased by 6% on each plan anniversary date), will not be considered when calculating plan benefits. However, as provided for in the employment contract of Morris Weissman, the Parent's former Chief Executive Officer, his benefit in the SERP was calculated based upon compensation of $800,000.

         In the first quarter of 2004, the Parent notified former pre-petition participants of the SERP that due to cash flow constraints it would indefinitely suspend any future payments until further notice under the SERP. One of the participants has formally filed a notice of default. The Parent intends to enter into discussions with various participants in an attempt to settle payments due under the SERP in an effort to avoid litigation. However there can be no assurance that a successful outcome between the parties can be achieved.

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

                               PENSION PLAN TABLE

Final Average                                             Years Of Service
Compensation                  --------------------------------------------------------------------------
-------------                     10              15            20               25               30
                              --------        --------       --------         --------         ---------
  $125,000                    $ 37,500        $ 46,875       $ 56,250         $ 65,625         $ 75,000
   150,000                      45,000          56,250         67,500           78,750           90,000
   175,000                      52,500          65,625         78,750           91,875          105,000
   200,000                      60,000          75,000         90,000          105,000          120,000
   225,000                      67,500          84,375        101,250          118,125          135,000
   250,000                      75,000          93,750        112,500          131,250          150,000
   300,000                      90,000         112,500        135,000          157,500          180,000
   400,000                     120,000         150,000        180,000          210,000          240,000
   506,843                     152,053         190,065        228,079          266,093          304,106

                 DIRECTOR COMPENSATION AND CONSULTING CONTRACTS

         In November 2000, the Board of Directors elected Mr. Gerald Goldsmith as Chairman Emeritus of the Board and he became a consultant to the Parent, at the rate of $10,000 per month, subject to Compensation Committee ratification. In July 2001, the Parent and Mr. Goldsmith agreed to terminate Mr. Goldsmith's consulting fees. Mr. Goldsmith was awarded a participation in the Company's restructuring bonus pool at a $100,000 level, which was fully paid over a 36-month period commencing in January 2001 and ending December 31, 2003.

         The Parent did not pay Directors' fees and did not (nor does it presently) provide any Director retirement benefits. In March 2002, the Compensation Committee ratified a program to pay non-employee director fees retroactive to January 1, 2002. Under the program, which remains in effect, each non-employee director receive $12,000 per annum for serving on the Board. The non-employee directors receive a $250 fee for each formal committee meeting attended limited to only one fee in the event multiple meetings are held on the same day. An additional $250 per year fee is received for membership on each committee, with the exception of $500 per year paid to each committee chairman.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is comprised of Mr. Steele (Chairman), Mr. Goldsmith and Mr. Van Dyke, none of whom is an employee of the Company. As discussed above, however, Mr. Goldsmith did serve as a consultant to the Company for a portion of 2001, and was paid for such consulting services at a rate of $10,000 per month. In addition, in July 2001, when such consulting arrangement was terminated, Mr. Goldsmith was awarded a participation in the Company's restructuring bonus pool at a $100,000 level, which was fully paid over a 36-month period commencing in January 2001 and ending December 31, 2003.

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

         In January 2004, the Compensation Committee met to review and approve the actual corporate performance as set forth in the 2003 approved incentive bonus program. The actual 2003 performance achieved was 85% relative to the specified performance targets set by the Compensation Committee under the program. At this level, the management group would have received approximately 25% of their target bonus. However, the Compensation Committee reviewed the extenuating circumstances which gave rise to the performance target not being achieved, most notably the refusal by the USDA to pay $1.5 million under its distribution agreement with ABN. Additionally, the Compensation Committee reviewed the overall performance of the senior management group in 2003 in terms of the ongoing improvement of the Company's capital structure. As a result, in light of the fine work performed by management in 2003, the Compensation Committee decided to authorize bonuses based upon achieving 100% of the performance target. This resulted in approved bonus awards as a percentage of base salary and in dollar amounts, respectively for each of the named executives for the year 2003 as follows: Mr. Singer - 50% and $233,748, Mr. Gentile - 50% and $132,000 Mr. Kober - 30% and $46,350 Mr. Weiner - 20% and $19,300. The
approved awards were paid in February 2004.

         Chief Executive Officer Compensation
         ------------------------------------

         The Compensation Committee reviews the compensation arrangement for our Chief Executive Officer at least annually, typically in the first quarter of the fiscal year. Mr. Singer's employment agreement has an initial term ending April 1, 2004 and is subject to automatic two-year extensions unless advance notice of non-renewal is given. The Compensation Committee did not inform Mr. Singer of non-renewal by written notice thirty days prior to the April 1, 2004 termination date, and therefore, Mr. Singer's employment agreement was automatically renewed for a period of two years through April 1, 2006. The terms under Mr. Singer's employment as more fully described under the heading "Employment Agreements" provide for the payment of a base salary subject to annual review by the Compensation Committee and a bonus program based upon specified financial performance targets. In reviewing Mr. Singer's employment agreement, the Compensation Committee considers aligning the long-term interests of stockholders and creditors taking into consideration the fair market value of the services being provided by Mr. Singer as CEO. The compensation Committee also reviews other factors, including but not limited to Mr. Singer's individual performance and contribution to the Company, and competitive pay practices and incentive awards as compared to comparable companies and Mr. Singer's peers. The Compensation Committee believes that Mr. Singer provides strong leadership to the Company and has been instrumental in improving the Company's financial, operation and strategic position.

         In making its compensation decisions with respect to Mr. Singer, the Compensation Committee exercised its discretion and judgment based on the above factors, relying on a balanced review of qualitative factors and quantitative criteria and results. No specific formula was applied to determine the weight of each factor. In fiscal 2003, Mr. Singer's contractual base compensation was $467,500. Mr. Singer was also paid a year bonus under his employment agreement of $233,748.

         Compensation Philosophy
         -----------------------

         The fundamental policy of the Compensation Committee is to support the Board in fulfilling its oversight responsibilities relating to senior management performance, compensation and succession and to endeavor to align total compensation for Mr. Singer and the other executives with the long-term interests of stockholders while at the same time being mindful of the fair market value for the services being provided by such executives. Therefore, the compensation package for each executive officer is comprised of three different elements: (1) base salary which is designed primarily to be competitive with salary levels in the industry; (2) cash bonuses which reflect the achievement of measurable quantitative objectives and goals; and (3) long-term incentive plans which strengthen the mutuality of interest between the executive officers and our stockholders.

         Factors
         -------

         The principal factors (together with the factors specified above with respect to Mr. Singer) that the Compensation Committee considered with respect to each executive officer's compensation for fiscal 2003 are summarized below. The Compensation Committee may, however, in its discretion, apply entirely different factors for executive compensation in future years.

         Base Salary
         -----------

         The base salary for each executive officer is specified in his respective employment agreement and is reviewed annually at the beginning of each year and was determined on the basis of the following factors: experience, expected personal performance, the salary levels in effect for comparable positions within and outside the industry and internal and external base salary comparability considerations. The weight given to each of these factors differed from individual to individual, as the Compensation Committee and the board of directors believed appropriate.

         Bonus
         -----

         Bonus represents the variable component of the executive compensation program that is tied to the Company's performance. In determining bonuses, the Compensation Committee considers factors such as relative performance of the Company during the year as compared to the achievement of specified performance targets. The target bonus amount for each executive is based upon the individual's contribution to the Company's performance and the need to attract, retain and motivate high quality executives.

         Long-Term Incentive Compensation
         --------------------------------

         Long-term incentives are provided through grants of stock options and the previously discussed Equity and Cash Program ("ECIP"). The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake. Each option grant allows the individual to acquire shares of our common stock at a fixed price per share over a specified period of time up to ten years. Each option generally becomes exercisable in installments over a three year period. Therefore, the option grant will provide a return to the executive officer only if the executive officer remains employed by the Company during the vesting period, and then only if the market price of the underlying shares appreciates. The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer's current position with the Company, the size of comparable awards made to individuals in similar positions and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers.

         With respect to the ECIP, its purpose is to more closely align the interests of certain executive officers, the Parent's local management team and certain consultants with those of the Parent's stockholders. Under the ECIP, objective bonus criteria have been established, based upon specific calculable performance targets within four categories of transactions: (a) acquisitions, mergers or joint ventures requiring little cash investment; (b) sale of assets or subsidiaries; (c) equity creation by debt buy-in; and (d) equity investment.

                               C. Gerald Goldsmith

                                Raymond L. Steele

                               Steven A. Van Dyke

                                PERFORMANCE GRAPH

         The following performance graph compares the Parent's cumulative total stockholder return from December 31, 1998 through December 31, 2003 to that of the Media General Composite, a broad equity market index, and a peer group index selected by the Parent.

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

         The graph assumes simultaneous $100 investments on December 31, 1998, with initial valuations based upon stock prices as of the close of the relevant markets on such date, in the Parent's Common Stock and in each index. The comparison assumes that all dividends are reinvested. Stock price performances shown on the graph are not indicative of future price performance. This data was furnished by Media General Financial Services.

 CUMULATIVE TOTAL RETURN AMONG AMERICAN BANKNOTE CORPORATION, PEER GROUP INDEX,
  AND COMPOSITE BROAD MARKET INDEX FROM DECEMBER 31, 1998 TO DECEMBER 31, 2003

                           [PERFORMANCE GRAPH OMITTED]


                     ASSUMES $100 INVESTED ON JAN. 01, 1999
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2003

                                    Dec. 31    Dec. 31,      Dec. 31,     Dec. 31,     Dec. 31,  Dec. 31
                                      1998       1999          2000         2001         2002      2003
                                    -------    --------      --------     ---------   ---------  --------
American Banknote Corporation     $ 100.0      $  3.48       $  2.78      $  0.28      $  3.48       $ 28.52
Peer Group Index                  $ 100.0      $ 75.91       $ 65.13      $112.53      $114.69       $135.99
Media General Composite           $ 100.0      $121.99       $110.12      $ 97.50      $ 77.45       $103.11

Due to the closely held nature of the Company's Common Stock, the cumulative total return of the Company in the above performance graph is highly speculative and may not provide a meaningful comparison against the Peer Group Index and the Media General Composite.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table reflects the equity securities of the Parent beneficially owned on April 25, 2004 by (i) each director of the Parent, (ii) each of the executive officers as set forth above in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each other person known by the Parent to own more than 5% of any class of equity securities of the Parent. The address of each director and executive officer is c/o American Banknote Corporation, 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

                                                                  Amount and                 Percentage of
     Class                          Name of                        nature of                      Class
      of                          Beneficial                      Beneficial                 Beneficially
     Title                           Owner                     Ownership (1)(2)                  Owned
--------------------       -----------------------            -----------------             ---------------
Common Stock               James Dondero (3)                         2,012,576                     16.4%
                           C. Gerald Goldsmith                              23                         *
                           Sidney Levy                                  83,757                         *
                           Lloyd I. Miller III (4)                     837,205                      6.8%
                           Steven G. Singer (5)                      2,263,690                     18.4%
                           Raymond L. Steele                                 -                      0.0%
                           Steven A. Van Dyke (6)                    5,187,253                     42.2%
                           Patrick J. Gentile                           83,804                         *
                           David M. Kober                               16,667                         *
                           Craig D. Weiner                               6,667                         *
                                                              ----------------- -------------------------
                           All directors and
                           executives officers
                           as a group (10 persons)                  10,491,642                     85.4%

Series 1 Warrants          James Dondero (3)                                 -                      0.0%
                           C. Gerald Goldsmith                               8                         *
                           Sidney Levy                                     144                         *
                           Lloyd I. Miller III (4)                      11,948                      3.8%
                           Steven G. Singer (5)                          9,695                      3.1%
                           Raymond L. Steele                                 -                      0.0%
                           Steven A. Van Dyke (6)                       39,421                     12.7%
                           Patrick J. Gentile                              160                         *
                           David M. Kober                                    -                      0.0%
                                                              ----------------- -------------------------
                           All directors and
                           executives officers
                           as a group (10 persons)                      61,376                     19.7%

Series 2 Warrants          James Dondero (3)                                 -                      0.0%
                           C. Gerald Goldsmith                               8                         *
                           Sidney Levy                                     144                         *
                           Lloyd I. Miller III (4)                      11,948                      3.8%
                           Steven G. Singer (5)                          9,695                      3.1%
                           Raymond L. Steele                                 -                      0.0%
                           Steven A. Van Dyke (6)                       39,421                     12.7%
                           Patrick J. Gentile                              160                         *
                           David M. Kober                                    -                      0.0%
                                                              ----------------- -------------------------
                           All directors and
                           executives officers
                           as a group (10 persons)                      61,376                     19.7%

         (1) Unless otherwise indicated, each stockholder has sole investment and voting power.
         (2) Beneficial ownership includes Common Stock issuable upon exercise of stock options that are exercisable within the next 60 days for the following executive officers: Mr. Levy--83,333 shares; Mr. Singer--100,000 shares; Mr. Gentile--83,333 shares, Mr. Kober-- 16,667 shares Mr. Weiner 6,667 shares; and all directors and executive officers as a group (11 persons)--290,000 shares in the aggregate.

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

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------


                                                                        Number of securities
                          Number of securities                        remaining available for
                              to be issued        Weighted-average     future issuance under
                            upon exercise of     exercise price of   equity compensation plans
                          outstanding options,  outstanding options,   (excluding securities
   Plan category          warrants and rights   warrants and rights   reflected in column (a))
   ---------------------  --------------------- --------------------- -------------------------
                                  (a)                   (b)                     (c)
   Equity compensation
   plans approved by
   security holders            780,000                 $2.50                  337,700

   Equity compensation
   plans not approved
   by security holders              --                                             --
                              -----------------------------------------------------------------
   Total                       780,000                 $2.50                  337,700

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In recognition of services provided during the bankruptcy period, Mr. Gary A. Singer, a brother of Mr. Steven G. Singer, was awarded a participation in the Company's restructuring bonus pool at a $325,000 level, which was fully paid over a 36-month period commencing in January 2001 and ending December 31, 2003. On November 21, 2000, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized (but the Company did not execute, pending Compensation Committee ratification) a three-year consulting agreement with Mr. Gary Singer, to ensure the continuity of his services. On March 22, 2001, as Mr. Gary Singer had continued to provide consulting services to the Parent but the authorized agreement remained unexecuted, the Board of Directors (excluding Steven Singer, who abstained from discussion and voting on this subject) authorized the payment to Mr. Gary Singer of $10,000 for consulting services rendered in January 2001. Thereafter, the Parent entered into a three-year consulting agreement, effective retroactively as of February 1, 2001, which expired on February 1, 2004, providing for annual consulting fees of $120,000, payable monthly. The consulting agreement provides that if the agreement is terminated, other than for cause, as defined therein, Mr. Gary Singer shall receive a lump-sum payment in an amount that would have otherwise been paid through the term of the agreement. On August 21, 2001, the Compensation Committee ratified the November 2000 and March 2001 actions of the Board of Directors with respect to compensation matters. Mr. Singer's consulting agreement was not renewed upon expiration.

         During 2001, the Parent and Mr. Sidney Levy agreed to terminate a Stock Purchase and Sale Agreement which would have allowed him to purchase a 1.6% interest in ABNB. Under a separate agreement, ABNB agreed to an incentive cash bonus arrangement with Mr. Levy in the event that ABNB is sold by the Parent. In addition Mr. Levy receives $96,000 per year pursuant to his Consulting Agreement with the Parent, See Item 11, "Executive Compensation" for further information.

         In July 2001, the Parent and Mr. Goldsmith, agreed to terminate Mr. Goldsmith's consulting arrangement. Mr. Goldsmith was awarded a participation in the Company's restructuring bonus pool at a $100,000 level, which was fully paid over a 36-month period that commenced in January 2001 and ended December 31, 2003. See Item 11, "Executive Compensation" for further information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2004.


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

SIGNATURE                                  TITLE                                                 DATE
---------                                  -----                                                 ----
/s/  Steven G. Singer                      Chief Executive Officer and Chairman                  April 30, 2004
---------------------------------------    (Principal Executive Officer)
Steven G. Singer

/s/ C. Gerald Goldsmith                    Chairman Emeritus and Director                        April 30, 2004
---------------------------------------
C. Gerald Goldsmith

/s/ James Dondero                          Director                                              April 30, 2004
-----------------
James Dondero

/s/ Sidney Levy                            Director                                              April 30, 2004
---------------------------------------
Sidney Levy

/s/ Lloyd Miller                           Director                                              April 30, 2004
---------------------------------------
Lloyd Miller

/s/ Raymond L. Steele                      Director                                              April 30, 2004
---------------------------------------
Raymond L. Steele

/s/ Steven A. Van Dyke                     Director                                              April 30, 2004
---------------------------------------
Steven Van Dyke

EXHIBIT INDEX

Exhibit Number        Description
31.1*                 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*                 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*                 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*                 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.