Form 10-Q
period 2004-03-31
AMERICAN BANKNOTE CORP
filed 2004-05-17
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING FOR THE PAST 90 DAYS. YES X NO __

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES X NO__

INDICATE BY A CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X NO__

AS OF MAY 17, 2004, 11,770,815 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                          AMERICAN BANKNOTE CORPORATION

                                    FORM 10-Q

                                    I N D E X

PART I - FINANCIAL INFORMATION

                                                                     Page Number

         Item 1.  Financial Statements......................................   1

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk...............................................  20

         Item 4.  Controls and Procedures...................................  21

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................  22

         Item 6.  Exhibits and Reports on Form 8-K........................... 22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                      March 31,
                                                        2004       December 31,
                                                     (Unaudited)      2003
                                                      ---------    ---------
ASSETS
Current assets
 Cash and cash equivalents                            $   8,510    $   9,018
 Accounts receivable, net of allowance for doubtful
 accounts $1,180 and $1,096                              19,138       19,414
 Inventories, net of allowances
 of $158 and $314                                        15,373       16,664
 Prepaid expenses and other                               4,351        3,427
 Deferred tax assets of subsidiaries                      2,639        2,244
                                                      ---------    ---------
           Total current assets                          50,011       50,767
                                                      ---------    ---------
Property, plant and equipment
 Land                                                     2,071        2,179
 Buildings and improvements                               6,443        7,811
 Machinery, equipment and fixtures                       84,386       82,632
 Construction in progress                                   363           34
                                                      ---------    ---------
                                                         93,263       92,656
Accumulated depreciation and amortization               (49,381)     (48,028)
                                                      ---------    ---------
                                                         43,882       44,628

Other assets                                              1,429        1,802
Investment in non-consolidated subsidiaries               7,389      (48,527)
Goodwill                                                 71,737       72,121
                                                      ---------    ---------
           Total assets                               $ 174,448    $ 120,791
                                                      =========    =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

                                                                 March 31,
                                                                   2004      December 31,
                                                                (unaudited)     2003
                                                                 ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Current portion of long-term debt                               $ 102,631    $      29
 Revolving facilities of subsidiaries                                  659        1,393
 Accounts payable and accrued expenses                              24,528       26,754
                                                                 ---------    ---------
            Total current liabilities                              127,818       28,176

Long-term debt                                                         648      100,667
Other long-term liabilities                                         12,980       13,012
Deferred taxes                                                       2,173        2,196
Minority interest                                                   23,817       24,217
                                                                 ---------    ---------
            Total liabilities                                      167,436      168,268

Commitments and Contingencies
Stockholders' equity (deficit)
 Common Stock, par value $.01 per share, authorized 20,000,000
  shares; issued 11,828,571 shares                                     118          118
 Capital  surplus                                                   20,893       20,893
 Retained (deficit)                                                (30,942)     (86,013)
 Treasury stock, at cost 57,756 shares                                (103)        (103)
 Accumulated other comprehensive income                             17,046       17,628
                                                                 ---------    ---------
            Total stockholders' equity (deficit)                     7,012      (47,477)
                                                                 ---------    ---------
                                                                 $ 174,448    $ 120,791
                                                                 =========    =========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands, except per share data)

                                                Three Months Ended
                                                     March 31,
                                                 2004        2003
                                               --------    --------
CONTINUING OPERATIONS
Sales                                          $ 38,896    $ 30,713
                                               --------    --------
Costs and expenses
 Cost of goods sold                              27,712      23,736
 Selling and administrative                       5,620       4,913
 Restructuring                                       --         366
 Depreciation and amortization                    2,943       2,333
                                               --------    --------
                                                 36,275      31,348
                                               --------    --------
                                                  2,621        (635)
Other expense (income)
 Interest expense                                 2,709       2,514
 Gain on senior note repurchase                      --      (2,013)
 Other, net                                      (1,002)        249
                                               --------    --------
                                                  1,707         750
                                               --------    --------
Income (Loss) before reorganization
 items, taxes on income and
  minority interest                                 914      (1,385)
Reorganization costs                                 --          43
                                               --------    --------
Income (loss) before taxes on
 income and minority interest                       914      (1,428)
Taxes on income                                   1,358         782
                                               --------    --------
Loss before minority
 interest                                          (444)     (2,210)
Minority interest                                   437         100
                                               --------    --------
Loss from continuing operations                    (881)     (2,310)

DISCONTINUED OPERATIONS
 Loss from discontinued operations             $   (961)   $   (345)
 Gain on disposal of discontinued operations     56,913          --
                                               --------    --------
                                                 55,952        (345)
                                               --------    --------
Net income (loss)                              $ 55,071    $ (2,655)
                                               ========    ========
Net income (loss) per common share -
 Basic and Diluted
 Continuing operations                         $  (0.07)   $  (0.20)
 Discontinued operations                           4.75       (0.03)
                                               --------    --------
Net income (loss)                              $   4.68    $  (0.23)
                                               ========    ========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED (Dollars in thousands)

                                             Three Months Ended
                                                  March 31,
                                              2004        2003
                                            --------    --------
Net income (loss)                           $ 55,071    $ (2,655)
  Foreign currency translation adjustment       (582)      4,026
                                            --------    --------
Comprehensive income                        $ 54,489    $  1,371
                                            ========    ========

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      2004        2003
                                                    --------    --------
Net cash provided by operating activities           $  2,359    $    575

Investing Activities
 Capital expenditures                                 (2,718)       (419)
 Proceeds from sale of assets                          1,271           4
 Disposition of LM's operating cash                      (83)        (97)
                                                    --------    --------
Net cash used in investing activities                 (1,530)       (512)

Financing Activities
 Revolving facilities, net                              (721)       (126)
 Proceeds (Repayments) of long-term debt, net             (6)        (14)
 Repurchase of senior notes                               --      (2,017)
 Dividend to minority shareholder                       (675)       (268)
                                                    --------    --------
Net cash used in financing activities                 (1,402)     (2,425)

Effect of foreign currency exchange rate changes
 on cash and cash equivalents                            (18)        144
                                                    --------    --------
Decrease in cash and cash equivalents                   (591)     (2,218)

Cash and cash equivalents - beginning of year          9,101      10,769
                                                    --------    --------
Cash and cash equivalents - end of period           $  8,510    $  8,551
                                                    ========    ========
Supplemental disclosures of cash flow information
 Taxes                                              $  1,669    $    900
 Interest                                                 69         700
 Reorganization items                                    580         200

                 See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE INCOME - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2004
(Dollars in thousands)

                                                           Accumulated
                                                             Other
                                                             Compre-
               Common    Capital    Retained    Treasury     hensive    Total
               Stock     Surplus    Deficit      Stock       Income     Equity
              --------   --------   --------    --------    --------   --------
Balance -
January 1,
      2004    $    118   $ 20,893   $(86,013)   $   (103)   $ 17,628   $(47,477)

Net Income                            55,071                             55,071

Currency
Translation                                                     (582)      (582)
Adjustments
              --------   --------   --------    --------    --------   --------
Balance
March 31,
     2004     $    118   $ 20,893   $(30,942)   $   (103)   $ 17,046   $  7,012
              ========   ========   ========    ========    ========   ========

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

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), a US operating subsidiary, American Bank Note, Ltda. ("ABNB"), a 77.5% owned Brazilian company, CPS Technologies, S.A. ("CPS"), a French company, and Transtex S.A. ("Transtex"), an Argentine company.

On April 7, 2004, the Parent exited as the 90% major shareholder of its former Australian subsidiary, ABN Australasia Limited (trading as the Leigh Mardon Group ("LM") by entering into a series of agreements with LM and the members of LM's Senior lending syndicate, ("the Banking Syndicate"). This has been recorded as a discontinued operation of a segment of the Company's business. See Note G for further information.

The financial information as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the full year.

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

The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the US Dollar in 2003. Foreign exchange rate fluctuations on a comparative basis continued to exist in the first quarter of 2004 when compared to the same period in 2003.

Over the past year, the Brazilian Real and the Argentine Peso have each improved overall, despite the significant volatility and fluctuations which have historically plagued both countries' currencies. For the first quarter ended March 31, 2004 when compared to the first quarter ended March 31, 2003, the Brazilian and Argentine currencies experienced an average exchange rate appreciation of approximately 21% and 9%, respectively. The Euro currency experienced an average appreciation of approximately 17% during the same period.

Nevertheless, historically, and to date, the Brazilian Real has experienced tremendous volatility against the US Dollar. The average exchange rate for the three months ended March 31, 2004 was R$2.90 to the US Dollar. As of May 11, 2004, the Real had weakened to R$3.14 to the US Dollar. Despite its significant improvement in 2003, the Real continues to experience exchange rate volatility, as the average exchange rate devaluation for the twelve months ended December 31, 2003 was 5% against the US Dollar when compared to the prior year. Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the US Dollar.

ABNB is the largest subsidiary, historically contributing approximately half of the revenues, operating profit and cash flow of the consolidated group which can be expected to grow with the deconsolidation of LM. The Real's overall devaluation over the past two years has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expense in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

In Argentina, the unsettled political and economic environment continues to negatively impact the carrying value of Transtex, and any further deterioration in the business may impact its ability to continue as a going concern. Despite the economic environment in Argentina and the abandonment of its Peso-Dollar currency peg system which has allowed the currency to float freely on currency markets, Transtex has generated positive operating income and cash flow for the first quarters of 2004 and 2003 as well as all of 2003. While throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, the government, in 2003, lifted this ban, and as a result, the Parent was able to receive a $0.3 million dividend from Transtex in March 2003. However, there can be no assurance that the ability to repatriate dividends freely out of the country will continue on a consistent basis.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE B - EARNINGS PER SHARE COMPUTATIONS

Amounts used in the calculation of basic and diluted per share amounts for the quarter ended March 31, 2004 and 2003 were as follows:

                                                    Three Months Ended
                                                    March 31,   March 31,
                                                      2004        2003
                                                    --------    --------
Numerator for loss from continuing operations       $   (881)   $ (2,310)
                                                    ========    ========
Numerator for income from discontinued operations   $ 55,952    $   (345)
                                                    ========    ========
Denominator for per share computations
Weighted average number of shares outstanding
 (in thousands):
    Common Stock                                      11,771      11,771
                                                    ========    ========

In 2004, income from discontinued operations represents the non-cash gain resulting from the disposition of the Company's Australian subsidiary LM in April 2004 and LM's loss from operations for the first quarter ended 2004, while in 2003, it represents the loss from LM's results of operation for the first quarter of 2003. (See Note G for further information.)

The denominator for computing diluted income per share excludes certain warrants, equity options and management incentive options issued in accordance with the Plan, as the exercise prices of such warrants and options were greater than the market price of the common shares.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 150 - In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 in the third quarter of 2003 did not have a material impact on the Company's results of operations or financial position.

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

FIN 45 - In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 is principally a clarification and elaboration of SFAS No. 5, Accounting for Contingencies under which companies were required to recognize a liability when it became likely that the company would have to honor its guarantee. FIN 45 adds disclosures required by the guarantor about its obligations under guarantees it has issued. The disclosure requirements in FIN 45 are effective for annual and interim periods ending after December 15, 2002. It also requires a guarantor to recognize a liability for certain guarantees, at the inception of a guarantee, for the fair value of the obligations it has assumed, even if it is not probable that payments will be required. The initial recognition and measurement provisions of FIN 45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

SAB 104 - In December 2003, the Staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (FAQ) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note D - Inventories (Dollars in thousands) consisted of the following:

                                                   March 31,    December 31,
                                                     2004          2003
                                                   -------       -------
Finished goods                                     $   195       $     7
Work-in-progress                                     7,043         8,934
Raw materials and supplies (net of allowances of
$158 and $314, respectively)                         8,135         7,723
                                                   -------       -------
                                                   $15,373       $16,664
                                                   =======       =======

Inventories are stated at the lower of cost or market with cost being determined either on the first-in-first-out or average cost method.

NOTE E - RESTRUCTURING

In the first quarter of 2003, in light of the significant contraction in stock and bond and food coupon volume reductions, ABN consolidated its Philadelphia operations into its Tennessee operation, thereby placing all of ABN's manufacturing operations within a single location, resulting in the termination of approximately 50 employees. Accordingly, ABN recorded a one-time restructuring charge of $0.4 million in the first quarter of 2003 related primarily to employee terminations. One-time costs related to plant wind down and equipment relocation were funded through internal cash flow and expensed as incurred and have been included in cost of goods sold in accordance with SFAS
146. It is contemplated that the total costs resulting from this restructuring will be recovered within one year from its execution. Additionally, in the third quarter of 2003, ABN consolidated its two secure satellite storage and distribution facilities into a single facility.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE F - Long-term debt

Long-term debt at March 31, 2004 of $103.3 million consists of $102.6 million of the Parent's Senior Notes due January 31, 2005 which is classified as current on the balance sheet, and $0.7 million of mortgage indebtedness secured by properties owned by ABN.

NOTE G - DISCONTINUED OPERATIONS

On April 6, 2004, the Parent entered into a series of agreements with LM, the subsidiary's Banking Syndicate and with a newly-formed company owned by the members of the Banking Syndicate, for the purpose of restructuring LM and to enable the Company to exit as the major shareholder of LM.

Under the terms of the Agreement, LM's capital structure was reorganized such that the Banking Syndicate forgave approximately $47.4 million of LM's $64.7 million of total senior bank debt (inclusive of LM's working capital facility). In exchange, the Parent relinquished its 90% controlling equity stake in LM for approximately (i) 11% of approximately $20 million face amount of newly-issued preference stock and (ii) "deferred common equity" of up to 40% of LM, which will be issued in stages if and when the restructured senior bank debt and the preference stock of reorganized LM is fully repaid and redeemed, respectively. The Company has not ascribed a value to the common equity because events that define its issuance are uncertain and may not occur.

This exchange resulted in a non-cash gain from discontinued operations of $56.0 million to the Company as a result of the Company relinquishing its controlling equity interest in exchange for (i) the net discharge of the Company's carrying value of LM's equity deficit, which was approximately $53.9 million at March 31, 2004 which included a $1.0 million loss from operations for the first quarter of 2004 plus (ii) the value of the newly-issued preference shares received by the Company, which is estimated to be approximately $2.1 million.

As a result of this transaction, effective January 1, 2004, the Company recorded the gain on the disposition of LM as a discontinued operation and reflected the results of operations for the first quarter of 2004 of $1.0 million as a component of discontinued operations. Furthermore, the results of operations of LM for the first quarter of 2003 of $0.4 million were deconsolidated and reflected as a component of discontinued operations for comparative purposes. The Company recorded its remaining preference stock investment in LM valued at approximately $2.1 million under the cost method, as it will have a non-controlling interest in LM and reflected this amount as a component of investment in non-consolidated subsidiaries on the Company's consolidated balance sheet at March 31, 2004. For comparative purposes, the Company deconsolidated LM from the Company's consolidated balance sheet at December 31, 2003, which resulted in a negative investment of $53.8 million and is reflected as a component of investment in non-consolidated subsidiaries.

NOTE H - SEGMENT DATA

Summarized financial information for the three months ended March 31, 2004 and 2003 concerning the Company's reportable segments is as follows (in thousands):

                                     Three Months Ended
                            --------------------------------------
                              March 31, 2004       March 31, 2003
                            ------------------    ----------------
                                     Operating           Operating
                                      Profit               Profit
                             Sales    (Loss)      Sales    (Loss)
                            -------   -------    -------   -------
Brazil                      $27,204   $ 3,051    $21,397   $ 1,100
Australia (1)                    --        --         --        --
United States                 6,286       369      4,674    (1,161)
France                        3,624      (114)     3,535       250
Argentina                     1,782       370      1,107       247
Corporate - United States        --    (1,055)        --    (1,071)
                            -------   -------    -------   -------
Totals                      $38,896   $ 2,621    $30,713   $  (635)
                            =======   =======    =======   =======

(1) LM was disposed of in April 2004 and therefore its results of operations through the date of disposition for 2004 and 2003 are reflected as a component of discontinued operations.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the three months ended March 31, 2004 and 2003 as follows (Dollars in thousands):

                                       Three Months Ended
                                ---------------------------------
                                 March 31, 2004    March 31, 2003
                                ---------------   ---------------
                                 Sales      %      Sales       %
                                -------   -----   -------   -----
Transaction Cards and Systems   $14,516    37.3   $10,004    32.6
Printing Services and
Document Management               6,980    17.9     4,372    14.2
Security Printing Solutions      17,400    44.8    16,337    53.2
                                -------   -----   -------   -----
Total Sales                     $38,896   100.0   $30,713   100.0
                                =======   =====   =======   =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the US operating subsidiary, American Bank Note, Ltda. ("ABNB"), a 77.5% owned Brazilian company, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

On April 7, 2004, the Parent entered into a series of agreements with LM, its former 90% owned Australian subsidiary, and the members of LM's Banking Syndicate, for the purpose of restructuring LM. As a result of this restructuring, the Parent exited as the major shareholder of LM and recognized a non-cash gain on the disposition of LM as a discontinued operation (See Note G for further information). The operations of LM for the first quarter of 2004 and 2003 are therefore reflected as a component of discontinued operations and as a result the following management's discussion of results of operations will exclude any comparison of LM's operations.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

RESULT OF OPERATIONS

Sales by foreign subsidiaries for the three months ended March 31, 2004 and 2003 represent approximately 84% and 85%, respectively of the Company's consolidated sales. The Company has significant operations in Brazil, Argentina and France, whose currencies historically have experienced significant foreign exchange rate fluctuations against the US Dollar. For the first quarter ended March 31, 2004, the Company experienced an average exchange rate appreciation in the Brazilian and Argentine currencies of approximately 21% and 9%, respectively, against the US Dollar when compared to the first quarter ended March 31, 2003. The Euro currency experienced an average appreciation of approximately 17% during the same period. In particular, the Brazilian Real continues to experience tremendous volatility against the US Dollar. Although the average exchange rate for the first quarter of 2004 was R$2.90 to the US dollar, as of May 11, 2004, the Real has weakened to R$3.14 to the US Dollar, therefore continuing to experience volatility.

ABNB is the Company's largest subsidiary, historically contributing approximately half of the revenues, operating profit and cash flow of the consolidated group which can be expected to grow with the deconsolidation of LM. Currency devaluation has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expenses in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, the continued long-term threat of currency devaluation has made it highly unlikely that the Company will be able to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

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

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2004 WITH THE THREE MONTHS ENDED MARCH 31, 2003

SALES

Sales in the first quarter of 2004 increased by $8.2 million or 26.6% from the first quarter of 2003. Exchange rate appreciation resulted in increased revenues of approximately $5.3 million, resulting from increases of $4.6 million attributable to Brazil, $0.5 million to France and $0.2 million to Argentina. After giving effect to exchange rate appreciation, sales increased by $2.9 million in constant dollars, as a result of higher sales in Brazil of $1.2 million, Argentina of $0.5 million, and the United States of $1.6 million, partly offset by lower sales in France of $0.4 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The increase of $1.6 million in sales in the United States was due to increased SPS sales at ABN of stock and bond certificates of $0.4 million, and increases in secure, commercial and government print of $ 1.8 million primarily attributable to higher gift certificate, passport and vital record sales. These increases were partly offset by $0.4 million in reduced revenue resulting from the termination of the USDA food coupon contract. Although stock and bond certificate sales were stronger when compared to the first quarter of 2003, management believes the continued trend toward next day settlement, the overall slow growth in the financial markets and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector will continue to have a negative effect on the mix of sales and gross margins at ABN.

At Transtex, TCS sales increased by $0.5 million despite the severe and ongoing economic recession which continues to negatively impact Argentina. The increase was primarily due to a higher volume of orders placed in 2004 particularly on prepaid telephone cards and to a lesser extent bank and non-secure commercial loyalty cards. These volume increases were partly offset by competitive price decreases particularly in bank cards. Despite the continued improvement in sales at Transtex, there is no guarantee that this trend will continue as credit markets in Argentina continue to remain highly volatile such that the overall trend in card usage remains uncertain.

In France, the decrease of $0.4 million in TCS sales at CPS was principally due to the loss of its phone card business to a global tender and lower sales of non-secure loyalty cards. These decreases were partly offset by increased revenues on bank cards resulting from the bank's requirement that CPS purchase and charge them for the cost of non-personalized base stock transaction cards which began in March 2003.

Sales at ABNB in Brazil were $1.2 million higher than in 2003. The net increase is attributable to higher TCS sales resuling from higher volumes and price increases on sales of phone cards of $1.3 million and credit cards of $0.9 million and higher PSDM sales of $1.4 million primarily due to increases in price and volume levels from Bank Bradesco. These increases were partly offset by lower SPS sales of $2.4 million primarily attributable to lower electronic print volumes due to the cancellation of low margin business.

COST OF GOODS SOLD

Cost of goods sold in the first quarter of 2004 increased $4.0 million or 16.8% from the first quarter of 2003, with a corresponding increase in gross margins of $4.2 million. The impact of exchange rate appreciation accounts for increased cost of goods sold of $3.9 million and increased gross margins of approximately
1.4 million. The effect of exchange rate appreciation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $3.3 million and $1.3 million, France - $0.5 million and nil and Argentina - $0.1 million and $ 0.1 million.

After giving effect to the exchange rate appreciation, cost of goods sold in constant dollars increased by $0.1 million, which resulted primarily from the $2.9 million increase in sales discussed above and a favorable change in product mix. As a result, gross margins in constant dollars increased by approximately $2.8 million when compared to the prior year. The net increase in cost of goods sold and the resulting effect on gross margins in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold decreased to 71.2% in 2004 as compared to 77.2% in 2003. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                               THREE MONTHS ENDED MARCH 31,
                               ----------------------------
                                    2004         2003
                                    ----        -----
                  Brazil            71.6%       78.7%
                  United States     63.3%       73.5%
                  Argentina         61.1%       54.7%
                  France            87.6%       80.8%

Cost of goods sold at ABNB in Brazil decreased by $0.7 million from 2003, with a corresponding increase in gross margins of $1.9 million. Cost of goods sold as a percentage of sales decreased by 7.1% when compared to the prior year. The decrease in cost of goods sold in constant dollar terms was attributable to both an increase in sales and a favorable change in product mix with higher volumes of TCS phone and credit cards at higher margins with an increase in pricing, and the elimination of customer orders which resulted in losses in 2003 at ABNB's SPS electronic print business. These improvements were partly offset by increased fixed costs primarily attributable to increased maintenance, salaries, and communication costs with respect to SPS driver's license and intaglio print products and additional maintenance and utilities on the TCS phone card chemical lines.

Cost of goods sold at ABN in the United States increased by $0.5 million and resulted in an increase in gross margins of $1.1 million when compared to the prior year. As a percentage of sales, cost of goods sold decreased by approximately 10.2%, when compared to the prior year, principally due to a reduction in fixed costs at ABN of approximately $0.4 million in 2004 as a result of closing its Philadelphia plant in the first quarter of 2003 and consolidating its operations into a single location in Tennessee (See Note-E Restructuring). The remaining increase in cost of goods sold and gross margins is directly attributable to the $1.6 million increase in sales. There is no guarantee that the higher level of stock and bond certificate business will continue in the future given the continued trend toward an overall reduced demand for secure paper-based documents of value.

In Argentina, cost of goods sold at Transtex was approximately $0.4 million higher than in 2003, which resulted in an increase in gross margins of $0.1 million, primarily due to increased sales. As a percentage of sales, cost of goods sold increased by 6.4% over the prior year primarily due to an increase in raw material costs. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend in gross margins will continue.

At CPS in France, cost of goods sold decreased by approximately $0.1 million when compared to 2003 resulting in a decrease in gross margins of $0.3 million. As a percentage of sales, cost of goods sold increased by approximately

6.8% from 2003, primarily due to an increase in fixed costs for security, quality control and inventory management and higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the banks which did not commence until March 2003.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses during the first quarter of 2004 increased by approximately $0.7 million when compared to the first quarter of 2003. Exchange rate appreciation resulted in increased selling and administrative expenses of approximately $0.5 million, resulting from exhange rate appreciation increases of $0.4 million in Brazil and $0.1 million in France. This resulted in a net increase in selling and administrative expense from the prior year in constant dollars of $0.2 million. In constant dollars, each of the operating subsidiaries closely approximated the prior year with the exception of $0.3 million in higher selling expenses at ABNB due to increased sales, partly offset by a decrease in personnel expenses of $0.1 million at ABN. As a percentage of sales, selling and administrative expenses were comparatively lower (14.4 % in 2004 as compared to 16% in 2003) due to higher sales in 2004.

RESTRUCTURING

The restructuring charge of $0.4 million in the first quarter of 2003 represents severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all its manufacturing operations into its Tennessee facility. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

DEPRECIATION EXPENSE

Depreciation and amortization expense for the first quarter of 2004 was $0.6 million higher when compared to the first quarter of 2003. Exchange rate appreciation accounts for an increase of approximately $0.5 million, resulting in a net increase of $0.1 million in constant dollars. This increase was primarily related to the additional depreciation expense at ABNB resulting from an increase in capital expenditures.

INTEREST EXPENSE

Interest expense for the first quarter of 2004 was approximately $0.2 million lower when compared to the first quarter of 2003. This increase resulted primarily from an increase of $0.2 million in accrued pay in kind interest on the Parent's Senior Notes.

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

OTHER, NET

Other net income for the first quarter of 2004 increased by approximately $1.2 million primarily resulting from a $0.4 million gain on the sale of ABN's Philadelphia plant in January 2004, a $0.6 million sale by ABN of certain idle currency equipment which was impaired in prior years and other miscellaneous income of $0.2 million.

TAXES ON INCOME

Taxes on income are calculated using the effective tax rate for each tax jurisdiction and various assumptions, such as state and local taxes and the utilization of foreign taxes in the US The effective tax rate is further adjusted for any permanent differences between the book basis and tax basis of assets and liabilities. In addition, the Company has provided a valuation allowance against its US net operating losses and other US deferred tax assets due to the uncertainty as to the realization of US taxable income in the future.

MINORITY INTEREST

Minority interest represents the 22.5% minority interest in ABNB held by Bradesco Vida e Previdencia S.A., a subsidiary of the Bradesco Group.

LIQUIDITY AND CAPITAL RESOURCES

CASH. At March 31, 2004 and December 31, 2003, the Company had approximately $8.5 million and $9.0 million, respectively in cash and cash equivalents.

SUMMARY OF CASH FLOWS. Cash and cash equivalents decreased by $0.6 million in the first quarter of 2004 compared to a decrease of $2.2 million in the comparable period of 2003. This increase in cash flow of $1.6 million between the periods resulted from the following:

     o A $1.8 million net increase in cash flow from operating activities attributable to a $3.3 million increase in net income after non-cash adjustments partly offset by a $1.5 million unfavorable working capital variance. The unfavorable working capital variance is principally attributable to the slower collection of receivables in Brazil, the higher level of receivable balances at ABN and Argentina corresponding to increased sales in 2004 compared to 2003, as well as the lower level of payables in 2004 at CPS in France attributable to a reduction in its business. In addition, ABN reflected a lower payables balance in 2004 compared to 2003 as a result of the postponement of payments in the first quarter of 2003. These unfavorable working capital variances were partly offset by a favorable inventory variance, primarily at CPS in France and at ABN. The lower inventory balance at CPS was attributable to the loss of the phone card business while at ABN, the lower balance was attributable to the loss of the food coupon contract.

     o A $1.0 million net decrease in cash flow from investing activities principally attributable to higher capital expenditures in Brazil, ABN, and CPS in France of $1.9 million, $0.2 million, and $0.1 million, respectively in 2004 partly offset by proceeds received at ABN from the sale of its Philadelphia facility of $0.7 million and the sale of currency equipment of $0.5 million

     o A $1.0 million net increase in cash from financing activities when compared to 2003 attributable to the Company's use of $2.0 million in February 2003 to buy back its Senior Notes as well as the $0.1 million repayment of short-term equipment financing in Brazil in 2003 partly offset by a $0.7 million repayment of working capital facilities in 2004 at CPS of $0.5 million and ABN of $0.2 million. In addition, dividends to ABNB's minority shareholder increased by $0.4 million.

     o A $0.2 million net decrease in cash due to the impact of unfavorable exchange rate valuation in 2004 as compared to 2003 on cash balances on hand.

SHORT-TERM BORROWINGS. At March 31, 2004, the Company's subsidiaries had outstanding approximately $0.7 million (excluding letters of credit) under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, has a one year $2 million asset-based working capital facility with a local bank in Tennessee which expires in June 2004 and allows ABN to borrow at a 5.5% short term interest rate for general working capital and letters of credit purposes. ABN had used approximately $0.5 million of which $0.2 million was for general working capital purpose and $0.3 million for outstanding letters of credit, leaving approximately $1.5 million available for borrowing. ABN's current use of the line presently stands at approximately $0.7 million and it is anticipated that additional borrowings on the line may be required at various times in 2004. The Company's French subsidiary, CPS, had available approximately $1.2 million at March 31, 2004 under its working capital credit facility with several different local banks which allows it to borrow at an average rate of approximately 3.5% partly collateralized by certain receivables. At March 31, 2004, CPS has no borrowings on the line, however, it is anticipated that borrowings on the line will be required at various times in 2004.

Long-Term Debt. The Company's long-term debt consists of (i) the $102.6 million of the Parent's 10 3/8% Senior Notes due January 31, 2005, which accrues interest in kind and is classified as current, and (ii) $0.7 million of mortgage indebtedness at ABN.

In February 2003, the Parent purchased through privately negotiated transactions a block of $4.0 million face amount of Senior Notes for an aggregate purchase price of $2.0 million. The Parent recorded a gain of approximately $2.0 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price in the first quarter of 2003.

ABILITY TO REPAY DEBT

The high levels of the Parent's Senior Note indebtedness, $102.6 million at March 31, 2004, poses a high degree of uncertainty as to the Company's ability to repay this debt upon the January 31, 2005 maturity date. Moreover, it is highly unlikely that the Company will generate sufficient future cash flow from operations to repay these Senior Notes upon maturity. This factor combined with the Company's limited access to capital and financial markets for the purpose of obtaining new financing or equity to refinance the Senior Notes makes it highly likely that the Company will require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. Absent a significant increase in available free cash flow from operations, it is the Parent's intention from now until the maturity date to continue to pay in kind its semi-annual interest payments on the Senior Notes in lieu of cash interest, as permitted under its revised indenture. However, because each of the Parent's subsidiaries is a self-funded stand-alone entity, it is anticipated that each subsidiary, will continue to operate its business in the normal course, on a stand-alone basis, irrespective of any restructuring of the Parent. See the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for further disclosure relating to these risks.

As a holding company, the Parent is dependent on dividends from its subsidiaries to service its US publicly held debt and to fund its corporate offices expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund any material portion of the US obligations. There can be no assurance that ABN and ABNB will continue to generate sufficient excess cash flow form their respective operations to service and repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the captions, "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2004 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which should be considered in connection with a review of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the US Dollar in 2003. Foreign exchange rate fluctuations on a comparative basis continued to exist in the first quarter of 2004 when compared to the same period in 2003.

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US Dollars and, in the case of ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the three months ending March 31, 2004, the Company experienced an average appreciation in the Brazilian and Argentine currencies of approximately 21% and 9%, respectively. Although the average exchange rate for the first quarter of 2004 was R$2.90 to the US Dollar, as of May 11, 2004, the Real had weakened to R$3.14 to the US Dollar, and continues to experience volatility. As ABNB is the Company's largest subsidiary, historically contributing approximately half of the revenues, operating profit and cash flow of the consolidated group, the continued threat of currency devaluation could severely impact the Company's ability to repay upon maturity its Senior Notes due January 31, 2005, and to fund its corporate operating expenses.

ITEM 4  CONTROLS AND PROCEDURES

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

On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge any claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on June 24, 2004, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBIT NUMBER             DESCRIPTION

         Exhibit 31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

     (B) NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17,2004.

                              AMERICAN BANKNOTE CORPORATION


                              By:  /S/ STEVEN G. SINGER
                                   -------------------------------
                                  Steven G. Singer
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)


                              By:  /S/ PATRICK J. GENTILE
                                   -------------------------------
                                  Patrick J. Gentile
                                  Executive Vice President and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)