Form 10-Q
period 2004-06-30
AMERICAN BANKNOTE CORP
filed 2004-08-13
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ].

As of August 14, 2004, 11,770,815 shares of the Registrant's Common Stock, par value $.01 per share were outstanding.

                          AMERICAN BANKNOTE CORPORATION

                                    FORM 10-Q

                                    I N D E X

                                                                            PAGE
                                                                             NO.

PART I - FINANCIAL INFORMATION


      Item 1.  Financial Statements.........................................  1


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................  15


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  26


     Item 4.  Controls and Procedures.......................................  26

PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings............................................  28


     Item 6.   Exhibits and Reports on Form 8-K.............................  30


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                          June 30,
                                                            2004        December 31,
                                                         (Unaudited)        2003
                                                         ----------      ----------
ASSETS
Current assets
 Cash and cash equivalents                               $  10,429       $   9,018
 Accounts receivable, net of allowance for doubtful
  accounts of $966 and $1,096                               19,921          19,414
 Inventories, net of allowances of $364 and $314            15,960          16,664
 Prepaid expenses and other                                  4,303           3,427
 Deferred tax assets of subsidiaries                         2,665           2,244
                                                         ----------      ----------
          Total current assets                              53,278          50,767
                                                         ----------      ----------

Property, plant and equipment
 Land                                                        1,964           2,179
 Buildings and improvements                                  6,264           7,811
 Machinery, equipment and fixtures                          80,582          82,632
 Construction in progress                                      526              34
                                                         ----------      ----------
                                                            89,336          92,656
 Accumulated depreciation and amortization                 (49,213)        (48,028)
                                                         ----------      ----------

                                                            40,123          44,628

Other assets                                                 1,118           1,802

Investment in non-consolidated subsidiaries                  7,050         (48,527)

Goodwill                                                    68,274          72,121
                                                         ----------      ----------

          Total assets                                   $ 169,843       $ 120,791
                                                         ==========      ==========

                 See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                     June 30,
                                                                       2004        December 31,
                                                                    (unaudited)        2003
                                                                    ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Current portion of long-term debt                                  $ 105,254       $      29
 Revolving  credit facilities                                             349           1,393
 Accounts payable and accrued expenses                                 27,468          26,754
                                                                    ----------      ----------
            Total current liabilities                                 133,071          28,176

Long-term debt                                                            641         100,667

Other long-term liabilities                                            10,993          13,012

Deferred taxes                                                          2,025           2,196

Minority interest                                                      22,526          24,217
                                                                    ----------      ----------

            Total liabilities                                         169,256         168,268

Commitments and Contingencies

Stockholders' equity (deficit)
 Common Stock, par value $.01 per share, authorized 20,000,000
   shares; issued 11,828,571 shares                                       118             118
 Capital  surplus                                                      20,893          20,893
 Retained deficit                                                     (31,916)        (86,013)
 Treasury stock, at cost 57,756 shares                                   (103)           (103)
 Accumulated other comprehensive income                                11,595          17,628
                                                                    ----------      ----------
            Total stockholders' equity (deficit)                          587         (47,477)
                                                                    ----------      ----------
                                                                    $ 169,843       $ 120,791
                                                                    ==========      ==========

                           See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands)

                                                     Six Months Ended               Second Quarter
                                                          June 30,                      June 30,
                                                    2004           2003           2004           2003
                                                  ---------      ---------      ---------      ---------
CONTINUING OPERATIONS
Sales                                             $ 75,932       $ 66,947       $ 37,036       $ 36,234
                                                  ---------      ---------      ---------      ---------

Costs and expenses
 Cost of goods sold                                 53,914         50,549         26,202         26,813
 Selling and administrative                         11,279         10,025          5,659          5,112
 Restructuring                                          --            366             --             --
 Depreciation and amortization                       5,743          4,972          2,800          2,639
                                                  ---------      ---------      ---------      ---------
                                                    70,936         65,912         34,661         34,564
                                                  ---------      ---------      ---------      ---------

                                                     4,996          1,035          2,375          1,670
                                                  ---------      ---------      ---------      ---------
Other expense (income)
 Interest expense                                    5,397          5,030          2,688          2,516
 Gain on post-retirement settlement                 (1,411)            --         (1,411)            --
 Gain on senior note repurchase                         --         (3,393)            --         (1,380)
 Other, net                                         (1,055)           358            (53)           109
                                                  ---------      ---------      ---------      ---------
                                                     2,931          1,995          1,224          1,245
                                                  ---------      ---------      ---------      ---------

Income (Loss) before reorganization
  items, taxes on income and
    minority interest                                2,065           (960)         1,151            425

Reorganization costs                                    --            104             --             61
                                                  ---------      ---------      ---------      ---------

Income (loss) before taxes on
  income and minority interest                       2,065         (1,064)         1,151            364

Taxes on income                                      3,049          1,900          1,691          1,118
                                                  ---------      ---------      ---------      ---------

Loss before minority
  interest                                            (984)        (2,964)          (540)          (754)

Minority interest                                      871            390            434            290
                                                  ---------      ---------      ---------      ---------

Loss from continuing operations                     (1,855)        (3,354)          (974)        (1,044)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                    (961)        (1,629)            --         (1,284)
 Gain on disposal of discontinued operations        56,913             --             --             --
                                                  ---------      ---------      ---------      ---------
                                                    55,952         (1,629)            --         (1,284)
                                                  ---------      ---------      ---------      ---------
Net income (loss)                                 $ 54,097       $ (4,983)      $   (974)      $ (2,328)
                                                  =========      =========      =========      =========

Net income (loss) per common share -
 Basic and Diluted
 Continuing operations                            $  (0.15)      $  (0.28)      $  (0.08)      $  (0.09)
 Discontinued operations                              4.75          (0.14)            --          (0.11)
                                                  ---------      ---------      ---------      ---------

Net income (loss)                                 $   4.60       $  (0.42)      $  (0.08)      $  (0.20)
                                                  =========      =========      =========      =========

                                See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
 (Dollars in thousands, except per share data)

                                                  Six Months Ended               Second Quarter
                                                       June 30,                      June 30,
                                                 2004           2003           2004           2003
                                               ---------      ---------      ---------      ---------
Net income (loss)                              $ 54,097       $ (4,983)      $   (974)      $ (2,328)

  Foreign currency translation adjustment        (6,033)        15,799         (5,451)        11,773
                                               ---------      ---------      ---------      ---------

Comprehensive income (loss)                    $ 48,064       $ 10,816       $ (6,425)      $  9,445
                                               =========      =========      =========      =========



                                See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                         2004            2003
                                                       ---------      ---------

Net cash provided by operating activities              $  6,529       $  2,155

Investing Activities
  Capital expenditures                                   (4,069)        (2,326)
  Proceeds from sale of assets                            1,267              4
                                                       ---------      ---------
Net cash used in investing activities                    (2,802)        (2,322)

Financing Activities
  Revolving facilities, net                              (1,043)          (141)
  Repayment of long-term debt, net                          (12)           (27)
  Repurchase of senior notes                                 --         (2,929)
  Dividend to minority shareholder                         (869)          (608)
                                                       ---------      ---------
Net cash used in financing activities                    (1,924)        (3,705)

Effect of foreign currency exchange rate changes
  on cash and cash equivalents                             (392)           351
                                                       ---------      ---------

Increase (decrease) in cash and cash equivalents          1,411         (3,521)

Cash and cash equivalents - beginning of year             9,018         10,769
                                                       ---------      ---------
Cash and cash equivalents - end of period              $ 10,429       $  7,248
                                                       =========      =========

Supplemental disclosures of cash flow information
  Taxes                                                $  3,300       $  1,800
  Interest                                                  100            100
  Reorganization items                                      581            359


                 See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2004
(Dollars in thousands)


                                                                           Accumulated
                                                                              Other
                                                                              Compre-        Total
                  Common         Capital       Retained       Treasury        hensive       Equity
                   Stock         Surplus        Deficit         Stock         Income       (Deficit)
                 ---------      ---------      ---------      ---------      ---------     ---------
Balance -
January 1,
  2004           $    118       $ 20,893       $(86,013)      $   (103)      $ 17,628      $(47,477)

Net Income                                       54,097                                      54,097

Currency
 Translation
 Adjustments                                                                   (6,033)       (6,033)
                 ---------      ---------      ---------      ---------      ---------     ---------
 Balance
 June 30,
  2004           $    118       $ 20,893       $(31,916)      $   (103)      $ 11,595      $    587
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

On April 6, 2004, the Parent exited as the 90% major shareholder of its former Australian subsidiary, ABN Australasia Limited (trading as the Leigh Mardon Group ("LM")) by entering into a series of agreements with LM and the members of LM's Senior lending syndicate, ("the Banking Syndicate"). Although the Parent continues to own a minority interest in LM, the disposal of this segment has been recorded as a discontinued operation of the Company's business. See Note H for further information.

The financial information as of June 30, 2004 and for the six-month and second quarter periods ended June 30, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the six months and second quarter ended June 30, 2004 may not be indicative of the results that may be expected for the full year.

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

The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the US Dollar in 2003. Significant foreign exchange rate fluctuations on a comparative basis continued to exist in the six months and second quarter of 2004 when compared to the same period in 2003.

Over the past year, the Brazilian Real and the Argentine Peso have each improved overall, despite the significant volatility and fluctuations which have historically plagued both countries' currencies. For the six months ended June 30, 2004 when compared to the six months ended June 30, 2003, the Brazilian and Argentine currencies experienced an average exchange rate appreciation of approximately 9% and 3.5%, respectively. The Euro currency experienced an average appreciation of approximately 11% during the same period.

For the second quarter ended June 30, 2004, the Company experienced an average exchange rate devaluation of approximately 2% in Brazil and Argentina, respectively. The Euro currency experienced an average appreciation of approximately 6% during the same period.

The Brazilian Real has experienced, and continues to demonstrate, tremendous volatility against the US Dollar. The average exchange rate for the six months ended June 30, 2004 was R$2.97 to the US Dollar. As of August 9, 2004, the Real had weakened to R$3.03 to the US Dollar. Given its historic volatility there is no guarantee that the Real will either improve or stabilize at any certain level against the US Dollar.

ABNB is the Parent's largest subsidiary, historically contributing approximately half of the revenues, operating profit and cash flow of the consolidated group, which can be expected to grow as a percentage of the Company's total revenues and operating profit with the deconsolidation of LM, which had historically reported significant losses. The Real's overall devaluation since its introduction has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

In Argentina, despite the economic environment and the abandonment of its Peso-Dollar currency peg system (which has allowed the currency to float freely on currency markets), Transtex has generated positive operating income and cash flow for the first and second quarters of 2004 and 2003 as well as all of 2003. While throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, the government, in 2003, lifted this ban, and as a result, the Parent was able to receive a $0.1 million and $0.3 million dividend from Transtex for the first six months ended June 30, 2004 and 2003, respectively. However, there can be no assurance that the ability to repatriate dividends freely out of the country will continue on a consistent basis in light of the instability of the Argentine credit markets.

NOTE B - EARNINGS PER SHARE COMPUTATIONS

Amounts used in the calculation of basic and diluted per share amounts for the six months and second quarter ended June 30, 2004 and 2003 were as follows:

                                                           Six Months Ended            Second Quarter Ended
                                                               June 30,                       June 30,
                                                         2004           2003            2004           2003
                                                         ----           ----            ----           ----
Numerator for loss from continuing operations          $ (1,855)      $ (3,354)      $   (974)      $ (1,044)
Numerator for income from discontinued operations      $ 55,952       $ (1,629)      $     --       $ (1,284)
Denominator for per share computations
Weighted average number of shares outstanding
(in thousands)
  Common Stock                                           11,771         11,771         11,771         11,771

In 2004, income from discontinued operations represents the one-time non-cash gain resulting from the disposition of the Company's Australian subsidiary LM in April 2004 and LM's loss from operations for the six months and second quarter ended 2004. In 2003, the loss from discontinued operations represents the loss from LM's results of operations for the six months and second quarter of 2003. (See Note H for further information.)

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

FIN 46 - In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (revised December 2003), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity. VIEs are entities that lack sufficient equity to finance its activities without additional subordinated financial support or whose equity investors do not have the characteristics of a controlling financial interest. All VIEs, with which the Company is involved, must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The provisions of FIN 46 must be applied to all entities subject to this Interpretation effective beginning in the first quarter of 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46 does not have a material effect on the Company's results of operations or financial position.

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

SAB 104 - In December 2003, the Staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition" which supersedes and further clarifies certain provisions of SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (FAQ) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies.

Note D - Inventories (Dollars in thousands) consisted of the following:

                                                        June 30,    December 31,
                                                          2004         2003
                                                          ----         ----

Finished goods                                          $     7       $     7
Work-in-progress                                          7,175         8,934
Raw materials and supplies (net of allowances of
$364 and $314, respectively)                              8,778         7,723
                                                        -------       -------
                                                        $15,960       $16,664
                                                        =======       =======

Inventories are stated at the lower of cost or market with cost being determined either on the first-in-first-out or average cost method.

NOTE E - RESTRUCTURING

In the first quarter of 2003, ABN consolidated its Philadelphia operations into its Tennessee operation, thereby placing all of ABN's manufacturing operations within a single location, resulting in the termination of approximately 50 employees. Accordingly, ABN recorded a one-time restructuring charge of $0.4 million for the first six months of 2003 related primarily to employee terminations. One-time costs related to plant wind down and equipment relocation were funded through internal cash flow and expensed as incurred and have been included in cost of goods sold in accordance with SFAS 146. The total costs resulting from this restructuring were recovered within one year from its execution. Additionally, in the third quarter of 2003, ABN consolidated its two secure satellite storage and distribution facilities into a single facility.

NOTE F - Long-term debt

Long-term debt at June 30, 2004 of $105.9 million consists of $105.2 million of the Parent's Senior Notes due January 31, 2005 which is classified as current on the balance sheet, and $0.7 million of mortgage indebtedness secured by properties owned by ABN.

NOTE G - Gain on Post Retirement Settlement

In May 2004, the Parent renegotiated the terms of its supplemental executive retirement plan ("the Serp") with Morris Weissman, the Company's former Chairman and CEO. Under the terms of the settlement, Mr. Weissman agreed to forego his annual Serp payment of $297,000 per year for the following: (i) a lump sum one-time cash payment of $235,000; (ii) a reduced annual benefit in the amount of $196,000 per year from January 2005 to June 2011; (iii) a further reduced annual benefit in the amount of $144,000 per year commencing July 2011 and continuing until Weissman's death ( unless he is survived by his current spouse, in which case the payments will continue to her until her death); (iv) a twenty five percent partial funding of Weissman's medical and dental insurance premiums through August 2006 and (v) an extension on the forgiveness of Weissman's corporate loan through December 31, 2012.

As a result of the settlement and the change in certain actuarial assumptions, the Company recognized a $1.4 million non-cash gain which was recorded as a separate component of other expense (income).

The Parent, due to cash flow constraints, continues not to make any payments to the remaining participants of the Serp. There is no assurance that successful negotiated settlements with the remaining participants can be achieved in order to avoid litigation.

NOTE H - Discontinued Operations

On April 6, 2004, the Parent entered into a series of agreements with LM, the subsidiary's Banking Syndicate and with a newly-formed company owned by the members of the Banking Syndicate, for the purpose of restructuring LM and to enable the Company to exit as the major shareholder of LM.

Under the terms of the Agreement, LM's capital structure was reorganized such that the Banking Syndicate forgave approximately $47.4 million of LM's $64.7 million of total senior non-recourse bank debt (inclusive of LM's working capital facility). In exchange, the Parent relinquished its 90% controlling equity stake in LM for approximately (i) 11% of approximately $20 million face amount of newly-issued preference stock and (ii) "deferred common equity" of up to 40% of LM, which will be issued in stages if and when the restructured senior bank debt and the preference stock of reorganized LM are fully repaid or redeemed. The Company has not ascribed a value to the common equity because events that define its issuance are uncertain and may not occur.

This exchange resulted in a non-cash gain from discontinued operations of $56.0 million to the Company as a result of the Company relinquishing its controlling equity interest in exchange for (i) the net discharge of the Company's carrying value of LM's equity deficit, which was approximately $53.9 million at June 30, 2004 (which included a $1.0 million loss from operations for the first quarter of 2004) plus (ii) the value of the newly-issued preference shares received by the Company, which is estimated to be approximately $2.1 million.

As a result of this transaction, effective January 1, 2004, the Company recorded the gain on the disposition of LM as a discontinued operation and reflected LM's loss from operations for the six months of 2004 of $1.0 million as a component of discontinued operations. The Company did not break out LM's results of operations for the six days in April from the gain on the sale in the second quarter, as these results would not be meaningful. Furthermore, the results of operations of LM for the six months and second quarter of 2003 of $1.6 million and $1.3 million, respectively were deconsolidated and reflected as a component of discontinued operations for comparative purposes. The Company recorded its remaining preference stock investment in LM valued at approximately $2.1 million under the cost method, as it will have a non-controlling interest in LM and reflected this amount as a component of investment in non-consolidated subsidiaries on the Company's consolidated balance sheet at June 30, 2004. For comparative purposes, the Company deconsolidated LM from the Company's consolidated balance sheet at December 31, 2003, which resulted in a negative investment of $53.8 million and is reflected as a component of investment in non-consolidated subsidiaries.

NOTE I - SEGMENT DATA

Summarized financial information for the six months ended June 30, 2004 and 2003 concerning the Company's reportable segments is as follows (in thousands):

                                                Six Months Ended
                                                ----------------
                                    June 30, 2004             June 30, 2003
                              -----------------------    -----------------------
                                            Operating                  Operating
                                              Profit                     Profit
                                Sales         (Loss)       Sales         (Loss)
                              ---------     ---------    ---------     ---------

Brazil                        $ 52,437      $  6,459     $ 46,175      $  3,378
Australia (1)                       --            --           --            --
United States                   12,112           524       10,639        (1,083)
France                           7,623          (302)       7,870           353
Argentina                        3,760           782        2,263           463
Corporate - United States           --        (2,467)          --        (2,076)
                              ---------     ---------    ---------     ---------
Totals
                              $ 75,932      $  4,996     $ 66,947      $  1,035
                              ========      ========     ========      ========
-------------
(1) LM was disposed of in April 2004. For comparative purposes, its results of operations are reflected as a component of discontinued operations.


Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the six months ended June 30, 2004 and 2003 as follows (Dollars in thousands):

                                               Six Months Ended
                                               ----------------
                                      June 30, 2004            June 30, 2003
                                 ---------------------    ----------------------
                                  Sales           %        Sales           %
                                 -------       -------    -------       -------

Transaction Cards & System       $28,680         37.8%    $22,084         33.0%
Printing Services and
Document Management               13,380         17.6%     11,829         17.7%
Security Printing Solutions       33,872         44.6%     33,034         49.3%
                                 -------       -------    -------       -------

Total Sales                      $75,932        100.0%    $66,947        100.0%
                                 =======       =======    =======       =======

Summarized financial information for the second quarter ended June 30, 2004 and 2003 concerning the Company's reportable segments is as follows (in thousands):

                                            Second Quarter Ended
                                            --------------------
                                   June 30, 2004               June 30, 2003
                                --------------------       ---------------------
                                           Operating                   Operating
                                 Net         Profit         Net         Profit
                                Sales        (Loss)        Sales        (Loss)
                                -----        ------        -----        ------

Brazil                         $25,233      $ 3,408       $24,778      $ 2,278
Australia (1)                       --           --            --           --
United States                    5,826          155         5,965           78
France                           3,999         (188)        4,335          103
Argentina                        1,978          412         1,156          216
Corporate - United States           --       (1,412)           --       (1,005)
                               --------     --------      --------     --------
Totals                         $37,036      $ 2,375       $36,234      $ 1,670
                               ========     ========      ========     ========
---------
(1) LM was disposed of in April 2004. For comparative purposes, its results of operations are reflected as a component of discontinued operations.


The table below presents the principal product line components of these sales for the second quarter ended June 30, 2004 and 2003 as follows (dollars in thousands):

                                              Second Quarter Ended
                                              --------------------
                                      June 30, 2004            June 30, 2003
                                   -------------------     -------------------
                                    Sales         %          Sales        %
                                   -------    --------     --------    -------

Transaction Cards and Systems      $14,164      38.2%      $12,080       33.3%
Printing Services and
  Document Management                6,400      17.3%        7,457       20.6%
Security Printing Solutions         16,472      44.5%       16,697       46.1%
                                   -------    --------     --------    -------
Total Sales                        $37,036      100.0%     $36,234      100.0%
                                   =======    ========     ========    =======

NOTE J - STOCK BASED COMPENSATION PLANS

As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans, the Company elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company elected the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted. The options were granted with an exercise price of $2.50 which is substantially higher than the negligible trading market price of New Common Stock. The Company has determined that this factor combined with the thinly traded public float of the New Common Stock results in an insignificant value and therefore there is no proforma compensation to be measured. In 2002 the Parent granted 780,000 Management Options which are currently two-thirds vested, 88,531 Consultant Options and 177,061 Equity Options which are both totally vested. All options were granted at an exercise price of $2.50 per share. No options were granted in 2003. At the date of grant, the expiration date of the options was 10 years and currently the remaining contractual life of the options is approximately 8.25 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

American Banknote Corporation is a holding company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), the US operating subsidiary, American Bank Note Ltda. ("ABNB"), a 77.5% owned Brazilian company, CPS Technologies, S.A. ("CPS"), a French company and Transtex S.A. ("Transtex"), an Argentine company.

On April 6, 2004, the Parent entered into a series of agreements with LM, its former 90% owned Australian subsidiary, and the members of the Banking Syndicate, for the purpose of restructuring LM. As a result of this restructuring, the Parent exited as the major shareholder of LM and recognized a non-cash gain on the disposition of LM as a discontinued operation (See Note H for further information). The operations of LM in 2004 are therefore reflected as a component of discontinued operations and as a result the following management's discussion of results of operations will exclude any comparison of LM's operations.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

RESULTS OF OPERATIONS

Sales by foreign subsidiaries represented approximately 84% of the Company's consolidated sales for both the six months ended June 30, 2004 and the six months ended June 30, 2003 (excluding LM). Sales by foreign subsidiaries also represented approximately 84% of the Company's consolidated sales for both the second quarter ended June 30, 2004 and the second quarter ended June 30, 2003 (excluding LM). The Company has significant operations in Brazil, Argentina and France, where currencies have experienced significant foreign exchange rate fluctuations against the U.S. Dollar. For the six months ended June 30, 2004, the Company experienced an average exchange rate appreciation in the Brazilian and Argentine currencies of approximately 9% and 3.5%, respectively, against the US Dollar when compared to the six months ended June 30, 2003. The Euro currency experienced an average appreciation of approximately 11% during the same period. For the second quarter ended June 30, 2004, the Company experienced an average exchange rate devaluation of approximately 2% in Brazil and Argentina, respectively when compared to the same period in the prior year. The Euro currency experienced an average appreciation of approximately 6% during the same period. In particular, the Brazilian Real continues to experience tremendous volatility against the US Dollar. Although the average exchange rate for the six months ended June 30, 2004 was R$2.97 to the US Dollar, as of August 9, 2004, the Real had weakened to R$3.03 to the US Dollar, therefore continuing to experience volatility.

ABNB is the Company's largest subsidiary, historically contributing approximately half of the revenues, operating profit and cash flow of the consolidated group, which can be expected to grow as a percentage of the Company's total revenue and operating profit with the deconsolidation of LM, which had historically reported significant losses. Currency devaluation has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to send dividends to the Parent at the same levels as in the past. Although, based on current estimates, it is anticipated that dividends from ABNB (along with those of ABN) will be sufficient to fund the Parent's operating expenses in the foreseeable future, there can be no assurance that further devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, the continued long-term threat of currency devaluation contributes to the likelihood that the Company will be unable to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

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

SALES

Sales in the first six months of 2004 increased by $9.0 million or 13.4% from the same period in 2003. Exchange rate appreciation resulted in increased revenues of approximately $5.2 million: $4.3 million attributable to Brazil, $0.8 million attributable to France and $0.1 million attributable to Argentina. After giving effect to exchange rate appreciation, sales increased by $3.8 million in constant dollars, as a result of higher sales in Brazil of $1.9 million, in Argentina of $1.4 million and in the United Sates of $1.5 million, partly offset by lower sales in France of $1.0 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The increase of $1.5 million in sales in the United States was due to increased SPS sales at ABN in secure commercial and government print of $1.6 million, primarily attributable to higher volumes sold in vital record sales and gift certificate printing and related reconciliation and distribution services, as well as increased sales of stock and bond certificates of $0.4 million. These increases were partly offset by $0.5 million in reduced revenue resulting from the termination of the USDA food coupon contract. Although stock and bond certificate sales were stronger when compared to the first six months of 2003, management believes the continued trend toward next day settlement, the overall slow growth in the capital markets and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector will continue to have a negative effect on the mix of sales and gross margins at ABN.

At Transtex, TCS sales increased by $1.4 million. The increase in TCS sales was primarily due to a higher volume of orders placed in 2004 on prepaid telephone cards, bank cards and non-secure commercial loyalty cards, partly offset by lower prices received on these cards due to competitive pressures. Despite the continued improvement in sales at Transtex, there is no guarantee that this trend will continue as the political and economic environment remain unsettled, credit markets continue to remain highly volatile, and the overall trend in card usage remains uncertain.

In France, the decrease of $1.0 million in TCS sales at CPS was principally due to a $2.1 million loss of its phone card business to a global tender and $0.1 million in lower sales on non-secure commercial loyalty card personalization. These decreases were partly offset by $1.2 million in higher bank card sales, primarily due to new customer orders and to the banks' requirement that CPS purchase and charge them for the cost of non-personalized base stock transactions cards which began in March 2003.

Sales at ABNB in Brazil were $1.9 million higher than in 2003. The net increase is attributable to higher TCS sales resulting from higher volume and price increases on sales of secure credit cards of $3.6 million and phone cards of $0.3 million, and $0.4 million in higher PSDM orders. These increases were partly offset by lower SPS sales of $2.4 million primarily attributable to $3.1 million in lower sales due to a reduction in electronic print volumes resulting from the cancellation of low and negative margin business, partly offset by a $0.7 million increase in sales primarily resulting from a higher volume of orders received on secure government and commercial print.

COST OF GOODS SOLD

Cost of goods sold increased $3.4 million or 6.7% as compared to 2003, with an increase in gross margins of $5.6 million. The impact of exchange rate appreciation accounts for increased cost of goods sold of $3.8 million and increased gross margins of $1.4 million. The effect of exchange rate appreciation by country on cost of goods sold and gross margins respectively was as follows: Brazil - $3.1 million and $1.2 million, France - $0.7 million and $0.1 million and Argentina - $0.1 million and nil.

In constant dollars, cost of goods sold decreased by $0.4 million when compared to 2003, despite the increase in sales discussed above, primarily due to a shift in product mix towards higher margin products, the elimination of low and negative margin contracts (most notably in Brazil), and the reduction of fixed expenses at ABN resulting from plant and labor consolidations. As a result, gross margins in constant dollars increased by approximately $4.2 million when compared to the prior year. The net decrease in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold decreased to 71.0% in 2004 as compared to 75.5% in 2003. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                                  Six Months Ended
                                                      June 30,
                                               2004             2003
                                          ---------------- ----------------

Brazil                                              70.7%            76.3%
United States                                       63.6%            69.6%
Argentina                                           61.1%            57.1%
France                                              89.9%            84.3%

Cost of goods sold at ABNB in Brazil decreased by $1.2 million from 2003, with an increase in gross margins of $3.1 million. Cost of goods sold as a percentage of sales decreased by 5.6% when compared to 2003. The decrease in cost of goods sold in constant dollar terms was primarily attributable to the favorable change in product mix resulting from increased sales of higher margin TCS secure bank card and phone card sales and SPS secure government and commercial print products and the elimination of low or negative margin contracts on SPS electronic print orders. These decreases in cost of goods sold were partly offset by higher fixed costs primarily attributable to increased maintenance, salaries and communication costs with respect to SPS driver's license, secure government and commercial print, and electronic print and PSDM products, and additional maintenance required on the TCS phone card chemical lines.

Cost of goods sold at ABN increased by $0.3 million and gross margins increased by $1.2 million when compared to the prior year, primarily resulting from the increase in sales. Despite the increase in revenue, as a percentage of sales, cost of goods sold decreased by approximately 6% when compared to the prior year, primarily due to the full year effect of lower fixed costs resulting from the consolidation of ABN's Philadelphia operation into its Tennessee facility in 2003 (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

In Argentina, cost of goods sold at Transtex was approximately $0.9 million higher than in 2003, with an increase in gross margins of $0.5 million, primarily as a result of increased sales. Cost of goods sold as a percentage of sales increased by 4.0% over the prior year. This increase was primarily due to a higher volume of cards produced at lower prices, along with an increase in raw material costs.

At CPS in France, cost of goods sold decreased by approximately $0.4 million when compared to 2003 resulting in a decrease in gross margins of $0.6 million, primarily due to lower sales. As a percentage of sales, cost of goods sold increased by approximately 5.6% from 2003 primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the bank and an increase in fixed costs for security, quality control and inventory management. In addition, the increase in costs of goods sold percentage was further impacted by the inability of CPS to further reduce its fixed costs despite the reduction in sales volume principally due to the loss of is phone card business.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by $1.2 million when compared to 2003. Exchange rate appreciation resulted in increases in such expenses of approximately $0.4 million, resulting from exchange rate appreciation increases of $0.3 million in Brazil, $0.1 million in France and nil in Argentina. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $0.8 million. In constant dollars, ABNB's administrative expense increased by $0.5 million due to increased professional fees and higher wages and social charges, partly offset by $0.1 million in lower selling expenses. In Argentina, selling and administrative expenses increased by $0.1 million, primarily due to an increase in wages and social charges, and a bonus provision resulting from the improved operating results. In addition, Parent Company expenses were $0.4 million higher primarily due to an increase in legal fees to defend certain actions most notably the Lithuania claim (see Legal Proceedings for further information). These increases were partly offset by a $0.1 million decrease at ABN due to a net reduction in personnel. Selling and administrative expenses as a percentage of sales were lower at 14.8 % in 2004 as compared to 14.9% in 2003 as a result of the increase in sales.

RESTRUCTURING

The restructuring charge of $0.4 million in the first six months of 2003 represented severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all of its manufacturing operations into its Tennessee facility. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

DEPRECIATION EXPENSE

Depreciation and amortization expense for the first six months of 2004 was $0.8 million higher when compared to the first six months of 2003. Exchange rate appreciation accounts for an increase of approximately $0.5 million, resulting in a net increase of $0.3 million in constant dollars. This increase was primarily related to additional depreciation expense at ABNB and to a lesser extent ABN and CPS, resulting from an increase in capital expenditures for assets placed in service in 2004 and the latter part of 2003.

INTEREST EXPENSE

Interest expense was approximately $0.4 million higher when compared to 2003. This increase resulted primarily from the accrued pay in kind interest on the Parent's Senior Notes, which mature on January 1, 2005 (See "Liquidity and Capital Resources" for further information).

GAIN ON POST-RETIREMENT SETTLEMENT

The $1.4 million non-cash gain with respect to the Parent's Serp represents the actuarial gain resulting from the settlement with the Company's former Chairman and CEO, Morris Weissman (See Note G Gain on Post-Retirement Settlement).


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

OTHER, NET

Other net income increased by approximately $1.4 million when compared to 2003 primarily resulting from a $0.4 million gain on the sale of ABN's Philadelphia plant in January 2004, a $0.6 million sale by ABN of certain idle currency equipment which was impaired in prior years and miscellaneous sales of equipment and foreign currency transaction gains totaling approximately $0.4 million.

BANKRUPTCY COSTS

Bankruptcy costs were $0.1 million in 2003, and represented the wind down of administrative costs which were reasonable and customary to complete the reorganization process. Any further potential costs in 2004 related to the October 2002 consummated Plan are not expected to be material.

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

COMPARISON OF RESULTS OF THE SECOND QUARTER ENDED JUNE 30, 2004 WITH THE SECOND QUARTER ENDED JUNE 30, 2003

SALES

Sales in the second quarter of 2004 increased by $0.8 million or 2.2% from the second quarter of 2003. Net exchange rate devaluation resulted in decreased net revenues of approximately $0.3 million, resulting from decreases of $0.5 million attributable to Brazil and nil to Argentina, partly offset by exchange rate appreciation increases of $0.2 million in France. After giving effect to exchange rate appreciation, sales increased by $1.1 million in constant dollars, as a result of higher sales in Brazil of $1.0 million, Argentina of $0.9 million, partly offset by lower sales in France of $0.6 million and the United States of $0.2 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The decrease of $0.2 million in sales in the United States was due to a net decrease in SPS sales at ABN of secure, commercial and government print of $0.2 million primarily attributable to lower sales resulting from the timing of $0.7 million in foreign passport orders which were received in the first quarter of this year versus the second quarter of last year for a single government customer. This decrease was partly offset by $0.5 million in higher volumes sold in vital record sales and gift certificate printing and related reconciliation and distribution services. While stock and bond certificate sales were approximately the same when compared to the prior year, management believes the continued trend toward next day settlement, the overall slow growth in the financial markets and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector will continue to have a negative effect on the mix of sales and gross margins at ABN.

At Transtex, TCS sales increased by $0.9 million. The increase was primarily due to a higher volume of orders placed in 2004, particularly on prepaid telephone cards, bank cards and non-secure commercial loyalty cards. These volume increases were partly offset by competitive price decreases, particularly in bank cards. Despite the continued improvement in sales at Transtex, there is no assurance that this trend will continue as the political and economic environment remain unsettled, credit markets continue to remain highly volatile, and the overall trend in card usage remains uncertain.

In France, the decrease of $0.6 million in TCS sales at CPS was principally due to a $1.5 million loss of its phone card business to a global tender. These decreases were partly offset by $0.7 million in higher sales on bank cards resulting from the addition of new bank customers and a $0.2 million increase in non-secure commercial loyalty card personalization..

Sales at ABNB in Brazil were $1.0 million higher than in 2003. The net increase is attributable to higher TCS sales of $1.8 million resulting from higher volumes and price increases on sales of secure credit cards of $0.4 million and phone cards of $1.4 million and higher SPS sales of $0.1 million resulting from a higher volume of orders received on secure government and commercial print of $0.6 million partly offset by a reduction of $0.5 million in electronic print volumes resulting form the cancellation of low and negative margin business. These increases were partly offset by lower PSDM sales of $0.9 million primarily attributable to a reduction in customer orders.

COST OF GOODS SOLD

Cost of goods sold in the second quarter of 2004 decreased $0.6 million or 2.3% from the second quarter of 2003, with an increase in gross margins of $1.4 million. The impact of net exchange rate devaluation accounts for decreased cost of goods sold of $0.2 million and decreased gross margins of approximately $0.1 million. The effect of net exchange rate devaluation by country on cost of goods sold and gross margins, respectively was as follows: Brazil - $0.4 million and $0.1 million partly offset by exchange rate appreciation in France of $0.2 million and nil. There was no exchange rate impact in Argentina.

After giving effect to the exchange rate appreciation, cost of goods sold in constant dollars decreased by $0.4 million from the second quarter of 2003, despite the increase in sales discussed above, primarily due to a shift in product mix towards higher margin products, the elimination of low and negative margin contracts (most notably in Brazil) and the reduction of fixed expenses at ABN resulting from plant and labor consolidations. As a result, gross margins in constant dollars increased by approximately $1.5 million when compared to the prior year. The net decrease in cost of goods sold and the resulting effect on gross margins in constant dollars is discussed in detail by subsidiary blow.

As a percentage of sales, cost of goods sold decreased to 70.7% in 2004 as compared to 74% in 2003. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                                     Second Quarter Ended
                                                           June 30,
                                                    2004             2003
                                               ---------------- ----------------

Brazil                                                   69.7%            74.2%
United States                                            63.9%            66.6%
Argentina                                                61.2%            59.4%
France                                                   92.1%            87.2%

Cost of goods sold at ABNB in Brazil decreased by $0.4 million from 2003, with a corresponding increase in gross margins of $1.4 million. Cost of goods sold as a percentage of sales decreased by 4.5% when compared to the prior year. The decrease in costs of goods sold in constant dollar terms was primarily attributable to the favorable change in product mix resulting from increased sales of higher margin TCS secure bank card and phone card sales and SPS secure government and commercial print products, and the elimination of low or negative margin, contracts on SPS electronic print orders. These decreases in cost of goods sold were partly offset by higher fixed costs primarily attributable to increased maintenance, salaries and communication costs with respect to SPS driver's license and secure government and commercial print.

Cost of goods sold at ABN decreased by $0.2 million from 2003 with no change in gross margins when compared to the prior year. As a percentage of sales, cost of goods sold decreased by approximately 6%, when compared to the prior year, primarily due to the full year effect of lower fixed costs resulting from the consolidation of ABN's Philadelphia operation into its Tennessee facility in 2003 (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

In Argentina, cost of goods sold at Transtex was approximately $0.5 million higher than in 2003, which resulted in an increase in gross margins of $0.4 million, primarily due to increased sales. As a percentage of sales, cost of goods sold increased by 1.8% over the prior year primarily due to a higher volume of cards produced at lower prices, along with an increase in raw material costs. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend in gross margins will continue.

At CPS in France, cost of goods sold decreased by approximately $0.3 million when compared to 2003 resulting in a decrease in gross margins of $0.3 million, primarily due to lower sales. As a percentage of sales, cost of goods sold increased by approximately 4.9% from 2003, primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the bank and an increase in fixed costs for security, quality control and inventory management. In addition, the increase in the cost of goods sold percentage was further impacted by the inability of CPS to further reduce its fixed costs despite the reduction in sales volume principally due to the loss of its phone card business.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses during the second quarter of 2004 increased by approximately $0.5 million when compared to the second quarter of 2003. Exchange rate variation was not a factor. Each of the operating subsidiaries closely approximated the prior year with the exception of $0.4 million in higher administrative expenses at the Parent primarily due to an increase in legal fees to defend certain actions, most notably the Lithuania claim (see Legal Proceedings for further information), and a $0.1 million increase in salaries and benefits in Argentina. As a percentage of sales, selling and administrative expenses were comparatively higher (15.3 % in 2004 as compared to 14.1% in 2003).

DEPRECIATION EXPENSE

Depreciation and amortization expense for the second quarter of 2004 was $0.2 million higher when compared to the second quarter of 2003. Exchange rate variation was not a factor. This increase was primarily related to the additional depreciation expense at ABNB resulting from an increase in capital expenditures for assets placed in service in 2004 and the latter part of 2003.

INTEREST EXPENSE

Interest expense for the second quarter of 2004 was approximately $0.2 million higher when compared to the second quarter of 2003. This increase resulted primarily from the accrued pay in kind interest on the Parent's Senior Notes which mature on January 1, 2005 (See "Liquidity and Capital Resources" for further information).

GAIN ON POST-RETIREMENT SETTLEMENT

The $1.4 million non-cash gain with respect to the Parent's Serp represents the actuarial gain resulting from the settlement with the Company's former Chairman and CEO, Morris Weissman (See Note G Gain on Post-Retirement Settlement).

GAIN ON SENIOR NOTE REPURCHASE

In the second quarter of 2003, the Parent purchased through privately negotiated transactions a block of $2.3 million face amount of bonds for an aggregate purchase price of $0.9 million. The Parent recorded a gain of approximately $1.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price in the first quarter of 2003. (See "Liquidity and Capital Resources" for further information).

OTHER, NET

Other net income for the second quarter of 2004 increased by approximately $0.2 million primarily resulting from the gain on certain miscellaneous asset sales and interest income at ABNB and ABN of $0.1 million and foreign currency transaction gains and interest income in Argentina of $0.1 million.

BANKRUPTCY COSTS

Bankruptcy costs were $0.1 million in 2003, and represented the wind down of administrative costs which were reasonable and customary to complete the reorganization process. Any further potential costs in 2004 related to the October 2002 consummated Plan are not expected to be material.

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


LIQUIDITY AND CAPITAL RESOURCES

CASH. At June 30, 2004 and December 31, 2003, the Company had approximately $10.4 million and $9.0 million in cash and cash equivalents, respectively.

SUMMARY OF CASH FLOWS. Cash and cash equivalents increased by $1.4 million in the six months of 2004 compared to a decrease of $3.4 million in the comparable period of 2003. This increase in cash flow of $4.8 million between the periods resulted from the following:

         o A $4.4 million net increase in cash flow from operating activities attributable to a $4.0 million increase in net income after non-cash adjustments and a $0.4 million favorable working capital variance. The favorable working capital variance was principally attributable to higher payables in Brazil and Argentina due to higher levels of business activity, a lower receivables balance at CPS in France resulting from the loss of its phone card business, and favorable inventory variances at CPS in France and at ABN. The favorable inventory variance at CPS was attributable to its first-time build-up in 2003 of inventory related to the purchase of base stock cards for its bank customers as well as a lower inventory balance in 2004 due to the loss of its phone card business. The favorable inventory variance at ABN was due to the loss of its food coupon business. These favorable working capital variances were partly offset by the slower collection of receivables in Brazil, the higher level of receivables balance at ABN corresponding to increased sales in 2004 as compared to 2003, as well as the lower level of payables in 2004 at CPS in France attributable to a reduction in its business.

         o A $0.6 million net decrease in cash flow from investing activities principally attributable to higher capital expenditures in Brazil and CPS in France of $2.0 million and $0.2 million, respectively in 2004 partly offset by lower capital expenditures of $0.4 million at ABN in addition to proceeds received at ABN from the sale of its Philadelphia facility of $0.7 million and the sale of currency equipment of $0.5 million

         o A $1.8 million net increase in cash from financing activities attributable to the Company's use of $2.9 million in the first half of 2003 to buy back its Senior Notes as well as the $0.2 million repayment of short-term equipment financing in Brazil in 2003, partly offset by a $1.0 million repayment of working capital facilities in 2004 at CPS and ABN of $0.6 million and $0.4 million, respectively. In addition, dividends to ABNB's minority shareholder increased by $0.3 million.

         o A $0.8 million net decrease in cash due to the impact of unfavorable exchange rate valuation in 2004 as compared to 2003 on cash balances on hand.

SHORT-TERM BORROWINGS. At June 30, 2004, the Company's subsidiaries had outstanding an aggregate of approximately $0.3 million (excluding letters of credit) under their short-term credit facilities. The Company's domestic subsidiary, ABN, has a one year $2 million asset-based working capital facility with a local bank in Tennessee which expired on June 23, 2004 and was extended for thirty days and subsequently renewed for a one year additional term to expire on July 23, 2005 under the same terms and conditions. Under its present terms, ABN is allowed to borrow at a rate of .75% over the US prime rate for general working capital and letters of credit purposes. At June 30, 2004, ABN had used approximately $0.6 million of which $0.3 million was for general working capital purpose and $0.3 million for outstanding letters of credit, leaving approximately $1.4 million available for borrowing. As of August 11, 2004, ABN's line stood at approximately $0.4 million and it is anticipated that additional borrowings on the line may be required at various times in 2004. The Company's French subsidiary, CPS, had available approximately $1.2 million at June 30, 2004 under its working capital credit facility with several different local banks which allows it to borrow at an average rate of approximately 3.5% partly collateralized by certain receivables. At June 30, 2004, CPS has no borrowings on the line, however, it is anticipated that borrowings on the line will be required at various times in 2004.

Long-Term Debt. The Company's long-term debt consists of (i) the $105.2 million of the Parent's 10 3/8% Senior Notes due January 31, 2005, which accrues interest in kind and is classified as current, and (ii) $0.7 million of mortgage indebtedness at ABN.

On July 15, 2004, the Board of Directors approved a resolution to authorize the Parent to repurchase from time to time, at the discretion of management, directly or through one or more of its subsidiaries up to $5 million face amount of its outstanding Senior Notes at a discount to par value in either open market or privately negotiated transactions. The Parent has not made any repurchases to date.

In 2003, the Parent purchased through privately negotiated transactions a block of $6.3 million face amount of Senior Notes for an aggregate purchase price of $2.9 million. The Parent recorded a gain of approximately $3.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price.

INABILITY TO REPAY DEBT

The high levels of the Parent's Senior Note indebtedness, $105.2 million at June 30, 2004, poses a high degree of uncertainty as to the Company's ability to repay this debt upon the January 31, 2005 maturity date. Indeed, it is highly unlikely that the Company will generate sufficient future cash flow from operations to repay these Senior Notes upon maturity. This factor combined with the Company's limited access to capital and financial markets for the purpose of obtaining new financing or equity to refinance the Senior Notes makes it highly likely that the Company will require a further restructuring, bankruptcy or partial or total liquidation or sale of the Company. Absent a significant increase in available free cash flow from operations, it is the Parent's intention from now until the maturity date to continue to pay in kind its semi-annual interest payments on the Senior Notes in lieu of cash interest, as permitted under its revised indenture. However, because each of the Parent's subsidiaries is a self-funded stand-alone entity, it is anticipated that each subsidiary, will continue to operate its business in the normal course, on a stand-alone basis, irrespective of any restructuring of the Parent. See the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for further disclosure relating to these risks.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2004 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which should be considered in connection with a review of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the US Dollar in 2003. Significant foreign exchange rate fluctuations on a comparative basis continued to exist in the six months and second quarter of 2004 when compared to the same periods in 2003.

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US Dollars and, in the case of ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the six months ending June 30, 2004, the Company experienced an average exchange rate appreciation in the Brazilian and Argentine currencies of approximately 9% and 3.5%, respectively, against the US Dollar when compared to the prior year. The Euro currency experienced an average appreciation of approximately 11% during the same period.

For the second quarter ended June 30, 2004, the Company experienced an average exchange rate devaluation of approximately 2% in Brazil and Argentina, respectively. The Euro currency experienced an average appreciation of approximately 6% during the same period.

The Brazilian Real has experienced, and continues to demonstrate, tremendous volatility against the US Dollar. The average exchange rate for the six months and second quarter ended June 30, 2004 was R$2.97 and R$3.04 to the US Dollar, respectively. As of August 9, 2004, the Real had weakened to R$3.03 to the US Dollar. Despite its significant improvement in 2004, the Real continues to experience exchange rate volatility, as the average exchange rate appreciation for the six months ended June 30, 2004 was 9%, while the average exchange rate devaluation for the second quarter ended June 30, 2004 was 2%, against the US Dollar when compared to the prior year. Given its historic volatility, there is no guarantee that the Real will either improve or stabilize at any certain level against the US Dollar.

ABNB is the Parent's largest subsidiary, historically contributing approximately half of the revenues, operating profit and cash flow of the consolidated group which can be expected to grow, with the deconsolidation of LM. The Real's overall devaluation since its introduction has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expense in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.


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

On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge any claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on October 7, 2004, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

LITHUANIA CLAIM

In October 2003, the Parent notified the Bank of Lithuania, ("Lithuania"), that it would not make its scheduled installment settlement payment of $0.5 million due October 1, 2003 due to its cash flow constraints. The payment was part of a remaining $1.7 million settlement obligation between the Parent and Lithuania that was entered into the Bankruptcy Court and became effective upon the October 1, 2002 consummation of the Plan. Both parties initially entered into a discussion in an attempt to restructure the balance of the obligation to avoid further litigation. However, counsel for Lithuania indicated that the Parent's initial proposal was unacceptable and issued a notice of default. As a result of the default, the entire $1.7 million obligation was recorded as a current liability in accounts payable and accrued expenses at December 31, 2003 and continues to accrue default interest at the prevailing rate. On May 21, 2004, the United States District Court, Southern District of New York granted summary judgment in favor of Lithuania ordering the Parent to pay $1.7 million, which is the outstanding principal, plus the related interest thereon. The Parent is presently evaluating an appeal of this ruling.

MORRIS WEISSMAN POST RETIREMENT SETTLEMENT

In May 2004, the Parent renegotiated the terms of its supplemental executive retirement plan ("the Serp") with Morris Weissman, the Company's former Chairman and CEO. Under the terms of the settlement, Mr. Weissman agreed to forego his annual Serp payment of $297,000 per year for the following: (i) a lump sum one-time cash payment of $235,000; (ii) a reduced annual benefit in the amount of $196,000 per year from January 2005 to June 2011; (iii) a further reduced annual benefit in the amount of $144,000 per year commencing July 2011 and continuing until Weissman's death ( unless he is survived by his current spouse, in which case the payments will continue to her until her death); (iv) a twenty five percent partial funding of Weissman's medical and dental insurance premiums through August 2006 and (v) an extension on the forgiveness of Weissman's corporate loan through December 31, 2012. (See Note G for further information).

The Parent, due to cash flow constraints, continues not to make any payments to the remaining participants of the Serp. There is no assurance that a successful settlement with the remaining participants can be achieved in order to avoid litigation.

USDA LITIGATION

In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. At a status conference on April 13, 2004, before the USDA Board of Contract Appeals, the government acknowledged that approximately $0.2 million of the claim was approved for payment internally and should therefore be released to ABN. Payment was received by ABN in the second quarter of 2004 and was appropriately recognized as revenue in that period. The case on the balance of the claim (with accrued interest thereon) is still pending before the USDA Board of Contract Appeals.

OTHER MATTERS

On July 23, 2004, Patrick J. Gentile, Executive Vice President and Chief Financial Officer of the Parent, executed an Offer of Settlement (the "Settlement") and a Consent and Undertakings (the "Consent") in connection with allegations brought by the Securities and Exchange Commission (the "Commission") surrounding the July 15, 1998 initial public offering of shares in the Parent's then wholly-owned subsidiary, American Bank Note Holographics, Inc. ("ABNH"). The Commission had alleged that while acting as the Corporate Controller of the Parent, Mr. Gentile knew or should have known that ABNH had improperly recognized revenue during fiscal year 1996. The Settlement and the Consent will become final if and when formally approved by the Commission.

Pursuant to the Consent, Mr. Gentile will accept the entry of a final judgment in the United States District Court for the District of Columbia, by which the Commission will settle a Complaint for Civil Penalty (the "Complaint") with respect to Mr. Gentile. Also pursuant to the Consent, in which Mr. Gentile will neither admit nor deny the allegations of the Complaint, Mr. Gentile will agree to pay a civil penalty in the amount of $25,000.

Pursuant to the Settlement, Mr. Gentile will consent to the entry of an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934 (the "Order"). In the Order, Mr. Gentile will neither admit nor deny the findings contained in the Order.

Within the Order, the Commission finds that Mr. Gentile violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the "Securities Act"), and caused violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the "Exchange Act") and Exchange Act Rules 12b-20 and 13a-1. The Commission orders Mr. Gentile to cease and desist from committing or causing any violations, and any future violations, of Sections 17(a)(2) and 17(a)(3) of the Securities Act, as well as Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Exchange Act Rules 12b-20 and 13a-1.

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

Dated: August 14, 2004