Form 10-Q
period 2004-09-30
AMERICAN BANKNOTE CORP
filed 2004-11-15
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

AS OF NOVEMBER 12, 2004, 11,770,815 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE WERE OUTSTANDING.

                                      AMERICAN BANKNOTE CORPORATION

                                                FORM 10-Q

                                                I N D E X

                                                                                                    PAGE
                                                                                                     NO.
                                                                                                    ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements..............................................................      1

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................................     17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................     30

     Item 4.  Controls and Procedures...........................................................     30

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings................................................................     32

     Item 6.   Exhibits and Reports on Form 8-K.................................................     33


                                                   i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                          September 30,
                                                               2004           December 31,
                                                           (Unaudited)            2003
                                                          --------------     --------------

ASSETS
Current assets
   Cash and cash equivalents                              $      13,979      $       9,018
   Accounts receivable, net of allowance for doubtful
     accounts of $1,727 and $1,096                               26,158             19,414
   Inventories, net of allowances of $159 and $314               16,892             16,664
   Prepaid expenses and other                                     4,488              3,427
   Deferred tax assets of subsidiaries                            3,578              2,244
                                                          --------------     --------------
            Total current assets                                 65,095             50,767
                                                          --------------     --------------

Property, plant and equipment
   Land                                                           2,103              2,179
   Buildings and improvements                                     6,711              7,811
   Machinery, equipment and fixtures                             88,299             82,632
   Construction in progress                                          33                 34
                                                          --------------     --------------
                                                                 97,146             92,656
   Accumulated depreciation and amortization                    (55,526)           (48,028)
                                                          --------------     --------------

                                                                 41,620             44,628

Other assets                                                        462              1,802

Investment in non-consolidated subsidiaries                       7,987            (48,527)

Goodwill                                                         72,459             72,121
                                                          --------------     --------------
            Total assets                                  $     187,623      $     120,791
                                                          ==============     ==============


                  See Notes to Condensed Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)


                                                           September 30,
                                                               2004           December 31,
                                                            (unaudited)           2003
                                                          --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current portion of long-term debt                      $     107,056      $          29
   Revolving  credit facilities                                   1,364              1,393
   Accounts payable and accrued expenses                         31,077             26,754
                                                          --------------     --------------
            Total current liabilities                           139,497             28,176

Long-term debt                                                      634            100,667

Other long-term liabilities                                      10,600             13,012

Deferred taxes                                                    2,136              2,196

Minority interest                                                24,693             24,217
                                                          --------------     --------------

            Total liabilities                                   177,560            168,268

Commitments and Contingencies

Stockholders' equity (deficit)
   Common Stock, par value $.01 per share, authorized
     20,000,000 shares; issued 11,828,571 shares                    118                118
   Capital surplus                                               20,893             20,893
   Retained deficit                                             (29,153)           (86,013)
   Treasury stock, at cost 57,756 shares                           (103)              (103)
   Accumulated other comprehensive income                        18,308             17,628
                                                          --------------     --------------
            Total stockholders' equity (deficit)                 10,063            (47,477)
                                                          --------------     --------------
                                                          $     187,623      $     120,791
                                                          ==============     ==============


                  See Notes to Condensed Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
 (Dollars in thousands, except per share data)


                                                          Nine Months Ended                        Third Quarter
                                                             September 30,                         September 30,
                                                        2004               2003               2004               2003
                                                   --------------     --------------     --------------     --------------
CONTINUING OPERATIONS
Sales                                              $     118,084      $     105,257      $      42,152      $      38,310
                                                   --------------     --------------     --------------     --------------

Costs and expenses
   Cost of goods sold                                     83,092             78,787             29,178             28,238
   Selling and administrative                             17,865             15,532              6,586              5,507
   Depreciation and amortization                           8,637              7,694              2,894              2,722
   Restructuring                                              --                479                 --                113
   Gooodwill and asset impairment                             --             (1,051)                --             (1,051)
                                                   --------------     --------------     --------------     --------------
                                                         109,594            101,441             38,658             35,529
                                                   --------------     --------------     --------------     --------------

                                                           8,490              3,816              3,494              2,781
                                                   --------------     --------------     --------------     --------------
Other expense (income)
   Interest expense                                        8,183              7,633              2,786              2,603
   Gain on post-retirement settlement                     (1,411)                --                 --                 --
   Gain on senior note repurchase                           (294)            (3,393)              (294)                --
   Gain on sale of archives                               (3,004)                --             (3,004)                --
   Other, net                                             (1,976)              (762)              (921)            (1,120)
                                                   --------------     --------------     --------------     --------------
                                                           1,498              3,478             (1,433)             1,483
                                                   --------------     --------------     --------------     --------------

Income before reorganization items,
  taxes on income and minority interest                    6,992                338              4,927              1,298

Reorganization costs                                          --                347                 --                243
                                                   --------------     --------------     --------------     --------------

Income (loss) before taxes on income
  and minority interest                                    6,992                 (9)             4,927              1,055

Taxes on income                                            4,603              3,226              1,554              1,326
                                                   --------------     --------------     --------------     --------------

Income (loss) before minority interest                     2,389             (3,235)             3,373               (271)

Minority interest                                          1,481                832                610                442
                                                   --------------     --------------     --------------     --------------

Income (loss) from continuing operations           $         908      $      (4,067)     $       2,763      $        (713)

DISCONTINUED OPERATIONS
   Loss from discontinued operations                        (961)            (2,306)                --               (677)
   Gain on disposal of discontinued operations            56,913                 --                 --                 --
                                                   --------------     --------------     --------------     --------------
                                                          55,952             (2,306)                --               (677)
                                                   --------------     --------------     --------------     --------------
Net income (loss)                                  $      56,860      $      (6,373)     $       2,763      $      (1,390)
                                                   ==============     ==============     ==============     ==============

Net income (loss) per common share -
   Basic and Diluted
   Continuing operations                           $        0.08      $       (0.35)     $        0.23      $       (0.06)
   Discontinued operations                                  4.75              (0.19)                --              (0.06)
                                                   --------------     --------------     --------------     --------------

Net income (loss)                                  $        4.83      $       (0.54)     $        0.23      $       (0.12)
                                                   ==============     ==============     ==============     ==============


                                 See Notes to Condensed Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) - UNAUDITED
 (Dollars in thousands)


                                                    Nine Months Ended                Third Quarter Ended
                                                       September 30,                    September 30,
                                                       -------------                    -------------
                                                   2004            2003             2004            2003
                                               ------------    ------------     ------------    ------------
Net income (loss)                              $    56,860     $    (6,373)     $     2,763     $    (1,390)

   Foreign currency translation adjustment             680          12,928            6,713          (2,872)
                                               ------------    ------------     ------------    ------------

Comprehensive income (loss)                    $    57,540     $     6,555      $     9,476     $    (4,262)
                                               ============    ============     ============    ============


                          See Notes to Condensed Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                          2004               2003
                                                      -------------     -------------
Net cash provided by operating activities             $      8,352      $      4,279

Investing Activities
   Capital expenditures                                     (5,938)           (3,218)
   Proceeds from sale of assets                              4,296                 4
                                                      -------------     -------------
Net cash used in investing activities                       (1,642)           (3,214)

Financing Activities
   Revolving facilities, net                                   (28)             (348)
   Repayment of long-term debt, net                            (15)              (40)
   Repurchase of senior notes                                 (590)           (2,929)
   Dividend to minority shareholder                         (1,287)             (833)
                                                      -------------     -------------
Net cash used in financing activities                       (1,920)           (4,150)

Effect of foreign currency exchange rate changes
  on cash and cash equivalents                                 171               320
                                                      -------------     -------------

Increase (decrease) in cash and cash equivalents             4,961            (2,765)

Cash and cash equivalents - beginning of period              9,018            10,673
                                                      -------------     -------------
Cash and cash equivalents - end of period             $     13,979      $      7,908
                                                      =============     =============

Supplemental disclosures of cash flow information
   Taxes                                              $      5,200      $      3,100
   Interest                                                    200               200
   Reorganization items                                        597               378


              See Notes to Condensed Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2004
(Dollars in thousands)


                                                                                                     Accumulated
                                                                                                        Other
                                                                                                        Compre-           Total
                                   Common          Capital          Retained          Treasury          hensive           Equity
                                   Stock           Surplus          Deficit            Stock            Income           (Deficit)
                               -------------    -------------    -------------     -------------     -------------    -------------
Balance - January 1, 2004      $        118     $     20,893     $    (86,013)     $       (103)     $     17,628     $    (47,477)

Net Income                               --               --           56,860                --                --           56,860

Currency
   Translation Adjustments               --               --               --                --               680              680

                               -------------    -------------    -------------     -------------     -------------    -------------
Balance - September 30,
  2004                         $        118     $     20,893     $    (29,153)     $       (103)     $     18,308     $     10,063
                               =============    =============    =============     =============     =============    =============


                                      See Notes to Condensed Consolidated Financial Statements

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

On April 6, 2004, the Parent exited as the 90% shareholder of its former Australian subsidiary, ABN Australasia Limited (trading as the Leigh Mardon Group ("LM")), by entering into a series of agreements with LM and the members of LM's senior lending syndicate, ("the Banking Syndicate"). Although the Parent continues to own a minority interest in LM, the disposal of this segment has been recorded as a discontinued operation of the Company's business. See Note I for further information.

The financial information as of September 30, 2004 and for the nine-month and third quarter periods ended September 30, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the nine months and third quarter ended September 30, 2004 may not be indicative of the results that may be expected for the full year.

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

As a holding company, the Parent is dependent on dividends from its subsidiaries to repay its Senior Notes and to fund its corporate overhead. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends. Only ABN and ABNB can reasonably be expected to generate sufficient excess cash flow to fund any material portion of the Parent's current operating expenses. However, such cash flows are not currently sufficient to repay the high level of the Parent's Senior Note indebtedness ($107.0 million principal amount at September 30, 2004) while at the same time fund the Parent's corporate overhead. Further, the Company is not currently able to obtain additional capital or borrow additional funds. Therefore, the Company has determined that it will be unable to repay the Senior Notes upon the January 31, 2005 maturity date. Accordingly, it is virtually certain that the Company will undergo further restructuring, through a negotiated transaction with holders of the Senior Notes, bankruptcy protection, or a partial or total liquidation. As a result, the Parent is presently working toward a restructuring plan to propose to the holders of the Senior Notes that reduces its total indebtedness to a level that can be adequately serviced and eventually repaid. However, we cannot assure that the Parent will be able to reach a satisfactory agreement with the holders of the Senior Notes, or that it will be able to satisfy its obligations under any such agreement. Due to the severe cash flow constraints described above, it is the Parent's intention to continue to pay "in kind" the semi-annual interest payments on the Senior Notes in lieu of cash interest.

AMERICAN BANKNOTE CORPORATION AND
SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Based upon the foregoing, the Parent has engaged an independent valuation advisor and counsel with restructuring expertise to work with the Company to propose and negotiate a consensual restructuring of the Parent's capital structure, including its Senior Note indebtedness, which will likely require a bankruptcy court proceeding.

However, because each of the Parent's subsidiaries is a self-funded stand-alone entity, it is anticipated that each subsidiary will continue to operate its business in the normal course, on a stand-alone basis, irrespective of any restructuring of the Parent. See the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for further disclosure relating to these risks.

The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the US Dollar in 2003. Foreign exchange rate fluctuations on a comparative basis continued to exist in the nine months and third quarter of 2004 when compared to the same period in 2003.

Over the past year, the Brazilian Real and the Argentine Peso have each improved overall, relative to the US Dollar despite the significant volatility and fluctuations which have historically plagued both countries' currencies. For the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003, the Brazilian and Argentine currencies experienced an average exchange rate appreciation of approximately 5.5% and 1%, respectively. The Euro currency experienced an average appreciation of approximately 10% during the same period.

For the third quarter ended September 30, 2004, the Company experienced an average exchange rate devaluation relative to the US Dollar of approximately 1.5% in Brazil and approximately 4% in Argentina when compared to the third quarter ending September 30, 2004. The Euro currency experienced an average appreciation of approximately 8% relative to the US Dollar during the same period.

The Brazilian Real has experienced, and continues to demonstrate, tremendous volatility against the US Dollar. The average exchange rate for the nine months ended September 30, 2004 was R$2.97 to the US Dollar. As of November 4, 2004, the Real had strengthened to R$2.83 to the US Dollar. However, at certain times in 2003, the Real traded as poorly as R$3.80 to the US Dollar, and at certain times in 2004, the Real has traded at nearly $3.20 to the US Dollar. Given such volatility, there can be no assurance that the Real will stabilize at any certain level against the US Dollar.

ABNB is the Parent's largest subsidiary, contributing in the nine months ended September 30, 2004, approximately 70% of the revenues and approximately 84% of the operating profit of the consolidated group (excluding Parent company expense). This share has grown as a percentage of the Company's total revenues and operating profit in 2004 with the deconsolidation of LM. The Real's approximately two-thirds overall devaluation since it was permitted to trade freely in 1999 (prior to which the Real had a fixed relationship to the US dollar and traded at approximately R$1 to the Dollar) has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


In Argentina, despite the poor economic environment and the Peso's devaluation since it was permitted to trade freely in 2002 (prior to which the Peso had a fixed relationship to the US Dollar and traded at approximate AR$1 to the Dollar), Transtex has generated positive operating income and cash flow for the first, second and third quarters of 2004 and 2003 as well as all of 2003. While throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, the government, in 2003, lifted this ban, and as a result, the Parent was able to receive $0.3 million and $0.4 million in dividends from Transtex for the nine months ended September 30, 2004 and 2003, respectively. However, there can be no assurance that the ability to repatriate dividends freely out of Argentina will continue nor that further devaluation of the Peso or other business developments will not limit or terminate the ability of Transtex to pay dividends in the future.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE B - EARNINGS PER SHARE COMPUTATIONS

Amounts used in the calculation of basic and diluted per share amounts for the nine months and third quarter ended September 30, 2004 and 2003 were as follows:

                                                                  Nine Months Ended               Third Quarter Ended
                                                                     September 30,                    September 30,
                                                                 2004            2003             2004            2003
                                                             ------------    ------------     ------------    ------------
Numerator for income (loss) from continuing operations       $       908     $    (4,067)     $     2,763     $      (713)

Numerator for income (loss) from discontinued operations     $    55,952     $    (2,306)     $        --     $      (677)

Denominator for per share computations
Weighted average number of shares outstanding
(in thousands)
   Common Stock                                                   11,771          11,771           11,771          11,771


In 2004, income from discontinued operations represents the one-time non-cash gain resulting from the disposition of the Company's Australian subsidiary LM in April 2004 and LM's loss from operations for the nine months and third quarter ended 2004. In 2003, the loss from discontinued operations represents the loss from LM's results of operations for the nine months and third quarter of 2003. (See Note I for further information.)

The denominator for computing diluted income per share excludes certain warrants, equity options and management incentive options issued in accordance with the Plan, as the exercise prices of such warrants and options are greater than the market price of the common shares.

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


FIN 46R - In January 2003, the FASB issued FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities (revised December 2003), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity. VIEs are entities that lack sufficient equity to finance its activities without additional subordinated financial support or whose equity investors do not have the characteristics of a controlling financial interest. All VIEs, with which the Company is involved, must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The provisions of FIN 46R must be applied to all entities subject to this Interpretation effective beginning in the first quarter of 2004. However, prior to the required application of this Interpretation, FIN 46R must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R does not have a material effect on the Company's results of operations or financial position.

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

Note D - Inventories (in thousands) consisted of the following:

                                                   September 30,    December 31,
                                                       2004             2003
                                                   ------------    ------------

Finished goods                                     $         7     $         7
Work-in-progress                                         8,124           8,934
Raw materials and supplies (net of allowances
  of $159 and $314, respectively)                        8,761           7,723
                                                   ------------    ------------
                                                   $    16,892     $    16,664
                                                   ============    ============

Inventories are stated at the lower of cost or market with cost being determined either on the first-in-first-out or average cost method.

NOTE E - RESTRUCTURING

In the first quarter of 2003, ABN consolidated its Philadelphia operations into its Tennessee operation, thereby placing all of ABN's manufacturing operations within a single location, resulting in the termination of approximately 50 employees. Accordingly, ABN recorded a one-time restructuring charge of $0.5 million for the first nine months of 2003 related primarily to employee terminations. One-time costs related to plant wind down and equipment relocation were funded through internal cash flow and expensed as incurred and have been included in cost of goods sold in accordance with SFAS 146. The total costs resulting from this restructuring were recovered within one year from its execution. Additionally, in the third quarter of 2003, ABN consolidated its two secure satellite storage and distribution facilities into a single facility.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


In January 2004, ABN sold its Philadelphia plant for approximately $0.7 million, resulting in a $0.4 million gain. Please refer to Item 2, "Managements Discussion and Analysis of Financial Condition and Results of Operations" for further information.

NOTE F - Goodwill and Asset Impairment

In October 2003, ABN entered into a settlement agreement on its lease with the landlord of its idle Chicago facility. Pursuant to the terms of the settlement, ABN and the landlord agreed to terminate the lease scheduled to expire in December 2009 in exchange for the following consideration from ABN: (i) ABN agreed to pay rent through December 31, 2003, (ii) ABN relinquished its security deposit in the amount of $0.2 million, (iii) ABN assigned to the landlord an early termination payment of $0.4 million owed by a sublessee of the facility, and (iv) ABN used reasonable commercial efforts to assure that the sublessee complied with its existing legal obligations. As a result of the settlement, ABN remeasured its obligation under the lease and in the third quarter of 2003 recorded a recovery of a previous impairment provision of approximately $1.1 million which was established in the fourth quarter of 2002 based upon the difference between the present value of annual lease payments to the landlord net of the estimated sublease income.

NOTE G - Long-term debt

Long-term debt at September 30, 2004 of $107.1 million consists of $107.0 million of the Parent's Senior Notes due January 31, 2005 which is classified as current on the balance sheet, and $0.7 million of mortgage indebtedness secured by properties owned by ABN.

NOTE H - Gain on Post Retirement Settlement

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

The Parent, due to cash flow constraints, continues not to make any payments to the remaining participants of the Serp. The Parent has been in negotiation with the remaining participants and has been working toward possible resolutions of these negotiations in order to avoid litigation. In October 2004, the Parent was able to settle its SERP obligation with one former executive in exchange for a one-year payment of benefits. There can be no assurance that the other participants can be settled on the same terms.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE I - Discontinued Operations

On April 6, 2004, the Parent entered into a series of agreements with LM, the subsidiary's Banking Syndicate and with a newly-formed company owned by the members of the Banking Syndicate, for the purpose of restructuring LM and to enable the Company to exit as the major shareholder of LM.

Under the terms of the agreements, LM's capital structure was reorganized such that the Banking Syndicate forgave approximately $47.4 million of LM's $64.7 million of total senior non-recourse bank debt (inclusive of LM's working capital facility). In exchange, the Parent relinquished its 90% controlling equity stake in LM for approximately (i) 11% of approximately $20 million face amount of newly-issued preference stock and (ii) "deferred common equity" of up to 40% of LM, which will be issued in stages if and when the restructured senior bank debt and the preference stock of reorganized LM are fully repaid or redeemed. The Company has not ascribed a value to the common equity because events that define its issuance are uncertain and may not occur.

This exchange resulted in a non-cash gain from discontinued operations of $56.0 million to the Company as a result of the Company relinquishing its controlling equity interest in exchange for (i) the net discharge of the Company's carrying value of LM's equity deficit, which was approximately $53.9 million at September 30, 2004 (which included a $1.0 million loss from operations for the first quarter of 2004) plus (ii) the value of the newly-issued preference shares received by the Company, which is estimated to be approximately $2.1 million.

As a result of this transaction, effective January 1, 2004, the Company recorded the gain on the disposition of LM as a discontinued operation and reflected LM's loss from operations for the nine months of 2004 of $1.0 million as a component of discontinued operations. The Company did not break out LM's results of operations for the six days in April, as these results would not be meaningful. Furthermore, the results of operations of LM for the nine months and third quarter of 2003 of $2.3 million and $0.7 million, respectively were deconsolidated and reflected as a component of discontinued operations for comparative purposes. The Company recorded its remaining preference stock investment in LM valued at approximately $2.1 million under the cost method, as it will have a non-controlling interest in LM and reflected this amount as a component of investment in non-consolidated subsidiaries on the Company's consolidated balance sheet at September 30, 2004. For comparative purposes, the Company deconsolidated LM from the Company's consolidated balance sheet at December 31, 2003, which resulted in a negative investment of $53.8 million and is reflected as a component of investment in non-consolidated subsidiaries.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J - SEGMENT DATA

Summarized financial information for the nine months ended September 30, 2004 and 2003 concerning the Company's reportable segments is as follows (in thousands):

                                                    Nine Months Ended
                                                    -----------------
                                    September 30, 2004             September 30, 2003
                               ---------------------------     ----------------------------
                                               Operating                         Operating
                                                 Profit                           Profit
                                  Sales          (Loss)           Sales           (Loss)
                              ------------    ------------     ------------    ------------
Brazil                        $    81,541     $    10,018      $    72,884     $     6,019
Australia (1)                          --              --               --              --
United States                      18,945           1,003           16,005            (490)
France                             12,030            (205)          12,664             545
Argentina                           5,568           1,142            3,704             770
Corporate - United States              --          (3,468)              --          (3,028)
                              ------------    ------------     ------------    ------------
Totals
                              $   118,084     $     8,490      $   105,257     $     3,816
                              ============    ============     ============    ============

(1) LM was disposed of in April 2004. For comparative purposes, its results of operations are reflected as a component of discontinued operations.

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS"). The table below presents the components of these sales for the nine months ended September 30, 2004 and 2003 as follows (in thousands):

                                                      Nine Months Ended
                                                      -----------------
                                       September 30, 2004            September 30, 2003
                                  ---------------------------   ---------------------------
                                      Sales            %            Sales            %
                                  ------------   ------------   ------------   ------------
Transaction Cards and Systems     $    45,139          38.2%    $    36,601          34.8%
Printing Services and
  Document Management                  20,367          17.3%         19,137          18.2%
Security Printing Solutions            52,578          44.5%         49,519          47.0%
                                  ------------   ------------   ------------   ------------

Total Sales                       $   118,084         100.0%    $   105,257         100.0%
                                  ============   ============   ============   ============

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Summarized financial information for the third quarter ended September 30, 2004 and 2003 concerning the Company's reportable segments is as follows (in thousands):

                                                   Third Quarter Ended
                                                   -------------------
                                   September 30, 2004               September 30, 2003
                              ----------------------------     ----------------------------
                                                Operating                       Operating
                                  Net            Profit            Net            Profit
                                  Sales          (Loss)            Sales          (Loss)
                              ------------    ------------     ------------    ------------
Brazil                        $    29,104     $     3,559      $    26,709     $     2,641
Australia (1)                          --              --               --              --
United States                       6,833             479            5,366             593
France                              4,407              97            4,794             192
Argentina                           1,808             360            1,441             307
Corporate - United States              --          (1,001)              --            (952)
                              ------------    ------------     ------------    ------------
Totals                        $    42,152     $     3,494      $    38,310     $     2,781
                              ============    ============     ============    ============

(1) LM was disposed of in April 2004. For comparative purposes, its results of operations are reflected as a component of discontinued operations.

The table below presents the principal product line components of these sales for the third quarter ended September 30, 2004 and 2003 as follows (in thousands):

                                                    Third Quarter Ended
                                                    -------------------
                                       September 30, 2004            September 30, 2003
                                  ---------------------------   ---------------------------
                                      Sales            %            Sales            %
                                  ------------   ------------   ------------   ------------
Transaction Cards and Systems     $    16,459          39.0%    $    14,517          37.9%
Printing Services and
  Document Management                   6,987          16.6%          7,308          19.1%
Security Printing Solutions            18,706          44.4%         16,485          43.0%
                                  ------------   ------------   ------------   ------------
Total Sales                       $    42,152         100.0%    $    38,310         100.0%
                                  ============   ============   ============   ============

NOTE K - STOCK BASED COMPENSATION PLANS

As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans, the Company elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under ("APB No. 25"), the Company elected the intrinsic value method of accounting and therefore has not recognized compensation expense for options granted. The options were granted with an exercise price of $2.50 which was substantially higher than the

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


negligible trading market price of the Company's common stock on the date of grant. The Company has determined that this factor, combined with the lack of liquidity for the Company's common stock, results in an insignificant value for these options and therefore there is no proforma compensation to be measured.

In 2002 the Parent granted 780,000 Management Options which are currently two-thirds vested, and 88,531 Consultant Options and 177,061 Equity Options which are both totally vested. All options were granted at an exercise price of $2.50 per share. No options were granted in 2003 or 2004. At the date of grant, the expiration date of the options was 10 years and currently the remaining contractual life of the options is approximately 8 years.

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

On April 6, 2004, the Parent exited as the 90% shareholder of its former Australian subsidiary, ABN Australasia Limited (trading as the Leigh Mardon Group ("LM") by entering into a series of agreements with LM and the members of LM's senior lending syndicate, ("the Banking Syndicate"). Although the Parent continues to own a minority interest in LM, the disposal of this segment has been recorded as a discontinued operation of the Company's business. (See Note I for further information). As a result, the following management's discussion of results of operations will exclude any comparison of LM's operations..

Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines: Transaction Cards and Systems ("TCS"), Printing Services and Document Management ("PSDM"), and Security Printing Solutions ("SPS").

RESULTS OF OPERATIONS

Sales by foreign subsidiaries represented approximately 84% of the Company's consolidated sales for the nine months ended September 30, 2004 and approximately 85% of the Company's consolidated sales for the nine months ended September 30, 2003 (excluding LM). Sales by foreign subsidiaries also represented approximately 84% of the Company's consolidated sales for the third quarter ended September 30, 2004 and approximately 86% of the Company's consolidated sales for the third quarter ended September 30, 2003 (excluding
LM). The Company has significant operations in Brazil, Argentina and France, where currencies have experienced significant foreign exchange rate fluctuations against the U.S. Dollar. For the nine months ended September 30, 2004, the Company experienced an average exchange rate appreciation in the Brazilian and Argentine currencies of approximately 5.5% and 1%, respectively, against the US Dollar when compared to the nine months ended September 30, 2003. The Euro currency experienced an average appreciation of approximately 10% against the US Dollar during the same period. For the third quarter ended September 30, 2004, the Company experienced an average exchange rate devaluation of approximately 1.5% in Brazil and 4% in Argentina, respectively, against the US Dollar when compared to the same period in the prior year. The Euro currency experienced an average appreciation of approximately 8% against the US Dollar during the same period. In particular, the Brazilian Real continues to experience tremendous volatility against the US Dollar. Although the average exchange rate for the nine months ended September 30, 2004 was R$2.98 to the US Dollar, as of November 4, 2004, the Real had strengthened to R$2.83 to the US Dollar, therefore continuing to experience volatility.

ABNB is the Parent's largest subsidiary, contributing in the nine months ended September 30, 2004, approximately 70% of the revenues and approximately 84% of the operating profit of the consolidated group (excluding Parent company expense). This share has grown as a percentage of the Company's total revenues and operating profit in 2004 with the deconsolidation of LM, which had historically reported significant losses. The Real's approximately two-thirds overall devaluation since it was permitted to trade freely in 1999 (prior to which the Real had a fixed relationship to the US dollar and traded at approximately R$1 to the Dollar) has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, the continued long-term threat of currency devaluation has contributed to the fact that the Company will be unable to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

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

COMPARISON OF RESULTS OF THE NINE MONTHS ENDED STEPTEMBER 30, 2004 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003

SALES

Sales in the first nine months of 2004 increased by $12.8 million or 12.2% from the same period in 2003. Exchange rate appreciation resulted in increased revenues of approximately $5.4 million of which $4.2 million was attributable to Brazil, $1.1 million was attributable to France and $0.1 million was attributable to Argentina. After giving effect to exchange rate appreciation, sales increased by $7.4 million in constant dollars, as a result of higher sales in Brazil of $4.4 million, in Argentina of $1.8 million and in the United Sates of $2.9 million, partly offset by lower sales in France of $1.7 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The increase of $2.9 million in sales in the United States was due to increased SPS sales at ABN in secure commercial and government print of $3.1 million, primarily attributable to higher volumes sold in foreign passports, vital record sales and gift certificate printing and related reconciliation and distribution services, as well as increased sales of stock and bond certificates of $0.5 million. These increases were partly offset by $0.5 million in reduced revenue resulting from the termination of the USDA food coupon contract and $0.2 million in lower sales resulting from reduced volumes under ABN's Stamps on Consignment program with the US Postal Service. Although stock and bond certificate sales were stronger in 2004 when compared to the first nine months of 2003, management believes the continued trend toward next day settlement, the overall slow growth in the capital markets and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector will continue to have a negative effect on the mix of sales and gross margins at ABN.

At Transtex, TCS sales increased by $1.8 million. The increase in TCS sales was primarily due to a higher volume of orders placed in 2004 on prepaid telephone cards, bank cards and non-secure commercial loyalty cards, partly offset by lower prices received on these cards due to competitive pressures. Despite the continued improvement in sales at Transtex, there is no assurance that this trend will continue as the Argentine political and economic environment remain unsettled, credit markets continue to remain highly volatile, and the overall trend in card usage remains uncertain.

In France, the decrease of $1.7 million in TCS sales at CPS was principally due to a $3.3 million loss of its phone card business to a global tender and $0.4 million in lower sales on non-secure commercial loyalty card personalization. These decreases were partly offset by $2.0 million in higher bank card sales, primarily due to new customer orders and to the banks' requirement that CPS purchase and charge them for the cost of non-personalized base stock transactions cards which began in March 2003.

Sales at ABNB in Brazil were $4.4 million higher than in 2003. The net increase is attributable to higher TCS sales resulting from higher volume and price increases on sales of secure credit cards of $3.4 million and phone cards of $2.4 million, and $0.2 million in higher PSDM orders. These increases were partly offset by lower SPS sales of $1.6 million primarily attributable to $2.4 million in lower sales due to a reduction in electronic print volumes resulting from the cancellation of low and negative margin business, partly offset by a $0.8 million increase in sales primarily resulting from a higher volume of orders received on secure government and commercial print.

COST OF GOODS SOLD

Cost of goods sold for the nine months ended September 30, 2004 increased $4.3 million or 5.5% as compared to the corresponding period of 2003, with an increase in gross margins of $8.5 million. The impact of exchange rate appreciation accounts for increased cost of goods sold of $4.0 million and increased gross margins of $1.4 million. The effect of exchange rate appreciation by country on cost of goods sold and gross margins, respectively was as follows: Brazil - $3.0 million and $1.2 million, France - $1.0 million and $0.1 million and Argentina - nil and $0.1 million.

In constant dollars, cost of goods sold increased by $0.3 million when compared to 2003, primarily due to the increase in sales discussed above, and a shift in product mix towards higher margin products, the elimination of low and negative margin contracts (most notably in Brazil), and the reduction of fixed expenses at ABN resulting from plant and labor consolidations. As a result, gross margins in constant dollars increased by approximately $7.1 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold decreased to 70.4% in 2004 as compared to 74.9% in 2003. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                                      Nine Months Ended
                                                        September 30,
                                                   2004               2003
                                               -------------     -------------

   Brazil                                           70.1%            75.1%
   United States                                    63.0%            69.1%
   Argentina                                        61.1%            58.4%
   France                                           88.3%            85.4%

Cost of goods sold at ABNB in Brazil decreased by $0.6 million from 2003, with an increase in gross margins of $5.0 million. Cost of goods sold as a percentage of sales decreased by 5.0% when compared to 2003. The decrease in cost of goods sold in constant dollar terms was primarily attributable to the favorable change in product mix resulting from increased sales of higher margin TCS secure bank card and phone card sales and SPS secure government and commercial print products and the elimination of low or negative margin contracts on SPS electronic print orders. These decreases in cost of goods sold were partly offset by higher fixed costs primarily attributable to increased maintenance, salaries and communication costs with respect to SPS driver's license, secure government and commercial print, and electronic print and PSDM products, and additional maintenance required on the TCS phone card chemical lines.

Cost of goods sold at ABN increased by $0.9 million and gross margins increased by $2.0 million when compared to the prior year, primarily resulting from the increase in sales and lower fixed costs. Despite the increase in revenue, cost of goods sold as a percentage of sales decreased by approximately 6.1% when compared to the prior year, primarily due to the full year effect of lower fixed costs resulting from the consolidation of ABN's Philadelphia operation into its Tennessee facility in 2003 (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

In Argentina, cost of goods sold at Transtex was approximately $1.2 million higher than in 2003, with an increase in gross margins of $0.6 million, primarily as a result of increased sales. Cost of goods sold as a percentage of sales increased by 2.7% over the prior year. This increase was primarily due to a higher volume of cards produced at lower prices, along with an increase in raw material costs.

At CPS in France, cost of goods sold decreased by approximately $1.2 million when compared to 2003 resulting in a decrease in gross margins of $0.5 million, primarily due to lower sales. As a percentage of sales, cost of goods sold increased by approximately 2.9% from 2003 primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the bank and an increase in fixed costs for security, quality control and inventory management. In addition, the increase in costs of goods sold as a percentage of sales was further impacted by the inability of CPS to further reduce its fixed costs despite the reduction in sales volume, principally due to the loss of its phone card business.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by $2.3 million when compared to 2003. Exchange rate appreciation resulted in increases in such expenses of approximately $0.5 million, resulting from exchange rate appreciation increases of $0.4 million in Brazil and $0.1 million in France. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $1.8 million. In constant dollars, ABNB's selling and administrative expenses increased by $1.1 million due to a provision established in the third quarter of 2004 for certain disputed accounts receivable from a government customer. In addition, administrative expenses were higher due to increases in wages and social charges, a bonus provision resulting from improved operating results, higher rent and moving costs for a new office location and a provision established in 2004 for a series of potential labor disputes. Selling expenses were higher in 2004 as a result of increased sales, partly offset by penalties paid to a customer in 2003. In France, selling and administrative expenses increased by $0.1 million resulting from an increase in headcount in order to develop and expand export sales. In Argentina, selling and administrative expenses increased by $0.2 million, primarily due to an increase in wages and social charges, and a bonus provision resulting from the improved operating results. In addition, Parent expenses were $0.4 million higher primarily due to an increase in legal fees to defend certain actions, most notably the Lithuania claim (see Legal Proceedings for further information) and an increase in the bonus provision resulting from improved operating results. These increases were partly offset by a $0.1 million decrease at ABN due to a net reduction in personnel. Selling and administrative expenses as a percentage of sales were higher at 15.1 % in 2004 as compared to 14.8% in 2003.

RESTRUCTURING

The restructuring charge of $0.5 million in the first nine months of 2003 represented severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all of its manufacturing operations into its Tennessee facility. (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

GOODWILL AND ASSET IMPAIRMENT

The positive variance in goodwill and asset impairment in 2003 represented a recovery of $1.1 million resulting from the favorable settlement of ABN's lease with the landlord of its idle Chicago facility in October 2003. As a result of the settlement, ABN remeasured its obligation under the lease, and in the third quarter of 2003 recorded a recovery of a previous impairment provision of approximately $1.1 million. The previous impairment provision was established in the fourth quarter of 2002 based upon the present value of annual lease payments to the landlord net of estimated sublease income. (See Note F to the Company's Consolidated Financial Statements provided herein for further information).

DEPRECIATION EXPENSE

Depreciation and amortization expense for the first nine months of 2004 was $0.9 million higher when compared to the first nine months of 2003. Exchange rate appreciation accounted for approximately $0.4 million of this increase, resulting in a net increase of $0.5 million in constant dollars. This increase was primarily related to additional depreciation expense at ABNB and to a lesser extent ABN and CPS, resulting from an increase in capital expenditures for assets placed in service in 2004 and the latter part of 2003.

INTEREST EXPENSE

Interest expense was approximately $0.6 million higher when compared to 2003. This increase resulted primarily from the accrued pay in kind interest on the Parent's Senior Notes, which mature on January 31, 2005 (See "Liquidity and Capital Resources" for further information).

GAIN ON POST-RETIREMENT SETTLEMENT

The $1.4 million non-cash gain with respect to the Parent's Serp represents the actuarial gain resulting from the settlement with the Company's former Chairman and CEO, Morris Weissman (See Note H Gain on Post-Retirement Settlement).

GAIN ON SALE OF ARCHIVES

In August 2004, ABN sold, in a one-time private sale, certain archival materials outside the ordinary course of business for $3.0 million, net of expenses, resulting in a gain in the same amount.

GAIN ON SENIOR NOTE REPURCHASE

In September 2004, through privately negotiated transactions the Parent purchased $0.9 million face amount of Senior Notes for an aggregate purchase price of $0.6 million, resulting in a gain of $0.3 million reflecting the difference between the face amount and the purchase price. (See "Liquidity and Capital Resources" for further information").

In 2003, through privately negotiated transactions, the Parent purchased $6.3 million face amount of Senior Notes for an aggregate purchase price of $2.9 million. The Parent recorded a gain for the nine months ended September 30, 2003 of approximately $3.4 million on the repurchase of these Senior Notes reflecting the difference between the face amount and the purchase price. (See "Liquidity and Capital Resources" for further information).

OTHER, NET

Other net income increased by approximately $1.2 million when compared to 2003, primarily resulting from a $0.4 million gain on the sale of ABN's Philadelphia plant in January 2004, a $0.6 million sale by ABN of certain idle currency equipment which was impaired in prior years, an increase of $0.3 million of interest income in Brazil, and an increase of $0.3 million in foreign currency transaction gains in Argentina. These net increases were partly offset by the reversal in the third quarter of 2003 of $0.8 million of the remaining pre-petition liabilities which were determined to no longer be disputed by creditors in the Chapter 11 proceedings as compared to a $0.4 million reversal of such liabilities in the comparable period of 2004, which resulted in a net decrease of $0.4 million.

BANKRUPTCY COSTS

Bankruptcy costs were $0.3 million in 2003, and represented the wind down of administrative costs which were reasonable and customary to complete the reorganization process. Any further potential costs in 2004 related to the October 2002 consummated Plan are not expected to be material.

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

COMPARISON OF RESULTS OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2004 WITH THE THIRD QUARTER ENDED SEPTEMBER 30, 2003

SALES

Sales in the third quarter of 2004 increased by $3.8 million or 10.0% from the third quarter of 2003. Net exchange rate devaluation resulted in decreased net revenues of approximately $0.2 million, resulting from decreases of $0.4 million attributable to Brazil and $0.1 to Argentina, partly offset by exchange rate appreciation increases of $0.3 million in France. After giving effect to exchange rate devaluation, sales increased by $4.0 million in constant dollars, as a result of higher sales in Brazil of $2.8 million, Argentina of $0.4 million, and the United States of $1.5 million, partly offset by lower sales in France of $0.7 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

The increase of $1.5 million in sales in the United States was due to a net increase in SPS sales at ABN of secure, commercial, and government print of $1.4 million primarily attributable to higher volumes sold in state title and vital record sales of $0.7 million, as well as $0.7 million of foreign passport sales in the third quarter of 2004 compared to no foreign passport sales in the prior year quarter. In addition, stock and bond certificate sales increased by $0.1 million. While stock and bond certificate sales slightly increased when compared to the prior year, management believes the continued trend toward next day settlement, the overall slow growth in the financial markets and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector will continue to have a negative effect on the mix of sales and gross margins at ABN.

At Transtex, TCS sales increased by $0.4 million. The increase was primarily due to a higher volume of orders placed in 2004, particularly on prepaid telephone cards, bank cards and non-secure commercial loyalty cards. These volume increases were partly offset by competitive price decreases, particularly in bank cards. Despite the continued improvement in sales at Transtex, there is no assurance that this trend will continue as the Argentine political and economic environment remain unsettled, credit markets continue to remain highly volatile, and the overall trend in card usage remains uncertain.

In France, the decrease of $0.7 million in TCS sales at CPS was principally due to the $1.1 million loss of its phone card business to a global tender as well as a $0.2 million decrease in non-secure commercial loyalty card personalization resulting from volume decreases from major customers. These decreases were partly offset by $0.6 million in higher sales on bank cards resulting from the addition of new bank customers.

Sales at ABNB in Brazil were $2.8 million higher than in 2003. The net increase is attributable to higher TCS sales of $2.1 million resulting from higher volumes and price increases on sales of phone cards of $1.9 million and secure credit cards of $0.2 million, and higher SPS sales of $0.9 million resulting from increased electronic print volumes at higher margins. These increases were partly offset by lower PSDM sales of $0.2 million primarily attributable to a reduction in customer orders.

COST OF GOODS SOLD

Cost of goods sold in the third quarter of 2004 decreased $0.9 million or 3.3% from the third quarter of 2003, with an increase in gross margins of $2.9 million. The impact of net exchange rate devaluation accounts for decreased cost of goods sold of $0.1 million and decreased gross margins of approximately $0.1 million. The effect on cost of goods sold and gross margins, of net exchange rate devaluation, by country, was as follows: Brazil - $0.3 million and $0.1 million; Argentina - $0.1 million and nil, partly offset by exchange rate appreciation in France of $0.3 million and nil.

After giving effect to the exchange rate devaluation, cost of goods sold in constant dollars increased by $1.0 million from the third quarter of 2003, primarily resulting from the $4.0 million increase in sales discussed above, a favorable shift in product mix towards higher margin products, the elimination of low and negative margin contracts (most notably in Brazil) and the reduction of fixed expenses at ABN resulting from plant and labor consolidations. As a result, gross margins in constant dollars increased by approximately $3.0 million when compared to the prior year. The net increase in cost of goods sold and the resulting effect on gross margins in constant dollars is discussed in detail by subsidiary below.

As a percentage of sales, cost of goods sold decreased to 69.1% in 2004 as compared to 73.7% in 2003. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                                     Third Quarter Ended
                                                        September 30,
                                                   2004               2003
                                               -------------     -------------

   Brazil                                          69.0%             73.2%
   United States                                   61.9%             68.0%
   Argentina                                       61.1%             60.4%
   France                                          85.4%             87.2%

Cost of goods sold at ABNB in Brazil increased by $0.8 million from 2003, with an increase in gross margins of $2.0 million. Cost of goods sold as a percentage of sales decreased by 4.2% when compared to 2003 primarily attributable to the favorable change in product mix resulting from increased sales of higher margin TCS secure bank card and phone card sales and the elimination of low and negative margin contracts on SPS electronic print orders. The increase in cost of goods sold in constant dollar terms was primarily attributable to the increase in sales discussed above. In addition, there were higher fixed costs primarily attributable to increased maintenance, salary and communication costs with respect to SPS driver's license sales.

Cost of goods sold at ABN increased by $0.6 million from 2003 with an increase in gross margins of $0.9 million when compared to the prior year. Cost of goods sold as a percentage of sales, decreased by approximately 6.1%, when compared to the prior year, primarily due to the full year effect of lower fixed costs resulting from the consolidation of ABN's Philadelphia operation into its Tennessee facility in 2003 (See Note E to the Company's Consolidated Financial Statements provided herein for further information).

In Argentina, cost of goods sold at Transtex was approximately $0.3 million higher than in 2003, with an increase in gross margins of $0.1 million, primarily due to increased sales. As a percentage of sales, cost of goods sold increased by 0.7% over the prior year primarily due to a higher volume of cards produced at lower prices, along with an increase in raw material costs. In light of the severe ongoing economic crisis in Argentina, there is no guarantee that this improved trend in gross margins will continue.

At CPS in France, cost of goods sold decreased by approximately $0.7 million when compared to 2003 with no change in gross margins, primarily due to lower sales and a favorable change in product mix. Cost of goods sold as a percentage of sales decreased by approximately 1.8% from 2003, primarily due to a decrease in fixed costs for facility supplies and maintenance.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by approximately $1.1 million for the third quarter of 2004 when compared to the third quarter of 2003. Exchange rate variation was not a factor. ABNB's selling expenses increased by $0.8 million as a result of higher sales as well as a provision established for a potential uncollectible accounts receivable resulting from an ongoing dispute with a government customer and a provision established for a series of potential labor disputes. In addition, ABNB's administrative expenses increased by $0.1 million due to higher wages and social charges, partly offset by lower professional fees. In Argentina, selling and administrative expenses increased by $0.1 million primarily due to an increase in wages and social charges. At CPS in France, selling and administrative expenses were $0.1 million higher from the addition of a salesperson in order to develop and expand export sales. Administrative expenses at all other locations were approximately the same when compared to the third quarter of 2003. As a percentage of sales, selling and administrative expenses were comparatively higher (15.6% in 2004 versus 14.4% in 2003).

DEPRECIATION EXPENSE

Depreciation and amortization expense for the third quarter of 2004 was $0.2 million higher when compared to the third quarter of 2003. Exchange rate variation was not a factor. This increase was primarily related to the additional depreciation expense at ABNB resulting from an increase in capital expenditures for assets placed in service in 2004 and the latter part of 2003.

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

GOODWILL AND ASSET IMPAIRMENT

Goodwill and asset impairment in 2003, represented a recovery of $1.1 million resulting from the favorable settlement of ABN's lease with the landlord of its idle Chicago facility in October 2003. As a result of the settlement, ABN remeasured its obligation under the lease and in the third quarter of 2003 recorded a recovery of a previous impairment provision of approximately $1.1 million. The previous impairment provision was established in the fourth quarter of 2002 based upon the present value of annual lease payments to the landlord net of estimated sublease income. (See Note F to the Company's Consolidated Financial Statements provided herein for further information).

INTEREST EXPENSE

Interest expense for the third quarter of 2004 was approximately $0.2 million higher when compared to the third quarter of 2003. This increase resulted primarily from the increase in accrued pay in kind interest of $0.3 million on the Parent's Senior Notes which mature on January 1, 2005 (See "Liquidity and Capital Resources" for further information), partly offset by $0.1 million in lower interest expense at ABNB due to reduced borrowings for equipment financing.

GAIN ON SENIOR NOTE REPURCHASE

In the third quarter of 2004, the Parent purchased through privately negotiated transactions a block of $0.9 million face amount of Senior Notes for an aggregate purchase price of $0.6 million. The Parent recorded a gain of approximately $0.3 million on the repurchase of these Senior Notes reflecting the difference between the face amount and the purchase price in the third quarter of 2004. (See "Liquidity and Capital Resources" for further information).

GAIN ON SALE OF ARCHIVES

In August 2004 ABN sold, in a one-time private sale, certain archival materials outside the ordinary course of business for $3.0 million net of expenses resulting in a gain in the same amount.

OTHER, NET

Other net income for the third quarter of 2004 decreased by approximately $0.2 million as compared to the third quarter of 2003. This decrease was primarily due to the reversal in the third quarter of 2003 of $0.8 million of the remaining pre-petition liabilities which were determined to no longer be disputed by creditors in the Chapter 11 proceedings as compared to a $0.4 million reversal of such liabilities in the comparable period of 2004 which resulted in a net decrease of $0.4 million. This net decrease was partly offset by an increase in interest income at ABNB of $0.1 million and an increase in foreign currency transaction gains in Argentina of $0.1 million.

BANKRUPTCY COSTS

Bankruptcy costs were $0.2 million in 2003, and represented the wind down of administrative costs which were reasonable and customary to complete the reorganization process. Costs in 2004 related to the October 2002 consummated Plan were not material.

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

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF CASH FLOWS. Cash increased by $4.9 million over the first nine months of 2004 compared to a decrease of $2.8 million over the nine months of 2003. The positive change in cash flow of $7.7 million between the periods resulted from the following:

    o A $4.1 million net increase in cash flow from operating activities attributable to a $3.4 million increase in net income after non-cash adjustments and a $0.7 million favorable working capital variance. The favorable working capital variance was principally attributable to higher payables in Brazil and Argentina due to higher levels of business activity and favorable inventory variances at CPS in France and at ABN. The favorable inventory variance at CPS was attributable to its first-time build-up in 2003 of inventory related to the purchase of base stock cards for its bank customers as well as a lower inventory balance in 2004 due to the loss of its phone card business. The favorable inventory variance at ABN was due to the loss of its food coupon business. These favorable working capital variances were partly offset by the higher level of receivable balances at both Brazil and ABN corresponding to increased sales in 2004 as compared to 2003, a change in payment terms negotiated with one of ABNB's phone card customers and the Parent's payment of its Lithuania settlement obligation (refer to LITHUANIA CLAIM in Part II - Other Information).

    o A $1.6 million net increase in cash flow from investing activities principally attributable to $4.2 million of proceeds received at ABN in 2004 from the sale of assets partly offset by a $2.6 million net increase in capital expenditures in 2004. The $4.2 million of proceeds received at ABN included $3.0 million from the one-time private sale of certain archival materials outside the ordinary course of business, $0.7 million from the sale of its Philadelphia facility, and $0.5 million from the sale of currency equipment. Of the $2.6 million net increase in capital expenditures in 2004, $3.1 million and $0.1 million of the increase were attributable to Brazil and Argentina, respectively, partly offset by a decrease of $0.6 million at ABN.

    o A $2.2 million net increase in cash from financing activities attributable to the Company's use of $2.9 million in the first nine months of 2003 to buy back its Senior Notes versus $0.6 million used in the comparable period of 2004 as well as the $0.3 million repayment of short-term equipment financing in Brazil in 2003 and $0.4 million of borrowing by ABN under its working capital facility in 2004, partly offset by the $0.4 million repayment in 2004 by CPS in France of its working capital facility. In addition, dividends to ABNB's minority shareholder increased by $0.4 million.

    o A $0.2 million net decrease in cash due to the impact of unfavorable exchange rate valuation in 2004 as compared to 2003 on cash balances on hand.

SHORT-TERM BORROWINGS. At September 30, 2004, the Company's subsidiaries had outstanding an aggregate of approximately $1.4 million (excluding letters of credit) under their short-term credit facilities. The Company's domestic subsidiary, ABN, has a one year $2 million asset-based working capital facility with a local bank in Tennessee which expired on June 23, 2004 and was extended for thirty days and subsequently renewed for a one year additional term and expiring on July 23, 2005 under the same terms and conditions. Under its present terms, ABN is allowed to borrow at a rate of .75% over the US prime rate for general working capital and letters of credit purposes. At September 30, 2004, ABN had used approximately $1.4 million of which $1.1 million under this facility was for general working capital and $0.3 million was used for outstanding letters of credit, leaving approximately $0.6 million available for borrowing. As of November 12, 2004, ABN's line stood at approximately $0.3 million which represented outstanding letters of credit, and it is anticipated that additional borrowings on the line may be required at various times in 2004 for working capital. The Company's French subsidiary, CPS, had available approximately $1.3 million at September 30, 2004 under its working capital credit facility with several different local banks, which allows it to borrow at an average rate of approximately 3.5%, and is partly collateralized by certain receivables. At September 30, 2004, CPS had outstanding borrowings under this facility of approximately $0.2 million, leaving it with approximately $1.1 million available for borrowing. It is anticipated that borrowings under this facility will be required at various times in 2004.

Long-Term Debt. The Company's long-term debt consists of (i) the $107.0 million of the Parent's 10 3/8% Senior Notes due January 31, 2005, which accrues interest in kind and is classified as current, and (ii) $0.7 million of mortgage indebtedness at ABN.

On July 15, 2004, the Board of Directors approved a resolution to authorize the Parent to repurchase from time to time, at the discretion of management, directly or through one or more of its subsidiaries up to $5 million face amount of its outstanding Senior Notes at a discount to par value in either open market or privately negotiated transactions.

In the third quarter of 2004, through privately negotiated transactions, the Parent purchased $0.9 million face amount of Senior Notes for an aggregate purchase price of $0.6 million resulting in a gain of $0.3 million reflecting the difference between the face amount and the purchase price. Subsequent face amount purchases of Senior Notes of $1.5 million were made to date in the fourth quarter of 2004 for an aggregate purchase price of $1.0 million resulting in a gain of approximately $0.5 million reflecting the difference between the face amount and the purchase price.

In 2003, the Parent purchased, through privately negotiated transactions, a block of $6.3 million face amount of Senior Notes for an aggregate purchase price of $2.9 million. The Parent recorded a gain of approximately $3.4 million on the repurchase of these Senior Notes reflecting the difference between the face amount and the purchase price.

INABILITY TO REPAY DEBT

As a holding company, the Parent is dependent on dividends from its subsidiaries to repay its Senior Notes and to fund its corporate overhead. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends. Only ABN and ABNB can reasonably be expected to generate sufficient excess cash flow to fund any material portion of the Parent's current operating expenses. However, such cash flows are not currently sufficient to repay the high level of the Parent's Senior Note indebtedness ($107.0 million principal amount at September 30, 2004) while at the same time fund the Parent's corporate overhead. Further, the Company is not currently able to obtain additional capital or borrow additional funds. Therefore, the Company has determined that it will be unable to repay the Senior Notes upon the January 31, 2005 maturity date. Accordingly, it is virtually certain that the Company will undergo further restructuring, through a negotiated transaction with holders of the Senior Notes, bankruptcy protection, or a partial or total liquidation. As a result, the Parent is presently working toward a restructuring plan to propose to the holders of the Senior Notes that reduces its total indebtedness to a level that can be adequately serviced and eventually repaid. However, we cannot assure that the Parent will be able to reach a satisfactory agreement with the holders of the Senior Notes, or that it will be able to satisfy its obligations under any such agreement. Due to the severe cash flow constraints described above, it is the Parent's intention to continue to pay "in kind" the semi-annual interest payments on the Senior Notes in lieu of cash interest.

Based upon the foregoing, the Parent has engaged an independent valuation advisor and counsel with restructuring expertise to work with the Company to propose and negotiate a consensual restructuring of the Parent's capital structure, including its Senior Note indebtedness, which will likely require a bankruptcy court proceeding.

However, because each of the Parent's subsidiaries is a self-funded stand-alone entity, it is anticipated that each subsidiary will continue to operate its business in the normal course, on a stand-alone basis, irrespective of any restructuring of the Parent. See the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for further disclosure relating to these risks.

The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the US Dollar in 2003. Foreign exchange rate fluctuations on a comparative basis continued to exist in the nine months and third quarter of 2004 when compared to the same period in 2003.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2004 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which should be considered in connection with a review of this quarterly report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations experienced significant foreign exchange rate fluctuations against the US Dollar in 2003. Significant foreign exchange rate fluctuations on a comparative basis continued to exist in the nine months and third quarter of 2004, when compared to the same periods in 2003.

The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US Dollars and, in the case of ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. For the nine months ending September 30, 2004, the Company experienced an average exchange rate appreciation in the Brazilian and Argentine currencies of approximately 5.5% and 1.0%, respectively, against the US Dollar when compared to the prior year. The Euro currency experienced an average appreciation of approximately 10% against the US Dollar during the same period.

For the third quarter ended September 30, 2004, the Company experienced an average exchange rate devaluation of approximately 1.5% in Brazil and approximately 4% in Argentina, respectively. The Euro currency experienced an average appreciation of approximately 8% during the same period.

The Brazilian Real has experienced, and continues to demonstrate, tremendous volatility against the US Dollar. The average exchange rate for the nine months ended September 30, 2004 was R$2.97 to the US Dollar. As of November 4, 2004, the Real had strengthened to R$2.83 to the US Dollar. However, at certain times in 2003, the Real traded as poorly as R$3.80 to the US Dollar, and at certain times in 2004, the Real has traded at nearly $3.20 to the US Dollar. Given such volatility, there can be no assurance that the Real will either improve or stabilize at any certain level against the US Dollar.

ABNB is the Parent's largest subsidiary, contributing in the nine months ended September 30, 2004, approximately 70% of the revenues and approximately 84% of the operating profit of the consolidated group (excluding Parent company expense). This share has grown as a percentage of the Company's total revenues and operating profit in 2004 with the deconsolidation of LM. The Real's approximately two-thirds overall devaluation since it was permitted to trade freely in 1999 (prior to which the Real had a fixed relationship to the US dollar and traded at approximately R$1 to the Dollar) has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.


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

PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On December 8, 1999 (the "Petition Date"), the Parent (but none of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. On that date, the Parent also filed its initial plan of reorganization which set forth the manner in which claims against and interests in the Parent would be treated following its emergence from Chapter
11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries were a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding.

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

On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge any claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. The Bankruptcy Court will consider the Company's objections to the proofs of claim, and any responses by the affected claimants thereto, at a hearing scheduled on December 2, 2004, or on such other adjourned dates as may be scheduled by the Bankruptcy Court. The Company has reinstated all known creditor claims that were recorded as pre-petition liabilities net of any negotiated settlements.

LITHUANIA CLAIM

In October 2003, the Parent notified the Bank of Lithuania, ("Lithuania"), that it would not make its scheduled installment settlement payment of $0.5 million due October 1, 2003 due to its cash flow constraints. The payment was part of a remaining $1.7 million settlement obligation between the Parent and Lithuania that was entered into the Bankruptcy Court and became effective upon the October 1, 2002 consummation of the Plan. Both parties initially entered into a discussion in an attempt to restructure the balance of the obligation to avoid further litigation. However, counsel for Lithuania indicated that the Parent's initial proposal was unacceptable and issued a notice of default. As a result of the default, the entire $1.7 million obligation was recorded as a current liability in accounts payable and accrued expenses at December 31, 2003 and continued to accrue default interest at the prevailing rate. On May 21, 2004, the United States District Court, Southern District of New York granted summary judgment in favor of Lithuania ordering the Parent to pay $1.7 million, which was the outstanding principal, plus the related interest thereon. On August 31, 2004, the Parent paid the $1.7 million principal plus accrued interest to the Bank.

ANATEL FINE

On September 22, 2004, the Brazilian Telecommunications Commission ("Anatel"), levied a $0.8 million fine against ABNB, citing ABNB's failure to comply with new product material specifications in connection with inductive phone cards that are sold to the local telephone company. ABNB has reviewed the claim with legal counsel and believes that it has meritorious defenses against the assessment.

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

Dated: November 15, 2004