Form 10-K
period 2004-12-31
AMERICAN BANKNOTE CORP
filed 2005-04-13
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

         At April 01, 2005, the aggregate market value of the voting stock held by non-affiliates was $6,591,656.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

         As of April 11, 2005, 11,770,815 shares of the registrant's common stock were outstanding. Documents Incorporated by Reference:

None.

                                            AMERICAN BANKNOTE CORPORATION

                                                  TABLE OF CONTENTS

PART I
     Item 1.     Business.
                                                                                                                   3
     Item 2.     Properties                                                                                       18
     Item 3.     Legal Proceedings                                                                                19
     Item 4.     Submission of Matters to a Vote of Security Holders                                              20
PART II
     Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                        20
     Item 6.     Selected Financial Data                                                                          27
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations            29
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                       48
     Item 8.     Financial Statements and Supplementary Data                                                      49
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             50
     Item 9a.    Controls and Procedures                                                                          50
PART III
     Item 10.    Directors and Executive Officers of the Registrant                                               50
     Item 11.    Executive Compensation                                                                           52
     Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder           52
                 Matters
     Item 13.    Certain Relationships and Related                                                                52
                 Transactions
     Item 14.    Principal Accountant Fees and Services                                                           52
PART IV
       Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 53


                                                         2

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

         American Banknote Corporation is a holding Company. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

         In October 2002, the Parent amended and re-issued $91.6 million aggregate principal amount of its 10 3/8% Senior Notes ("Senior Notes"). The maturity date for the Senior Notes was extended to January 31, 2005, at which time the aggregate principal amount thereof, of approximately $107.6 million (including Paid-In-Kind or "PIK" interest) were to have become due and payable in full. However, prior to the January 31, 2005 maturity date, the Parent determined that it would be unable to repay its Senior Notes on such maturity date. As a result, the Parent negotiated a restructuring plan with holders of a majority of its Senior Notes and of its common stock ("Common Stock"). On January 19, 2005, the Parent (but none of its subsidiaries) filed a pre-arranged, consensual restructuring plan reflecting the results of such negotiation, through a Chapter 11 Proceeding (the "Plan"). On April 8, 2005, a final hearing was held and the Bankruptcy Court confirmed the Company's Plan of Reorganization. Consummation is expected to occur shortly thereafter. During this restructuring, the Parent's subsidiaries were self-funded, stand-alone entities which remained unaffected by the Parent's Plan and continued to operate their businesses in the normal course, on a stand-alone basis.

Business--Structural Overview

         Through its subsidiaries in the United States, Brazil, France, and Argentina, the Company is a trusted provider of secure printed documents, printed and personalized secure and non-secure transaction and identification cards and systems, and a wide array of document management and transaction services and solutions. The Company provides its customers in the private and public sectors with products and services that incorporate anti-fraud and counterfeit resistant facilities, processes and technologies. The Company operates and manages its business based on geographic location in a single industry along three principal product lines: Transaction Cards and Systems; Printing Services and Document Management; and Security Printing Solutions. The Company is endeavoring to expand along these and complementary product and service lines, with particular emphasis on fields that are relevant to its existing customer base, such as electronic commerce and secure distribution and fulfillment.

             The Parent's principal subsidiaries are:

             American Bank Note Company ("ABN"), a New York Corporation,

             American Bank Note Ltda. ("ABNB"), a 77.5% owned Brazilian Company,

             CPS Technologies, S.A. ("CPS"), a French Company, and

             Transtex S.A. ("Transtex"), an Argentine Company.

         On April 6, 2004, the Parent exited as the 90% shareholder of its former Australian subsidiary, ABN Australasia Limited (trading as the Leigh Mardon Group ("LM")), by entering into a series of agreements with LM and the members of LM's senior lending syndicate, (the "Banking Syndicate"). Although the Parent continues to own a minority interest in LM, the disposal of this segment has been recorded as a discontinued operation of the Company's business and all prior financial statements and financial data have been restated to exclude LM for comparability. See Note V to Notes to Consolidated Financial Statements for further information.

         The Parent was incorporated in Delaware in 1993 as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation. The Company's principal executive offices are located at 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632, and its telephone number is (201) 568-4400.

CHAPTER 11 REORGANIZATION PLAN

EVENTS LEADING TO JANUARY 2005 CHAPTER 11 PROCEEDING:

         Since the 2002 re-issuance of the Senior Notes, the Parent's ability to repay the Senior Notes when due has been adversely affected by a combination of:
(i) the high degree of dependence on its Brazilian subsidiary, (ii) declining markets and competitive pricing in the United States and France, and (iii) the political and economic instability that has occurred in Argentina. More specifically: (i) the Parent's Brazilian subsidiary operates in a highly volatile economic environment, with significant foreign currency exchange rate variations, each of which has both directly impacted the dividends available to be repatriated to the Parent, and limited the Parent's ability to raise additional capital or debt financing to repay the Senior Notes; (ii) declining cash flows from the Parent's American and French subsidiaries have been insufficient to allow the parent to repay the Senior Notes; and (iii) Argentina's economic instability has both directly impacted the Company's Argentine operations and limited the Parent's ability to raise additional capital or debt financing to repay the Senior Notes. All of these factors contributed to the Parent's determination that it would be unable to repay the Senior Notes when due, and to initiate negotiations with holders of a majority of the Senior Notes and a majority of the Common Stock.

         As a result of those negotiations, on January 19, 2005, the Parent (but none of its subsidiaries), with the consent of the holders of a majority of the Senior Notes and a majority of the Common Stock, filed a voluntary petition (the "Chapter 11 Case") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") and a reorganization of the Parent (the "Reorganized Parent"). At that time, the Parent filed the proposed Plan, which reflected the results of its negotiations with the Senior Note holders and Common Stock holders. The Plan is a "pre-arranged" and consensually agreed upon plan of reorganization, under which, among other things, (i) holders of the Company's Senior Notes will receive either new common stock, ("New Common Stock"), cash, or new unsecured notes (the "New Notes") (depending on which class the holder falls into under the Plan and which treatment the holder elects), (ii) holders of the Company's current Common Stock will receive either cash or a combination of cash and New Common Stock depending on which class they fall into under the Plan, (iii) all priority and miscellaneous secured creditors will be reinstated, and (iv) all general unsecured creditors will be unimpaired and will be paid in full. Upon consummation of the Plan, the Company anticipates issuing 1,871,714 shares of its New Common Stock or approximately 17.5% of the ownership of the reorganized Company on a fully diluted basis as more fully discussed herein, for an aggregate of $16.0 million in proceeds pursuant to an exit financing agreement (the "Exit Financing Agreement") entered into by several large investors as more fully described herein. The proceeds of such shares of New Common Stock will be used to make cash distributions under the Plan and for general working capital needs of the Company. Consummation of the Plan is subject to, among other things, consummating such sales of New Common Stock. The Company continues to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

         On February 24, 2005, the Bankruptcy Court approved the Company's disclosure statement (the "Disclosure Statement"). The final deadline for voting classes to accept or reject the Plan was March 24, 2005 and the final date to object to confirmation of the Plan was March 31, 2005. No objections were raised to the Plan. On April 8, 2005, a final hearing was held and the Bankruptcy Court confirmed the Company's Plan of reorganization. Consummation is expected to occur shortly thereafter.

         It is anticipated that confirmation of the Plan will eliminate the Parent's Senior Notes and leave only a relatively nominal amount of New Notes in place, which the Reorganized Parent will be able to service from operational cash flow. By offering the large holders of the Senior Notes a substantial portion of the New Common Stock of the Company on a post-restructuring basis, these holders will participate in the long term growth and appreciation of the Company's business, which is expected to be enhanced by the significant reduction of its debt service obligations supported by the Company's results of operations and cash flows. Since several of the large senior Noteholders (as more fully discussed herein) who own approximately 71% of the total Senior Note issuance also hold approximately 88% of the current Common Stock, the consensual agreement of these parties under the Plan to exchange their debt for equity will not result in a change in ownership control of the Company, and as such Fresh Start Accounting ("Fresh Start") under Statement of Position ("SOP 90-7") will not be required. None of the Parent's subsidiaries is or has ever been a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding. As a result, during the Parent's reorganization, each one of the Parent's subsidiaries will continue to operate its respective business in the normal course, on a stand-alone basis.

PRIMARY PURPOSES OF THE PLAN OF REORGANIZATION

         The primary purposes of the Plan are to reduce the Parent's debt service requirements and overall level of indebtedness, to realign its capital structure, and to provide it with the flexibility to service a nominal amount of New Note indebtedness while continuing to provide the necessary capital to reinvest and grow its business. If consummated, the Plan would exchange the vast majority of principal amount of the Parent's Senior Notes for New Common Stock. In addition, the Parent would exchange a small minority of the Senior Notes for New Notes which are unsecured and will be issued up to a maximum principal amount of $11 million as more fully described herein. An ancillary purpose of the Plan is to reduce the number of holders of New Common Stock below 300 so that the Reorganized Parent can elect to become a private Company (See "Securities to be issued in connection with the Plan for further information"). The Reorganized Parent will benefit from being a private Company as its costs will be significantly reduced. In particular, the Reorganized Parent anticipates that it will be able to reduce the costs associated with financial reporting, audits, directors' and officers' insurance, compliance with federal securities laws, etc.

         As stated above, the Parent did not have access to sufficient cash to repay the Senior Notes on the January 31, 2005 maturity date and has filed its Plan before defaulting on such notes. The current Plan addresses this problem, and, provides for adequate debt servicing of the New Notes. The Parent believes that the Plan confirmation and consummation will allow it to have adequate future liquidity and the long term relief it requires to reinvest back into its business.

         THE PLAN SHOULD MATERIALLY IMPROVE THE PARENT'S INDEBTEDNESS, CAPITAL STRUCTURE AND LIQUIDITY. HOWEVER, MANY OF THE SAME RISKS THAT RESULTED IN THE PARENT'S INABILITY TO GENERATE SUFFICIENT CASH FLOWS TO MEET ITS INTEREST PAYMENTS PRIOR TO FILING CHAPTER 11 REMAIN TODAY, INCLUDING FOREIGN CURRENCY RISK, ECONOMIC RECESSION AND POLITICAL INSTABILITY IN CERTAIN REGIONS SERVED BY THE PARENT'S SUBSIDIARIES, AND AN ACCELERATED DECREASE IN SALES OF HIGH MARGIN PRODUCTS RESULTING IN SIGNIFICANTLY LOWER OPERATING INCOME LEVELS. THE PARENT BELIEVES THAT REDUCING ITS OVERALL LEVEL OF SENIOR INDEBTEDNESS WILL ALLOW THE COMPANY TO OPERATE AS A GOING CONCERN AND GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS TO MEET ITS OBLIGATIONS ON A TIMELY BASIS.

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

         The trading price of the Company's Common Stock could be subject to wide fluctuations in response to variations in the Company's quarterly operating results, the current proposed treatment under the Plan, changes in earnings estimates by analysts, the failure of the Company to meet analysts' quarterly earnings estimates, conditions in the industry, conditions in foreign markets in which subsidiaries operate and the outlook for the industry as a whole or general market or economic conditions. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of the specific companies. Such market fluctuations could have a material adverse effect on the market price for the Company's securities.

The Company has significant indebtedness.

          At present, prior to the confirmation and consummation of the Plan, the Parent has significant Senior Note indebtedness, which continued to accrue interest on a pay in kind basis through its January 31, 2005 maturity date. As a result, the Company was unable to repay its Senior Notes upon the January 31, 2005 maturity date and has therefore filed its Plan to restructure these notes. As a result of the Plan confirmation, the Company should be able to continue to operate in the normal course of business without entering into a partial or total liquidation of the Company.

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

         Each of the Company's domestic and foreign operations conducts its business in highly-competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. In addition, there are several smaller local competitors in Brazil who have manufacturing and service capabilities in certain transaction cards and systems (including driver's license programs) and have therefore created additional competitive pricing pressures. Also, many of the Company's larger competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

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

         The Company is and will continue after the Plan to be managed by a small number of key executive officers and operating personnel. The loss of key personnel could have a material adverse effect on the Company's business. Further, the Company believes that its future success will depend in large part on its continued ability to attract and retain skilled and qualified personnel with experience in its industry. These employees are in great demand and are often subject to competing offers of employment.

Because segments of the Company's operations are based in countries outside the United States, its business is subject to risks relating to economic and political uncertainty, including inflation and foreign taxes.

         The Company is subject to economic, political or social instability or other developments not typical of investments made in the United States. These events could adversely affect the Company's financial condition and results of operations. During the past several years, countries in South America in which the Company operates have been characterized by varying degrees of inflation, uneven growth rates and political uncertainty. The Company currently does not have political risk insurance in the countries in which it conducts business. While the Company carefully considers these risks when evaluating investment opportunities and seeks to mitigate these and other risks by diversifying its operations, the Company may be materially adversely affected as a result of these risks.

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

         In certain countries in which the Company operates, labor unions are considered to be strong and influential. Accordingly, the Company may encounter strikes or other types of conflicts with labor unions or personnel in its markets, which could adversely affect the Company.

Company Overview

         In each of the markets that it serves, the Company is a leading regional provider of secure transaction solutions, documents and systems for financial institutions, governments and corporations. The Company's regional operations are based in the United States, Brazil, France and Argentina. The Company's Brazilian and Argentine subsidiaries hold a significant market position in virtually every material product line offered in their respective home markets.

         Through its subsidiaries, the Company designs solutions and manufactures products that incorporate anti-fraud and counterfeit resistant facilities, processes and technologies, including stored-value (imbedded circuit) and prepaid telephone, magnetic-stripe, memory and microprocessor-based transaction cards ("smart cards"), licenses, identification and issuance systems, bank and other checks, stock and bond certificates and a wide variety of electronically or digitally produced personalized documents. Through strategic alliances and joint ventures funded through operating cash flow, as well as a program to realign and refine its manufacturing operations, the Company continues to look for ways to improve its financial performance and expand its technological base and product lines. There can be no assurance that the Company can continue to pursue these activities, particularly in light of the continued volatility of foreign currency (most notably the Brazilian Real), the significant contraction of business activities at ABN, (which have resulted in operating losses and restructuring charges generated by that subsidiary in
2003), competitive card pricing pressures, (which in many instances have created a low price commodity environment) and, to a lesser extent, the Argentine exchange rate and political environment (as more fully discussed herein).

         During the past several years, the Company has undergone several major restructurings of its operations and has made strategic decisions to: (i) restructure, consolidate and reduce its manufacturing costs, (ii) diversify and expand its products and services in the major geographic regions where it conducts business, (iii) package complete "end-to-end" transaction, printing fulfillment, electronic printing and distribution solutions, products and services to retain and grow market share and (iv) create strategic joint ventures and alliances with partners who provide strong technology and/or value added products that are complementary to its business. These restructurings and strategic decisions were directed at reducing the Company's reliance on maturing product lines that have been declining, in favor of new products and services with growth potential, albeit at significantly lower gross margins.

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

         The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations have historically experienced significant foreign exchange rate fluctuations against the US Dollar. Significant foreign exchange rate fluctuations occurred in 2004, 2003 and 2002.

         Over the past twelve months, the Real and the Argentine Peso have each improved overall in relation to the US Dollar as the Real experienced an average appreciation of approximately 5% against the US Dollar and the Argentine Peso exchange rate remained essentially unchanged when compared to the prior year. The Euro currency experienced an average appreciation of approximately 10% during this same period resulting from an overall weakening of the US Dollar compared to such currencies.

         Historically, up until this year, the Brazilian Real has experienced tremendous volatility against the US Dollar. The average exchange rate for the twelve months ended December 31, 2004 was R$2.93 to the US Dollar. Despite its improvement in 2004, the Real over the past two years experienced exchange rate volatility, as the average exchange rate devaluation for the twelve months ended December 31, 2003 was 5%, against the US Dollar when compared to 2002. In 2002, the Real devalued at one point to its lowest level by over 41% against the US Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). Given its historic volatility there is no guarantee that the Real will either continue to improve or stabilize at any certain level against the US Dollar. As of March 31, 2005, the Real is trading at approximately R$2.68 to the US Dollar.

         ABNB is the Company's largest subsidiary, contributing in 2004 approximately 70% of the revenues and approximately 80% of the operating profit of the consolidated group (excluding goodwill and asset impairment and Parent Company expense). This share has grown as a percentage of the Company's total revenues and operating profit in 2004 with the deconsolidation of LM. The Real's approximately two-thirds overall devaluation since it was permitted to trade freely in 1999 (prior to which the Real had a fixed relationship to the US dollar and traded at approximately R$1 to the Dollar) has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

         In Argentina, despite the poor economic environment and the Peso's devaluation since it was permitted to trade freely in 2002 (prior to which the Peso had a fixed relationship to the US Dollar and traded at approximately AR$1 to the Dollar), Transtex has generated positive operating income and cash flow in 2004 and 2003. While throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, the government, in 2003, lifted this ban, and as a result, the Parent was able to receive $0.3 million and $0.5 million in dividends from Transtex in 2004 and 2003, respectively. However, there can be no assurance that the ability to repatriate dividends freely out of Argentina will continue nor that further devaluation of the Peso or other business developments will not limit or terminate the ability of Transtex to pay dividends in the future.

         Despite the Real's and the Peso's recent strengthening, the long-term threat of currency devaluation in Brazil and Argentina continues to exist. This factor combined with the weakness of certain product lines at ABN, severely impacted the Company's ability to repay its Senior Notes due January 31, 2005. See "Liquidity and Capital Resources" for further information.

         In addition to the above and the risks described under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," the Company is subject to numerous risks in connection with doing business in its foreign countries. These risks include, but are not limited to, the risk that the Company will be subject to future government imposed restrictions in these countries such as new laws or prohibitions on the repatriation of dividends and government action or intervention resulting in the nationalization or expropriation of the Company's assets.

FINANCIAL INFORMATION ABOUT SEGMENTS

         The Company has four reportable segments: (1) United States, (2) Brazil, (3) France and (4) Argentina. The Argentine segment has operations in Chile and a representative office in Peru and also services several other South American markets. The French Company has a controlling interest in a small start up joint venture in Morocco. The Company evaluates performance and allocates resources based on operating results of the reportable segments. There are no material intersegment sales or transfers between reportable segments. Each of these segments supplies products to their customers within one or more of the following three main product lines: (1) Transaction Cards and Systems, (2) Printing Services and Document Management and (3) Security Printing Solutions. For further information on the Company's reportable segments, as well as the accounting policies for these segments, see Note Q of Notes to Consolidated Financial Statements included herein.

United States

         A provider of secure documents and transaction services of value, ABN operates principally within the Company's Security Printing Solutions product line. ABN offers a full range of security printing solutions to a wide array of government, corporate and commercial accounts. In addition, to secure base printing, ABN offers its customers a wide variety of core competencies, including, but not limited to, secure storage, direct fulfillment, distribution, personalization, accountability, and inventory and database management. ABN and its predecessors have printed security documents for over 200 years.

         ABN principally sells its products in the US markets, but from time to time sells into foreign markets, particularly in parts of Latin America, Eastern Europe and certain developing countries. US export sales in 2004, 2003 and 2002 were approximately $1.5 million, $0.8 million and $0.7 million, respectively, or approximately 6%, 3% and 2%, respectively, of ABN's total sales.

         Over the past several years, ABN has restructured and streamlined its operations in an attempt to exit negative margin product lines and to reduce its cost structure to a level more appropriate to its remaining business. However, over the past three years, ABN experienced a significant decline in demand for its mature high margin product lines (particularly food coupons and stock and bond certificates) and has been unable, thus far, to find a sufficient number of opportunities in lower margin product lines to fully offset the significant decline. While sales of stock and bond certificates were approximately the same in 2004 and 2003, they were 33% lower in 2003 versus 2002 ($7.0 million compared with $10.5 million) and 20% lower in 2002 versus 2001 ($10.5 million compared with $12.5 million) with a reduction in gross margins in 2003 versus 2002 of approximately 35% (approximately $5.2 million versus $8.0 million) and in 2002 versus 2001 of 16% (approximately $8 million versus $9.5 million). While sales and gross margins in 2004 versus 2003 were stable, the Company believes the decline in this product line may continue in 2005 due to market and other external factors as more fully discussed in "Security Printing Solutions."

         One of the Company's other significant concerns has been the elimination in food coupon revenue at ABN, resulting from the replacement by the USDA of printed food coupons with electronic card-based food coupon benefits. In the third quarter of 2002, ABN was verbally notified by the USDA that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN. As a result of the USDA's notification, in the third quarter of 2002. ABN took a restructuring charge of $0.2 million, which represented the write-down of the carrying value of certain equipment specifically dedicated to this contract.

         In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with terms that the Company believed were pursuant to the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. At a status conference on April 13, 2004, before the USDA Board of Contract Appeals, the government acknowledged that approximately $0.2 million of the claim was approved for payment internally and should therefore be released to ABN. Payment was received by ABN in the second quarter of 2004 and was appropriately recognized as revenue in that period. On February 1, 2005, the case on the balance of the claim (with accrued interest thereon) was found in favor of the USDA before the USDA Board of Contract Appeals. ABN is reviewing a possible appeal of the case based upon the merits. Under accounting rules, pursuant to Staff Accounting Bulletin 104 ("SAB 104") regarding revenue recognition, the Company only recorded the $0.2 million of sales which the USDA acknowledged and subsequently paid.

         As a result of the above, the failure by ABN to fully recover its final invoicings from the USDA under its distribution contract has had a direct and significant effect on the cash flow of ABN as well as the level of dividends available to the Parent.

         While there were no food coupon sales in 2004, food coupon sales in 2003 to the USDA, which only reflected distribution revenue, were approximately $0.8 million. Sales and gross margins (both print and distribution) for 2002 were $7.1 million and $4.0 million, respectively, which represented a significant part of ABN's gross margins (approximately 22%) for the twelve months ended December 31, 2002 (Predecessor and Successor Company combined). The reduction in operating margins from food coupon sales has had a direct and significant effect on the cash flow of ABN and the level of dividends that were available to the Parent. Although, based on current estimates, it is anticipated that dividends from ABN (along with those of ABNB) will be sufficient to fund the Parent's operating expense in the foreseeable future, no assurance can be made that further loss of business at ABN, devaluation of the Real or other business developments will not lead to a contrary result. Furthermore, these issues have been some of the primary reasons that the Company was unable to repay the Senior Notes which were due January 31, 2005. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity and Capital Resources" for further information.

         In the first quarter of 2003, in light of the significant contraction in stock and bond and food coupon volume reductions, ABN consolidated its Philadelphia operations into its Tennessee operation, thereby placing all of ABN's manufacturing operations within a single location, resulting in the termination of approximately 50 employees. Accordingly, ABN recorded a one-time restructuring charge of $0.9 million related primarily to employee terminations. In addition, one-time costs related to plant wind down and equipment relocation were approximately $1.0 million and $0.1 million, respectively, and were funded through internal cash flow and expensed as incurred and have been included in cost of goods sold in accordance with SFAS 146. The total costs resulting from this restructuring were recovered within one year from its execution. Additionally, in the third quarter of 2003, ABN consolidated its two secure satellite storage and distribution facilities into a single facility.

         In January 2004, ABN sold its Philadelphia plant for approximately $0.8 million and recorded a gain of approximately $0.4 million and in the second quarter of 2004, sold currency equipment that was impaired in prior years for approximately $0.5 million, with a corresponding gain in the same amount. In August 2004, ABN sold, in a one-time private sale, certain archival materials outside the ordinary course of business for $3.0 million, net of expenses, resulting in a gain in the same amount.

         Based upon a comparison of the results of operations, operating income at ABN (as adjusted for goodwill, fresh start and other asset impairments) for the twelve months of 2004 versus 2003 improved by approximately $2 million after declines in operating income in 2003 versus 2002 and 2002 versus 2001 of approximately $6.5 million and $2.3 million, respectively. As a result of the above-mentioned 2003 restructuring, ABN was able to return to profitability, however it continues to have difficulties in finding new sales albeit at lower margin to replace its mature business. As a result, the lower levels of operating income have and will continue to have a negative effect on ABN's ability to upstream dividends to the Parent.

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

         ABNB is the Company's largest subsidiary, contributing in 2004 approximately 70% of the revenues and approximately 80% of the operating profit of the consolidated group (excluding goodwill and asset impairment and Parent Company expense). This share has grown as a percentage of the Company's total revenues and operating profit in 2004 with the deconsolidation of LM. The Real's approximately two-thirds overall devaluation since it was permitted to trade freely in 1999 (prior to which the Real had a fixed relationship to the US Dollar and traded at approximately R$1 to the Dollar) has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

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

         In January 2004, the Brazilian government enacted a new sales tax structure called the COFINS which resulted in increased taxation. ABNB was able to take all steps necessary in order to mitigate the impact of this tax on the 2004 operating income.

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

    France

         In March 1998, the Company acquired CPS, a secure card personalization facility. CPS operates within the Company's Transaction Cards and Systems product line. All sales are generated locally in France. CPS is one of the largest personalizers of bank, financial and loyalty type cards.

         Through 2003, CPS had supplied prepaid phone cards under a supply agreement with a local telephone Company which was completed in 2003. In 2003, the local telephone Company requested a tender for a global supply agreement from qualified bidders. CPS was not one of the awarded bidders in this tender. Simultaneous with the phone company's decision, CPS determined to suspend its activities in prepaid phone cards, due to exceptionally low margins in that product line. While sales and gross margins on these phone cards were not material on a consolidated basis, they represented a significant component of the operating income of CPS. Sales and gross margins from prepaid phone cards were $4.0 million and $0.4 million in 2003, $2.6 million and $0.6 million in 2002 and $2.4 million and $0.6 million in 2001.

         In April 2003, CPS entered into a joint venture with a local partner in Morocco to establish a small card personalization bureau. CPS has a fifty percent controlling interest in the joint venture and is providing technical expertise with a small capital contribution. There were no significant operating activities from the joint venture in 2004 and 2003.

         In February 2005, CPS was notified by one of its banking customers that it allegedly received cards personalized by CPS that created a processing error and as a result was filing a claim against CPS for approximately $0.9 million. CPS believes that no losses were sustained by the customer and therefore the claim has no merit. Nevertheless, CPS has notified its insurance carrier of the claim.

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

    LM Restructuring

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

         As a result of this transaction, effective January 1, 2004, the Company recorded the gain on the disposition of LM as a discontinued operation and reflected LM's loss from operations for the six months of 2004 of $1.0 million as a component of discontinued operations. The Company did not break out LM's results of operations for the six days in April from the gain on the sale in the second quarter, as these results would not be meaningful. The Company recorded its remaining preference stock investment in LM valued at approximately $2.1 million under the cost method, as it will have a non-controlling interest in LM and reflected this amount as a component of investment in non-consolidated subsidiaries on the Company's consolidated balance sheet at December 31, 2004. For comparative purposes, the Company deconsolidated LM from the Company's consolidated balance sheet at December 31, 2003, which resulted in a negative investment of $53.8 million and is reflected as a component of investment in non-consolidated subsidiaries. Furthermore, the disposal of this segment of the business has resulted in all prior financial statements and data provided herein to be restated to exclude LM for comparability and to record LM's operations as a discontinued operation.

PRODUCT LINES

         Through its subsidiaries, the Company serves its customers in the regions where it does business through three principal product lines:
Transaction Cards and Systems, Printing Services and Document Management, and Security Printing Solutions. The Company manages and oversees these product lines on a country-by-country basis.

         The following table presents the principal product line components of these sales (excluding the operations of LM) for the twelve months ended December 31, 2004 (Successor Company), December 31, 2003 (Successor Company) and December 31, 2002 (Successor and Predecessor Companies combined). The table also reflects the three months ended December 31, 2002 with respect to the Successor Company, and, with respect to the Predecessor Company, the nine months ended September 30, 2002. (Dollars in thousands):

                                                       DECEMBER 31,               DECEMBER 31,               DECEMBER 31, 2002
                                                           2004                       2003                 SUCCESSOR/PREDECESSOR
                                                     SUCCESSOR COMPANY          SUCCESSOR COMPANY           COMPANIES COMBINED
                                                   SALES       PERCENTAGE      SALES            %          SALES       PERCENTAGE
                                                ------------  ------------  ------------  ------------  ------------  ------------
Transaction Cards and Systems                   $    62,225         38.3%   $    50,022         35.1%   $    42,771         29.6%
Printing Services and Document Mgmt                  28,826         17.8%        26,007         18.2%        21,338         14.8%
Security Printing Solutions                          71,208         43.9%        66,522         46.7%        80,518         55.6%
                                                ------------  ------------  ------------  ------------  ------------  ------------
                                                $   162,259        100.0%   $   142,551        100.0%   $   144,627        100.0%
                                                ============  ============  ============  ============  ============  ============

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 DECEMBER 31, 2002          SEPTEMBER 30, 2002
                                                                 SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                                                SALES            %          SALES           %
                                                             ------------  ------------  ------------  ------------
Transaction Cards and Systems                                $     8,977         28.2%   $    33,794         30.0%
Printing Services and Document Mgmt                                3,937         12.4%        17,401         15.4%
Security Printing Solutions                                       18,954         59.4%        61,564         54.6%
                                                             ------------  ------------  ------------  ------------
                                                             $    31,868        100.0%   $   112,759        100.0%
                                                             ============  ============  ============  ============

Transaction Cards and Systems

         The Company is a leading supplier of a wide range of transaction cards, products and systems in the Brazilian and Argentine markets. In France, CPS is one of the largest personalizers of bank, financial and loyalty cards. The Company continues to expand and improve its production and service capabilities to capitalize on the trend toward cashless financial transactions. These products primarily include: (i) stored-value and prepaid cards, (ii) transaction cards and personalization services, (iii) licenses and issuance systems and (iv) micro-chip imbedded "smart-card" applications.

         Stored-Value and Prepaid Cards. The Company is one of the main suppliers of stored-value and prepaid telephone cards in South America. In Brazil, ABNB is a main supplier of stored-value telephone cards to one of the largest phone card companies in Brazil as well as prepaid phone cards to many mobile telecom operators. In Argentina, the Company is a major supplier of prepaid phone cards to its respective local telephone carriers as well as other South American telephone carriers. In France, the Company supplied prepaid phone cards under a supply agreement with a local telephone Company which was completed in 2003. In 2003, the local telephone Company requested a tender for a global supply agreement from qualified bidders. CPS was not one of the awarded bidders in this tender. The Company also provides stored-value cards as well as contact and contactless cards to various firms in the financial and transportation industries.

         Transaction Cards and Personalization Services. The Company is a leading producer and personalizer of magnetic-stripe transaction cards, including credit, debit, ATM, transportation, access and identification cards, supplying primarily customers in South America. The Company supplies cards to financial institutions, including those issued for Visa(TM), MasterCard(TM) and American Express(TM), as well as cards for major corporations and other institutions. In France, CPS is a leading personalizer of debit cards for many of the major French banks.

         In Latin America, the Company is a leader in the manufacture and personalization of other magnetic stripe transaction cards, including loyalty (frequent buyer) and health insurance program cards.

         License and issuance systems. The Company handles large scale license contracts in a number of Brazilian states, including the production and personalization of driver licenses as well as various corporate identification programs. In Brazil, ABNB is a leading provider of issuance systems including management of motor vehicle documentation for a number of states in Brazil.

         Smart card applications. The Company's subsidiary in Brazil has a joint venture Company with Gemplus S.A., the world's leading systems designer and manufacturer of smart cards. A smart card is a transaction card with an imbedded micro-chip which allows for the storage of materially more data than the traditional magnetic stripe card in a highly secure manner. Under the terms of the joint venture, ABNB manufactures, markets and sells smart card systems and products in the Brazilian market. The Company has a 50% ownership interest in this joint venture. In France, CPS is a third-party personalizer of smart GSM phone cards, and in Argentina, Transtex has started to supply a small volume of smart cards.

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

         In Brazil, the Company provides electronic printing application services for institutions in the banking, insurance, utilities and telecommunication industries, as well as for a number of state and federal government agencies.

         In December 2004, ABNB became a member of a consortium (which includes eight other companies) which was contracted by Empresa Brasilera de Correios e Telegrafos (the "Brazilian Post Office") initially to develop, and later to provide products and service, related to an integrated solution for the decentralized production, processing and delivery of documents. This project, commonly known as the Hybrid Mail, is intended to change the way time-sensitive documents (such as invoices and statements) are printed and distributed throughout Brazil. Through the creation of a network of multiple printing sites across the country, the Hybrid Mail is meant to permit banks, utilities, and credit card companies to print documents close to their final destination in order to reduce delivery times and postal fees.

         Printing, Storage & Distribution. The Company prints products such as business forms and checks and provides storage and distribution services to the end user on behalf of its customers. For example, in Brazil, ABNB performs print and document management and distribution services for leading financial institutions.

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

         Checks. The Company is the leading private sector supplier of personalized checks for major banks in Brazil. ABNB supplies banks and other financial institutions with checks, same-day check personalization, and a wide array of security printing products such as money orders, vouchers and deposit books. With the advent of electronic payment systems, demand for bank checks in Brazil continues to reflect a marked decline, and also represent a small percentage of ABNB's total revenue of approximately 8% in 2004 and 11% in both 2003 and 2002.

         Stock and Bond Certificates. ABN produces stock and bond certificates. ABN is one of the few remaining producers of engraved printed certificates with the unique border designs and vignettes that had traditionally been required by the New York Stock Exchange, Inc. (the "NYSE"). ABN maintains a library of engraving plates for a large percentage of publicly traded securities.

         Stock and Bond certificates represent a declining product and there is considerable risk of further decline, particularly in light of the continued trend toward next day settlement of securities. This risk has been further exacerbated by the Securities and Exchange Commission's order dated July 26, 2001, which granted approval to the NYSE to change its physical format requirements for stock and bond certificates (the "Rule Change"). The Rule Change eliminated the NYSE's Listed Company Manual's requirements pertaining to certificate printing and appearance, and retained only the requirements specifying content. As a result, those requirements no longer mandate the use of intaglio printing or the inclusion of a vignette on the face of the certificate. While sales of stock and bond certificates were approximately the same in 2004 and 2003, they were 33% lower in 2003 versus 2002 ($7.0 million compared to $10.5 million) and 20% lower in 2002 versus 2001 ($10.5 million compared to $12.5 million), with a reduction in gross margins in 2003 versus 2002 of approximately 35% (approximately $5.2 million versus $8.0 million) and 16% in 2002 versus 2001 (approximately $8 million versus $9.5 million), respectively. While sales and gross margins in 2004 versus 2003 were stable, the Company believes the decline may possibly continue in 2005 due to the weak stock market and the other factors discussed above. In addition, the continued movement by many large companies towards paperless electronic transaction settlement could have a further impact on volume reduction in stock and bond certificates.

         Government Products. Government products include a variety of security documents printed for federal, state and local governments throughout the world. The Company manufactures food coupons, passports, visas, tax revenue stamps, property tax vouchers, postal panels, gas coupons, and similar products for federal governments. The Company also supplies secure documents such as motor vehicle registrations, title certificates and licenses, birth certificates, identity cards, and transportation passes for its government customers. The Company, through ABN, also acts as the secure distribution and accountability agent for the United States Postal Service (the "USPS") for its Stamps on Consignment Program ("SOC") delivering stamps to private retailers throughout the United States. In 2002, the USPS replaced the USDA as the Company and ABN's largest single domestic customer, pursuant to a three-year requirements contract with two additional option years. ABN is presently in the fourth year of the contract with sales under the SOC program representing in 2004, 2003 and 2002, approximately 3.9%, 2.7% and 3.7%, respectively, of total consolidated sales of the Company, and approximately 25% in 2004, 28% in 2003 and 23% in 2002 of total sales of ABN. In February 2005, the USPS notified ABN that it will exercise the final option year under the SOC contract. There is no guarantee that ABN will be successful in winning the next competitive bid for the SOC program. The loss of the SOC program could have a material effect on ABN's operating income and cash flows available for dividends to the Parent.

         Until 2002, the USDA was the Company and ABN's largest single domestic customer, for which ABN has printed, stored and distributed food coupon requirements for more than 20 years. Food coupons are engraved printed documents accepted by grocery stores in lieu of cash. ABN was verbally notified by the USDA, during the third quarter of 2002, that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN, which expired on September 30, 2003. In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA, which expired on September 30, 2003. Revenue from food coupons as a percentage of total consolidated sales for 2003, 2002 and 2001 is approximately nil, 3.5% and 3.3%, respectively, but represents approximately 3.5% in 2003, 22% in 2002 and 21% in 2001 of total sales of ABN. In addition, the gross margins were $4 million in both 2002 and 2001. The reduction in operating margins from the loss of food coupon sales has had a direct and significant effect on the cash flow of ABN as well as the level of dividends that were available to the Parent. The on-going dispute with the USDA on the remaining $1.5 million which ABN believes is due under the distribution contract has further exacerbated cash flows available to the Parent. See "Special Note Regarding Forward-Looking Statements" for more information.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company's foreign and domestic operations are managed by geographic region. Therefore, the Company considers each geographic region a reportable segment. Financial information relating to foreign and domestic operations and export sales (as restated to exclude the discontinued operations of LM) for the years ended December 31, 2004 and 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 and the years ended December 31, 2001 and December 31, 2000 with respect to the Predecessor Company were as follows ($ in millions):

                                          YEAR          YEAR        THREE MONTHS     NINE MONTHS        YEAR            YEAR
                                          ENDED         ENDED           ENDED           ENDED           ENDED           ENDED
                                      DECEMBER 31,  DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                          2004          2003            2002            2002             2001            2000
                                      SUCCESSOR CO  SUCCESSOR CO    SUCCESSOR CO   PREDECESSOR CO   PREDECESSOR CO  PREDECESSOR CO
                                      ------------  ------------    ------------   --------------   --------------  --------------
Sales to unaffiliated customers
United States                           $   24.9      $  21.9         $    7.9         $  24.5          $  36.0        $  37.5
Brazil                                     112.3         98.3             20.3            78.4            111.3          132.9
France                                      16.8         17.2              2.9             6.6              8.5            9.9
Argentina                                    8.2          5.1              0.8             3.3              8.2            9.8
Operating profit or (loss) (1):
United States (2)                       $  (12.1)     $ (13.5)        $  (13.8)        $   0.1          $   0.9        $   1.6
Brazil (2)                                  13.1        (21.3)           (31.8)           12.1             11.1           14.2
France                                      (2.6)        (4.2)             0.6             0.4              0.5            0.2
Argentina                                    1.7          1.0              0.1             0.8             (2.1)          (9.5)

United States: Export Sales                 $1.5      $   0.8         $     -          $   0.7          $   1.1        $   1.4

(1) Before Fresh-Start adjustments

(2) Includes the goodwill and asset impairment write offs for the year ended December 31, 2004 (Successor Company) of US $8.2 million and France $2.6 million; for the year ended December 31, 2003 (Successor Company) of US $7.6 million, Brazil $29.6 million and France $4.4 million; for the three months ended December 31, 2002 (Successor Company) of US $14.2 million and Brazil $33.2 million; for the nine months ended September 30, 2002 (Predecessor Company) of US $0.2 million; for the year ended December 31, 2001 (Predecessor Company) of Argentina $1.9 million, and US $0.6 million; and for the year ended December 31, 2000 (Predecessor Company) of Argentina $9.5 million.

         For further information on the Company's foreign and domestic operations and export sales, see Note Q of Notes to Consolidated Financial Statements and the Independent Auditors' Report included herein.

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

Major Customer

         The Company derived $19.4 million for 2004, $18.2 million for 2003 and $17.6 million for 2002 (both Successor and Predecessor Companies combined), or approximately 12.0%, 12.8% and 12.2%, respectively, of total consolidated revenue from the Bradesco Group under two supply contracts, one of which expires in March 2006 and the other in October 2006. Bradesco Vida e Previdencia S.A. ("Bradesco"), a subsidiary of the Bradesco Group, owns a 22.5% minority shareholder interest in ABNB. The Company has supplied products to Bradesco under multi-year supply arrangements since 1995. There can be no assurance that this supply contract will be renewed or if renewed, will be based upon the same prices and conditions that exist today.

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

         Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. In addition, there are several smaller local competitors in Brazil who have manufacturing and service capabilities in certain transaction cards and systems (including driver's license programs) and have therefore created additional competitive pricing pressures. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

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

Backlog

         At December 31, 2004, 2003 and 2002, the Company had an overall backlog of approximately $19.5 million, $15.4 million and $12.4 million, respectively. This backlog principally consists of orders related to stored-value telephone cards, stamps on consignment distribution, traditional and electronic printing and financial payment cards. Generally, a substantial portion of the Company's backlog is produced and shipped within twelve months. The Company believes that its backlog is not a meaningful representation of the Company's expected revenues. Aside from the expiry of long term customer contracts in the normal course of business, the Company is not impacted by seasonality.

Raw Materials

         Sources of raw materials are generally reliable. However, the Company's dependency upon any one supplier for raw materials and consumables used in its businesses is dependent primarily upon the type of product and the region where the Company conducts business. For instance, with respect to certain product lines such as transaction cards, certain raw materials, such as specific chemicals or plastics for card manufacturing and consumables for card personalization, are available from either one or a limited number of suppliers. Furthermore, some of these materials may contain certain petroleum or precious metal based by-products that may cause periods of price volatility. In addition, the continual threat of volatile foreign currency swings could result in higher costs for raw materials from foreign suppliers who are based in countries with stronger denominated currencies. In some instances our subsidiaries have been able to overcome potential threats by identifying reliable local suppliers. There can be no assurance that significant price increases in raw materials and consumables can be passed on either in whole or in part to the Company's customers. As a result, any significant price increase may have a material adverse effect on the results of operations, financial position and cash flow of the Company.

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

Employees

         At December 31, 2004, the Company had approximately 2,520 employees consisting of 2,260 manufacturing employees, 180 plant administration and sales personnel and 80 executive, corporate and administrative personnel. Approximately 65% of Transtex's employees and all of ABNB's employees are represented by labor unions. None of ABN's or CPS' employees are represented by labor unions. The Company's future profitability will depend, in part, on its ability to maintain satisfactory relationships with labor unions and employees and in avoiding strikes and work stoppages. The Company considers its employee relations to be good.


ITEM 2. PROPERTIES.

                                                             OWNED
                                               APPROXIMATE    OR
           BUSINESS SEGMENT AND LOCATION         FOOTAGE     LEASED                             OPERATIONS
---------------------------------------------  -----------  -------  ---------------------------------------------------------------
United States:
      560 Sylvan Avenue,
        Englewood Cliffs, New Jersey               3,200    Leased   Executive, administration and offices, lease expires 8/06
      Trevose, Pennsylvania                       11,000    Leased   Administration and sales offices; printing, lease expires 12/05
      Columbia, Tennessee                         50,000    Owned    Administration and sales offices; security printing
      Mt. Pleasant, Tennessee                     15,000    Leased   Storage lease month to month
      Columbia, Tennessee                         15,000    Leased   Storage, lease expired 2/05
      Mt. Pleasant, Tennessee                     49,800    Leased   Distribution and storage, lease expires 6/06

Brazil:
      Jandira, Sao Paulo                         310,000    Leased   Printing, storage and distribution, electronic printing and smart-card manufacturing and personalization, lease month to
                                                                     Month
      Rio de Janeiro, RJ                          11,000    Leased   Executive, administration and offices
      Rio de Janeiro, Rio de Janeiro             140,000    Owned    Checks, telephone cards, intaglio documents, printing and card personalization
      Erechim, Rio Grande do Sul                  40,000    Owned    Production of transaction cards

France: (includes Morocco)
      Craponne, Lyon                              11,000    Leased   CPS head office, sales and card personalization, lease expires
                                                                     7/07
      Casablanca, Morocco                          1,200    Leased   Sales and card personalization lease month to month

Argentina: (includes Chile)
      Buenos Aires, Argentina                     32,000    Leased   Card manufacturing and personalization, month to month
      Santiago, Chile                                100    Leased   Sales and card personalization, lease month to month

         The Company believes that all its material property, plants and equipment are well maintained, in good operating condition and suitable for its purposes and needs through calendar year 2006. See Note T Notes to Consolidated Financial Statements for additional information regarding lease costs. The Company believes that there will be no difficulty either negotiating renewals of its real property leases as they expire or in finding other satisfactory space.

ITEM 3.  LEGAL PROCEEDINGS.

CHAPTER 11 - CURRENT PLAN PROCEEDINGS

         Over the past two years since the October 2002 consummation of its December 1999 Plan of reorganization, the Parent's ability to repay the Senior Notes when due has been adversely affected by a combination of: (i) the high degree of dependence on its Brazilian subsidiary, (ii) declining markets and competitive pricing in the United States and France, and (iii) the political and economic instability that has occurred in Argentina. More specifically: (i) the Parent's Brazilian subsidiary operates in a highly volatile economic environment, with significant foreign currency exchange rate variations, each of which has both directly impacted the dividends available to be repatriated to the Parent, and limited the Parent's ability to raise additional capital or debt financing to repay the Senior Notes; (ii) declining cash flows from the Parent's American and French subsidiaries have been insufficient to allow the Parent to repay the Senior Notes; and (iii) Argentina's economic instability has both directly impacted the Company's Argentine operations and limited the Parent's ability to raise additional capital or debt financing to repay the Senior Notes. All of these factors contributed to the Parent's determination that it would be unable to repay the Senior Notes when due, and to initiate negotiations with holders of a majority of the Senior Notes and a majority of the Common Stock.

         As a result of those negotiations, on January 19, 2005, the Parent (but none of its subsidiaries), with the consent of the holders of a majority of the Senior Notes and a majority of the Common Stock, filed a voluntary Chapter 11 petition in the Bankruptcy Court seeking relief under the provisions of chapter 11 of title 11 of the Bankruptcy Code. At that time, the Parent filed the proposed Plan, which reflected the results of its negotiations with the Senior Note holders and Common Stock holders. The Plan is a "pre-arranged" and consensually agreed upon plan of reorganization, under which, among other things, (i) holders of the Company's Senior Notes will receive either New Common Stock, cash, or New Notes (depending on which class the holder falls into under the Plan and which treatment the holder elects), (ii) holders of the Company's current Common Stock will receive either cash or a combination of cash and New Common Stock depending on which class they fall into under the Plan, (iii) all priority and miscellaneous secured creditors will be reinstated, and (iv) all general unsecured creditors will be unimpaired and will be paid in full. In connection with the Plan, the Company, upon consummation of the Plan of reorganization, anticipates issuing 1,871,714 shares of its New Common Stock or approximately 17.5% of the ownership of the reorganized Company on a fully diluted basis as more fully discussed herein, for an aggregate of $16.0 million in proceeds pursuant to the Exit Financing Agreement entered into by several large investors as more fully described herein. The proceeds of such shares of New Common Stock will be used to make cash distributions under the Plan and for general working capital needs of the Company. Consummation of the plan of reorganization is subject to, among other things, consummating such sales of New Common Stock. The Company continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

         On February 24, 2005, the Bankruptcy Court approved the Company's disclosure statement (the "Disclosure Statement"). The final deadline for voting classes to accept or reject the Plan was March 24, 2005 and the final date to object to confirmation of the Plan was March 31, 2005. No objections were raised to the Plan. On April 8, 2005, a final hearing was held and the Bankruptcy Court confirmed the Company's Plan of reorganization. Consummation is expected to occur shortly thereafter.

         It is anticipated that confirmation of the Plan will eliminate the Parent's Senior Notes and leave only a relatively nominal amount of New Notes in place, which the Reorganized Parent will be able to service from operational cash flow. By offering the large holders of the Senior Notes a substantial portion of the New Common Stock of the Company on a post-restructuring basis, these holders will participate in the long term growth and appreciation of the Company's business, which is expected to be enhanced by the significant reduction of its debt service obligations supported by the Company's results of operations and cash flows. Since several of the large Senior Note holders who own approximately 71% of the total Senior Note issuance also hold approximately 88% of the current Common Stock, the consensual agreement of these parties under the Plan to exchange their debt for equity will not result in a change in ownership control of the Company, and, as such, Fresh Start Accounting under the Statement of Position (SOP 90-7) will not be required. None of the Parent's subsidiaries is or has ever been a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding. As a result, during the Parent's reorganization, each one of the Parent's subsidiaries will continue to operate its respective business in the normal course, on a stand-alone basis.

CHAPTER 11 1999 FILING - CONFIRMATION AND CONSUMMATION OF THE PLAN

         On December 8, 1999 (the "Petition Date"), the Parent (but none of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. On that date, the Parent also filed its December 1999 Plan of reorganization, which set forth the manner in which claims against and interests in the Parent would be treated following its emergence from Chapter 11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries were a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding.

         The Parent's December 1999 Plan of reorganization was subsequently amended four times and on May 24, 2002, the Parent submitted its final disclosure statement with respect to its proposed fourth amended reorganization plan to the Bankruptcy Court. On August 22, 2002, the Bankruptcy Court confirmed the December 1999 Plan. On October 1, 2002, the Effective Date, all conditions required for the consummation of the Plan ("The October 2002 Consummation") were achieved and the December 1999 Plan became effective.

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

         On January 12, 2005, the Bankruptcy Court entered the final decree and thereby closed the Chapter 11 case for the December 1999 Plan.

    OTHER POTENTIAL CLAIMS AND PROCEEDINGS

         USDA CLAIM - In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with terms the Company believed were pursuant to the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. Pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 104, the Company did not recognize any of the revenue on these services as a result of the USDA's initial rejection of ABN's claim. At a status conference on April 13, 2004, before the USDA Board of Contract Appeals, the government acknowledged that approximately $0.2 million of the claim was approved for payment internally and should therefore be released to ABN. Payment was received by ABN in the second quarter of 2004 and was appropriately recognized as revenue in that period. On February 1, 2005, the case on the balance of the claim (with accrued interest thereon) was found in favor of the USDA before the USDA Board of Contract Appeals. ABN is reviewing a possible appeal on the case based upon the merits.

         ANATEL FINE - On September 22, 2004, the Brazilian Telecommunications Commission ("Anatel"), levied a $0.8 million fine against ABNB, citing ABNB's failure to comply with new product material specifications in connection with inductive phone cards that are sold to the local telephone Company. ABNB has reviewed the claim with legal counsel and believes that it has meritorious defenses against the assessment.

         SOCIETE GENERALE CLAIM - In February 2005, CPS was notified by one of its banking customers that it allegedly received cards personalized by CPS that created a processing error and as a result was filing a claim against CPS for approximately $0.9 million. CPS believes that no losses were sustained by the customer and therefore the claim has no merit. Nevertheless, CPS has notified its insurance carrier of the claim.

         STATE AND LOCAL TAXES - The Parent continues to vigorously contest NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.3 million related to tax years up to and including 1992 for which the Parent is adequately reserved. In December 2004, hearing sessions were held by the Administrative Law Judge of the New York City Tax Appeals Tribunal. A schedule for filing hearing memoranda by both parties has yet to be set. Management believes that it has meritorious defenses with regard to the assessment for these years.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock trades on the over-the-counter market and is quoted on the NASDAQ OTC Bulletin Board under the symbol "ABNT." The Series 1 Warrants and Series 2 Warrants are traded on the same market under the symbols "ABNW" and "ABNZ", respectively. The Common Stock of the reorganized Company began trading on October 15, 2002 after the emergence of the Company from Chapter 11. Accordingly, prices for the common shares of the Predecessor Company are not shown because they are not comparable.

         The following table sets forth the high and low per share bid quotations for the Common Stock as reported by the OTC Bulletin Board since October 15, 2002:

                                            HIGH              LOW
                           2004
                      First Quarter       $  0.48          $  0.31
                      Second Quarter         0.32             0.14
                      Third Quarter          0.16             0.12
                      Fourth Quarter         0.15             0.12
                           2003
                      First Quarter       $  0.24          $  0.05
                      Second Quarter         0.33             0.24
                      Third Quarter          0.90             0.33
                      Fourth Quarter         0.75             0.41
                           2002
                      Fourth Quarter      $  0.54          $  0.05

         During the first quarter of 2005 through March 17, 2005, reported high and low per share bid quotations for the Common Stock were $0.56.

         The OTC market quotations reflect inter-dealer quotations, without markup, markdown or commission and may not represent actual transactions. Although shares of the Common Stock are traded on the OTC Bulletin Board, trading of the shares is sporadic and, an established public trading market for the Company's securities does not exist.

         As of April 8, 2005, the Parent had approximately 3,095 Common Stockholders of record.

Securities authorized for issuance under Equity Compensation Plans.

         The following table represents compensation plans under which equity securities of the Parent were authorized for issuance as approved by security holders pursuant to the October 2002 Consummation of the December 1999 Plan. There were no equity compensation plans not previously approved by security holders. Pursuant to the Plan, these securities will be cancelled upon consummation and new equity securities will be issued under a new stock incentive program, (see "Securities to be Issued in Connection with the Plan" for further information).

                                                                                                              NUMBER OF SECURITIES
                                                               NUMBER OF SECURITIES    WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                                                   TO BE ISSUED        EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                                                                 UPON EXERCISE OF         OUTSTANDING      EQUITY COMPENSATION PLANS
                                                               OUTSTANDING OPTIONS,        OPTIONS,          (EXCLUDING SECURITIES
 PLAN CATEGORY                                                 WARRANTS AND RIGHTS    WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a)
 -------------                                                 -------------------    -------------------   -----------------------
Equity compensation plans approved by security holders                780,000               $  2.50                 337,700
Equity compensation plans not approved by security holders                  -                     -                       -
                                                                     --------               -------                --------
Total                                                                 780,000               $  2.50                 337,700

Dividend Policy

         No cash dividends were paid on the Parent's common equity in 2004, 2003, or in 2002. The Parent is restricted from paying cash dividends on its Common Stock by the terms of its financing agreements. As a result, the Parent absent a successful Plan restructuring does not anticipate that any dividends with respect to the Common Stock will be paid in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As a holding Company, the Parent is dependent on dividends from its subsidiaries to service its US publicly held debt and to fund its corporate office expenses. Currently, ABN, ABNB, CPS and Transtex are permitted to pay dividends, although presently only ABN and ABNB generate sufficient excess cash flow to fund any material portion of the Parent's obligations. As a result, the Parent is unable to repay the principal on the Parent's remaining reorganized public debt structure and fund the Parent's corporate office expenses. This factor, combined with the Company's limited access to capital and financial markets to refinance the Senior Notes, which matured on January 31, 2005, has required the Parent to enter into the Plan of reorganization prior to the Company defaulting on such Notes. For a further discussion of these risks, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and the Independent Auditors' Report with respect to the Company's Consolidated Financial Statements filed herewith.

Trading of the Company's Common Stock

         As a result of the October 2002 Consummation of the December 1999 Plan, the Parent was able to reduce a significant principal amount of its outstanding indebtedness by converting a substantial portion of that indebtedness into Common Stock, the majority which is closely held by a small number of holders who own approximately 88% of the total Common Stock and also own approximately 71% of the total Senior Notes which are anticipated to be restructured as part of the Plan. Due to the closely held nature of the Common Stock and because of the continuing risks disclosed herein, management believes that the Common Stock may be speculative and therefore cannot predict its value, if any.

Post October 2002 Reorganized Equity Structure

         Common Stock - Pursuant to the terms of the December 1999 Plan, on the Effective Date, the Parent authorized 20 million shares of Common Stock, $.01 par value per share. 11,828,571 shares were issued pursuant to the December 1999 Plan, which included 1,428 shares of Common Stock issued pursuant to a Rights Offering. There were no new shares issued in 2004 or 2003. Each share of Common Stock represents one voting right and the Common Stock does not have any pre-emptive rights. Dividends on the Common Stock are payable solely at the discretion of the Board of Directors and are restricted pursuant to the terms of the Senior Note indenture. Pursuant to the Plan, holders of Common Stock who hold 500,000 or more shares will receive a combination of cash and New Common Stock for their claim and those with less than 500,000 shares will receive cash. See "Securities to be issued in connection with the Plan" for specifications of the distributions.

         Warrants- Under the December 1999 Plan, on the Effective Date, the Parent authorized and issued two series of warrants totaling 622,481, each representing the right to purchase one share of Common Stock. These warrants vested immediately upon issuance and will expire five years from the Effective Date. The 311,241 (Series 1 Warrants) will have a strike price of $10.00 and the 311,240 (Series 2 Warrants) will have a strike price of $12.50. Both sets of warrants have certain anti-dilution rights which upon exercise shall be adjusted for stock splits, dividends, recapitalization, and similar events. Upon a merger or consolidation of the Company, holders of warrants shall receive the market value of the warrants or warrants in the merged or consolidated Company. Pursuant to the Plan, it is anticipated that these Warrants will be cancelled. See "Securities to be issued in connection with the Plan" for further information.

         Management Incentive Options- Under the December 1999 Plan, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the Reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "2002 Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options are scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to key employees. No Management Incentive Options were issued to employees in 2004 or 2003. Pursuant to the Plan, it is anticipated that these Management Incentive Options will be cancelled. See " Securities to be issued in connection with the Plan" for further information.

         Consultant Options. Consultant Options were issued upon the Effective Date of the December 1999 Plan that entitle the Company's former Chairman and Chief Executive Officer, Morris Weissman ("Weissman"), to purchase up to 88,531 shares of Common Stock or approximately 0.64% of the New Common Stock on a fully diluted basis at an exercise price of $2.50 per share. The Consultant Options shall expire on the tenth anniversary of the Effective Date of the December 1999 Plan in accordance with the terms of a settlement agreement with Weissman. Pursuant to the Plan, it is anticipated that these Consultant Options will be cancelled. See "Securities to be issued in connection with the Plan" for further information.

         Equity Options. These options were issued upon the Effective Date of the December 1999 Plan that entitle the holders of Common Stock to purchase (i) up to 88,531 shares of Common Stock, or approximately 0.64% of the Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the Common Stock trades at an average price of $5.00 over twenty
(20) consecutive trading days, and (ii) up to 88,531 shares of Common Stock or approximately 0.64% of the Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the Common Stock trades at an average price of $7.50 over twenty (20) consecutive trading days. The term of an Equity Option shall commence on the grant date and terminate upon the expiration of ten years from the grant date. At the expiration date all rights under an Equity Option shall cease. To the extent all or any portion of an Equity Option becomes exercisable as described above, such Equity Option will remain exercisable until the expiration date even though the Common Stock subsequently trades at an average price less than the target levels described above, provided however that no portion of any Equity Options shall be exercisable after the expiration date. Pursuant to the Plan, it is anticipated that these Equity Options will be cancelled. See "Securities to be issued in connection with the Plan" for further information.

         Plan Administrative Claims. Administrative Claims under the December 1999 Plan were incurred primarily through December 31, 2003. In 2004, expenses were incurred primarily for the new Plan which includes primarily legal fees, investment advisors fees, US Trustee fees and various printing and public notification costs. Expenses incurred in the year ended December 31, 2004 and 2003 (Successor Company), and the twelve months ended December 31, 2002 (Predecessor and Successor Companies combined) pursuant to these restructurings are as follows (in thousands):

                               YEAR             YEAR              THREE MONTHS       NINE MONTHS        TWELVE MONTHS
                               ENDED            ENDED                ENDED              ENDED              ENDED
                           DECEMBER 31,       DECEMBER 31,        DECEMBER 31,       SEPTEMBER 30,       DECEMBER 31,
                           SUCCESSOR CO       SUCCESSOR CO        SUCCESSOR CO      PREDECESSOR CO        COMBINED
                               2004               2003                2002               2002               2002
                         ---------------    ---------------     ---------------     ---------------    ---------------
Legal                    $          339     $           93      $          (30)     $          997     $          967
Investment Advisors                  41                234
Trustees Fees                        16                 33                  --                  35                 35
Printing and mailing                 --                 --                  --                  62                 62
Information agent                    --                 --                  --                  66                 66
                         ---------------    ---------------     ---------------     ---------------    ---------------
                         $          396     $          360      $          (30)     $        1,160     $        1,130
                         ===============    ===============     ===============     ===============    ===============

         Legal and other professional fees of approximately $0.2 million, $0.4 million and $0.8 million were paid in 2004, 2003, and 2002, respectively in accordance with retentions approved by the Bankruptcy Court. In addition, the Parent agreed in the fourth quarter of 2003 to settle with Blackstone, the Parent's former investment advisor, with respect to Blackstone's $1.6 million asserted claim. As a result of the settlement, Blackstone received from the Parent in January 2004 approximately $0.6 million in cash and approximately $1.3 million in Senior Notes which were repurchased by the Company in the open market during 2003 at a cost of approximately $0.6 million.

         The Parent anticipates that additional legal trustee fees, printing and mailing, and information agent expenses to consummate the Plan will be required. Based upon an April 2005 consummation date, total remaining costs should be expended in the normal course of the Chapter 11 proceeding.

January 2005 Chapter 11 Plan of Reorganization

CHAPTER 11 PLAN OF REORGANIZATION

         On January 19, 2005, the Parent (but none of is subsidiaries) filed a petition for reorganization relief under Chapter 11. The Plan, proposed by the Parent and anticipated to be confirmed by the Bankruptcy Court, will allow the Parent to reduce the principal amount of its outstanding indebtedness by converting a substantial portion of that indebtedness into New Common Stock. The Plan was confirmed by the Bankruptcy Court on April 8, 2005 with consummation expected shortly thereafter.

         Because following consummation of the Plan, a majority of the New Common Stock will be closely held by less than 300 holders of record, it is anticipated that the Company will elect to be a private Company. As a result, the Reorganized Parent will deregister and will no longer be required to file periodic reports (such as Annual Reports and Form 10K and Quarterly Reports or Form 10Q) with the SEC. Management cannot predict the final terms upon which the Plan may be consummated, and because of the continuing risks disclosed herein, management believes that the New Common Stock may be speculative and therefore cannot predict its value.

SECURITIES TO BE ISSUED IN CONNECTION WITH THE PLAN

         The following discussion of new securities to be issued in connection with the Plan is based upon the Disclosure Statement approved by the Bankruptcy Court on February 24, 2005. It is anticipated that no significant further amendments to the Plan are contemplated. Any ministerial changes are not anticipated to impact the relative equity percentages to be received by each allowed claim holder.

         NEW COMMON STOCK. The principal terms of the New Common Stock to be issued by the Reorganized Parent under the Plan are as follows:

         Authorization:                             35 million shares, $.01 par value per share

         Initial Issuance:                          10,000,000 shares

         Shares Reserved For Issuance:

                  Stock Incentive Plan:             700,000 shares (estimated maximum)

                  Total                             10,700,000 shares

         Par Value:                                 $.01 per share

         Voting Rights:                             One vote per share

         Preemptive Rights:                         None

         Dividends:                                 Payable at the  discretion of the Board of Directors of the
                                                    Reorganized Parent


         All references in this Report to "on a fully diluted basis" or "subject to dilution" shall give effect to the issuance of the number of shares of New Common Stock reserved for issuance of the Stock Incentive Plan stated above.

         STOCK INCENTIVE PLAN. In connection with the Plan, the Reorganized Company will adopt a stock incentive plan (the "Stock Incentive Plan") that is intended to provide incentives to attract, retain and motivate highly competent persons as officers, non-employee directors and key employees of the Reorganized Company by providing such persons with incentive options to acquire shares of New Common Stock of the Reorganized Company. Additionally, the Stock Incentive Plan is intended to assist in further aligning the interests of the Reorganized Company's directors, officers, key employees, and consultants to those of its stockholders. Under the Stock Incentive Plan, 700,000 shares of New Common Stock of the Reorganized Company will be reserved for issuance. Approval of the Plan will also constitute approval of the Stock Incentive Plan. The Stock Incentive Plan will be adopted as part of the Plan. Pursuant to the Stock Incentive Plan, all options issued are required to have an exercise price no less than $85.5 million divided by the total number of New Common Stock as of the Effective Date of the Plan (the "Bankruptcy Stock Value"). Similarly, any Restricted Shares to be issued under the Stock Incentive Plan are required to be issued at a price no less than the Bankruptcy Stock Value.

         THE EXIT FINANCING AGREEMENT. On the Effective Date, certain current controlling interest insiders of the Company, whom also have representatives on the Board of Directors ("the Exit Financing Parties") and presently own approximately 88% of the current Common Stock and approximately 71% of the Senior Note indebtedness, have agreed to an Exit Financing Agreement whereby, the Exit Financing Parties shall transfer $16,000,000 of proceeds to the Reorganized Company in return for the New Common Stock in the following amounts:


                                              Exit Financing        New Issued
                                                  Amount           Common Stock
                                              --------------       ------------
Bay Harbour Partners, Ltd                     $   2,000,000            233,964
Lloyd I. Miller, III                              2,000,000            233,964
Pollux Investments, LLC                           2,000,000            233,964
Highland Capital Management, L.P.                10,000,000          1,169,822
                                              --------------       ------------
TOTAL                                         $  16,000,000          1,871,714
                                              ==============       ============


         The Exit Financing will be used to make certain of the cash distributions provided for under the Plan, including the payments for certain administrative claims, priority claims, other priority claims, miscellaneous secured claims, miscellaneous unsecured claims, Supplemental Executive Retirement Payments ("SERP") claims, equity interests, and interests of de minimis equity holders (those holders with 500,000 shares or less in current Common Stock as more fully discussed below). Additionally, the Exit Financing will be used to meet the Company's working capital needs, during the months following the Effective Date of the Plan.

         The Exit Financing Parties will receive New Common Stock at 75% of the Company's equity value based upon an independent valuation of the Reorganized Company. The Company explored the possibility of obtaining Exit Financing in return for a note or other type of financial instrument, but was concerned about its ability to service that note or instrument in addition to the New Notes. The Company turned to certain insiders of the Company to determine if they were willing to provide the Exit Financing in exchange for New Common Stock. While the Exit Financing Parties are receiving the New Common Stock at a discount, such funds are absolutely necessary for the Company's reorganization, and because of the Company's financial condition, it is unlikely that the Parent would be able to obtain financing on similar terms to that to be provided by the Exit Financing Parties. Outside lenders are generally unwilling to take the risk associated with lending cash in exchange for equity in a Company and an exchange of equity for the Exit Financing was vital to the Company's ability to emerge from Chapter 11 with a serviceable debt load. Furthermore, the Exit Financing Parties are not seeking fees or expense reimbursement.

THE ABOVE EXIT FINANCING PARTIES OR THEIR AFFILIATES ARE INSIDERS OF THE COMPANY AND PERSONS ASSOCIATED WITH THE EXIT FINANCING PARTIES SERVE ON THE BOARD OF DIRECTORS OF THE COMPANY. UPON CONSUMMATION OF THE PLAN, IT IS ANTICIPATED THAT THE EXIT FINANCING PARTIES WILL OWN APPROXIMATELY 79% OF THE REORGANIZED COMPANY ON A FULLY DILUTED BASIS.

         NEW NOTES. The Reorganized Company will have the ability to issue up to $11 million face amount of New Notes in exchange for those Senior Note Holders which fall within the Note Convenience Claim (see "Senior Note Claims") and elect New Notes in lieu of cash as more fully discussed below. The New Notes will be unsecured and pay interest quarterly at 7% per annum and mature in 2009 commencing on the date of issuance.

         VALUATION OF REORGANIZED COMPANY. In the fourth quarter of 2004, the Company engaged Amper, Politziner & Mattia, P.C. ("Amper") to be the valuation expert in order to perform an appraisal of the Company's enterprise value for the purposes of the Plan. For the purpose of distributions under the Plan, Amper, with management's assistance, ascribed a reorganized enterprise value of $114 million after receipt of the funds from the Exit Financing and net of the New Notes of the Reorganized Company.

DISTRIBUTIONS UNDER THE PLAN

         The following descriptions are summaries of material terms and distributions under the Plan. This summary is qualified by the material agreements and related documents constituting the Plan, copies of which have been filed as exhibits to this report, and by the provisions of applicable law.

         EXISTING CREDITOR CLAIMS. The major classes and the respective distributions that these classes will receive of the above securities under the Plan are described below. For more complete information of the claims and recoveries under the Plan, reference is made to the Plan and the related Disclosure Statement attached as exhibits to this report.

         PRIORITY CLAIMS, UNSECURED AND MISCELLANEOUS SECURED CLAIMS. All priority, unsecured and miscellaneous secured claims will remain unimpaired and be settled in cash or continue to be paid their respective obligations in the ordinary course of business.

         SENIOR NOTE CLAIMS

         At December 31, 2004, the Parent had total outstanding Senior Note indebtedness of approximately $106.8 million including accrued pay in kind interest. The Senior Notes had a maturity date of January 31, 2005, at which time the total outstanding indebtedness would have been approximately $107.9 million. Based upon the terms of the 2005 Plan these Senior Notes will receive the following treatment:

         (a) SENIOR NOTE HOLDERS WITH A CLAIM WITH AN AGGREGATE PRINCIPAL AMOUNT (INCLUDING PAY IN KIND INTEREST) GREATER THAN $45,000. These Senior Note Holders on the Distribution Date will receive in full satisfaction, settlement, release and discharge of and in exchange of such claim, their ratable portion of 7,920,884 shares of New Common Stock or approximately 74% of the ownership of the Reorganized Company on a fully diluted basis. Based upon the enterprise value of approximately $114 million, these holders would receive an estimated recovery of approximately 95%.

         (b) SENIOR NOTE HOLDERS WITH A CLAIM WITH AN AGGREGATE PRINCIPAL AMOUNT (INCLUDING PAY IN KIND INTEREST) EQUAL TO OR LESS THAN $45,000. These Senior Note Holders on the Distribution Date will have the option at their election to receive in full satisfaction, settlement, release and discharge of and exchange for such claim either cash equal to 60% of such holder's allowed claim or New Notes equal to 100% of the holder's claim. In the absence of the Senior Note Holder not making this election, such holder will have deemed to accept the 60% cash distribution for their allowed claim.

         COMMON STOCK EQUITY INTERESTS

         All equity interests represented by approximately 11.8 million shares of current Common Stock will receive the following distributions in exchange for these claims pursuant to the Plan as follows:

         (a) CURRENT COMMON STOCK HOLDERS WHO OWN IN EXCESS OF 500,000 SHARES. These holders will have their equity interests cancelled on the Effective Date and on the Distribution Date will receive in full satisfaction, settlement, release and discharge of and exchange for these interests their prorata share of approximately 207,402 shares of New Common Stock or approximately 1.9% of the ownership of the Reorganized Company on a fully diluted basis and approximately $4 million in cash.

         (b) CURRENT COMMON STOCK HOLDERS WHO OWN BETWEEN 1 AND 500,000 SHARES. These holders will have their equity interests cancelled on the effective date and on the Distribution Date will receive in full satisfaction, settlement, release and discharge of and exchange for these interests their prorata portion of approximately $1 million in cash.

         ALL OTHER EQUITY INTERESTS.

         All Warrants, Management Incentive Options, Consultant Options and Equity Options will be cancelled and receive no distribution under the Plan.

         SERP CLAIM

         On the Distribution Date, Sheldon Cantor who represents the remaining unsettled individual under the Company's SERP Plan, will receive in full satisfaction, settlement, release and discharge of and in exchange for such claim an amount equal to approximately $25,000 or one year of SERP benefits. All other SERP participants have settled their respective claims in exchange for approximately one year of SERP benefits with the exception of Morris Weissman, who renegotiated his SERP settlement as more fully discussed in Note Q to Notes to Consolidated Financial Statements. Separate from this claim, the Company and Mr. Cantor upon Consummation agree to enter into a five year consulting agreement with Mr. Cantor at $25,000 per annum payable in advance to perform consulting services for the Company.

   CONDITIONS PRECEDENT TO EFFECTIVE DATE.

         The Consummation of the Plan is subject to satisfaction of the following conditions precedent: (i) A confirmation order shall have been entered by the clerk of the Bankruptcy Court which is in form and substance reasonably acceptable to the Company and there shall not be a stay or injunction in effect with respect thereto; (ii) The Exit Financing Parties shall have paid the Company $16,000,000 in proceeds under the Exit Financing Agreement in accordance with the terms of the Plan and the Exit Financing Agreement; (iii) The Company shall have purchased directors and officers liability insurance for the Board of Directors of the Reorganized Company in form, substance and amount reasonably acceptable to the Company; and (iv) All other actions and all agreements, instruments or other documents necessary to implement the terms and provisions hereof shall have been effected.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below is for the twelve months ended December 31, 2004 (Successor Company), the twelve months ended December 31, 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company), and the twelve months ended December 31, 2001 and 2000 (both Predecessor Company) and is derived from the consolidated financial statements, and should be read in conjunction with such consolidated financial statements, including the notes thereto, appearing elsewhere herein. With respect to the Company's operating results, the Company has presented the results of the Predecessor Company and the Successor Company for 2002 on a combined basis, as these combined results are capable of comparison to the results of the Successor Company for 2003 and the Predecessor Company for 2001 and 2000, except for changes in interest and depreciation expenses resulting from the reorganization of the Parent's debt and fair market value adjustments to the Company's property, plant and equipment as a consequence of the consummation of the 1999 Plan and related Fresh Start reporting. In addition, the Parent's disposal of LM in April 2004 resulted in a discontinued operation of this segment of the business and as such the Company's selected financial data have been restated to reflect LM as a component of discontinued operations for each of the periods below for comparative purposes.

                                 Year         Year         Three Months    Nine Months Twelve Months      Year           Year
                                Ended        Ended           Ending         Ending         2002           Ended          Ended
                             December 31,   December 31,   December 31,   September 30,  Combined      December 31,   December 31,
                                 2004          2003           2002            2002      (Successor &       2001          2000
                             (Successor     (Successor     (Successor     (Predecessor  (Predecessor   (Predecessor   (Predecessor
                                 Co)            Co)            Co)             Co)           Co)            Co)            Co)
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
INCOME STATEMENT DATA                                (Dollars in thousands, except share and per share data)
Continuing Operations
Sales                       $    162,259   $    142,551   $     31,868   $    112,759   $    144,627   $    163,977   $    190,125
Cost of good sold                114,821        106,587         22,962         78,779        101,741        120,973        138,090
Selling and administrative        24,863         20,842          4,363         16,010         20,373         23,236         27,724
Restructuring                         --            933             --             --             --             --             --
Goodwill and asset
  impairments                     10,820         41,537         47,435            221         47,656          2,482          9,500
Depreciation and
  amortization                    11,711         10,561          2,029          4,349          6,378          6,919          8,307
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Operating income (loss)               44        (37,909)       (44,921)        13,400        (31,521)        10,367          6,504
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Curtailment and
  other related gains             (3,455)          (334)        (5,001)            --         (5,001)            --             --
Interest expense                  10,470         10,277          2,422          8,404         10,826          9,871         10,602
Gain on senior note
  repurchases                     (1,077)        (3,393)            --             --             --             --             --
Gain on sale of archives          (3,004)            --             --             --             --             --             --
Interest and other, net           (1,472)        (1,038)          (258)          (197)          (455)           284           (564)
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Income (loss) before
  reorganization items,
  taxes on income and
  minority interest               (1,418)       (43,421)       (42,084)         5,193        (36,891)           212         (3,534)
Fresh-Start Gain                      --             --       (223,185)      (223,185)            --             --
Reorganization costs                 396            360            (30)         1,160          1,130            127          2,740
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Income (loss) before
  taxes on income
  and minority interest           (1,814)       (43,781)       (42,054)       227,218        185,164             85         (6,274)
Taxes on income                    6,042          4,249            147          3,493          3,640          2,337          4,779
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Income (loss) before
  minority interest               (7,856)       (48,030)       (42,201)       223,725        181,524         (2,252)       (11,053)
Minority interest
  expense (income)                 1,889         (5,474)        (7,417)        24,666         17,249          1,395          1,968
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Income (loss) from
  continuing operations           (9,745)       (42,556)       (34,784)       199,059        164,275         (3,647)       (13,021)
Discontinued
  operations (1)
Income (loss) from
  discontinued operations         55,952         (4,026)        (4,647)       (27,652)       (32,299)        (1,807)        (3,845)
Extraordinary items
Forgiveness of debt and
  debt reinstatement                  --             --             --         89,520         89,520             --             --
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Net Income (loss)           $     46,207   $    (46,582)  $    (39,431)  $    260,927   $    221,496   $     (5,454)  $    (16,866)
                            =============  =============  =============  =============  =============  =============  =============
Income (loss) per
  commons share
basic and diluted (2)
Continuing operations       $      (0.83)  $      (3.62)  $      (2.96)            NA             NA             NA            N/A
Discontinued operations             4.75          (0.34)         (0.39)            NA             NA             NA            N/A
Extraordinary items                   --             --             --             NA             NA             NA            N/A
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Income(loss)per common
  share basic & diluted     $       3.92   $      (3.96)  $      (3.35)            NA             NA             NA            N/A
                            =============  =============  =============  =============  =============  =============  =============
Shares used in computing
  per share amounts
  - basic and diluted:
Continuing operations         11,770,815     11,770,815     11,770,815             NA            N/A            N/A            N/A
Discontinued operations       11,770,815     11,770,815     11,770,815             NA            N/A            N/A            N/A
Extraordinary items           11,770,815     11,770,815     11,770,815             NA            N/A            N/A            N/A


(1) For the year ended December 31, 2004 (Successor Company), discontinued operations reflect the gain on disposal of the LM segment of $56.9 million and a $0.9 million loss from LM's operations. For the year ended December 31, 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), the nine months ended September 30, 2002 (Predecessor Company), the twelve months ended December 31, 2002 (Successor and Predecessor Company), and the year ended December 31, 2001 and 2000 (Predecessor Company), discontinued operations reflect the results of operations of LM.

(2) Per share amounts are not shown for the Predecessor Company and the Combined Successor and Predecessor Companies due to non-comparability.

                                                                  AS OF DECEMBER 31,
                                              2004        2003          2002         2001         2000
                                                      (SUCCESSOR CO)                  (PREDECESSOR CO)
                                        --------------------------------------    -----------------------

BALANCE SHEET DATA:
Cash and cash equivalent                     14,009        9,018       10,674         9,549        7,845
Working capital surplus (deficiency) (1)     35,035       22,620       25,408      (225,453)    (183,857)
Total assets                                184,281      120,791      157,219       110,045      119,975
Long-term debt including current
portion (2)                                 107,889      100,696       96,127           774        2,811
Stockholders' equity (deficit)                6,254      (47,477)      (8,781)     (161,533)    (148,620)


(1) Includes Parent liabilities subject to compromise totaling $209.4 million and $203.2 million in 2001 and 2000, respectively, which were exchanged, reinstated and/or modified upon consummation in accordance with the December 1999 Plan.

(2) Includes Parent Company Senior Notes of $106.8 million, $100 million and $95.5 million in 2004, 2003 and 2002, respectively, which were reinstated on consummation in October 2002 pursuant to the December 1999 Plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations relates entirely to the comparison of the twelve months ended December 31, 2004 (Successor Company) to the twelve months ended December 31, 2003 (Successor Company), the twelve months ended December 31, 2003 (Successor Company) to the twelve months ended December 31, 2002, (both Predecessor and Successor Companies combined) and the twelve months ended December 31, 2002 (both Predecessor and Successor Companies combined) to the twelve months ended December 31, 2001 (Predecessor Company). The Company's combined results of operations for 2002 (Predecessor and Successor Companies) are capable of comparison to the results of operations of the Successor Company for 2003 and the Predecessor Company for 2001, except for changes in interest and depreciation expenses resulting from the reorganization of the Parent's debt and fair market value adjustments to the Company's property, plant and equipment as a consequence of the Consummation of the December 1999 Plan and related Fresh Start reporting. As a result, unless otherwise indicated, the discussion of results of operations for the years 2003 versus 2002 and 2002 versus 2001 will be on a twelve month basis. For all periods discussed, the Company's results of operations will exclude any discussion or comparison of LM's operations as a result of the disposal of that segment of the business and the reclassification of LM's results of operations as a discontinued operation.

         The Company operates and manages its businesses based on geographic location. See Note Q of Notes to Consolidated Financial Statements, which include geographic information for the Company's businesses.

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

COMPARISON OF RESULTS OF OPERATIONS - 2004 (SUCCESSOR COMPANY) WITH 2003 (SUCCESSOR COMPANY)

         Sales for the years ended 2004 (Successor Company) and 2003 (Successor Company) were $162.2 million and $142.5 million, respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations is as follows:

                                            Years Ended
                     ----------------------------------------------------------
                         December 31, 2004               December 31, 2003
                        (Successor Company)             (Successor Company)
                        Sales          %                Sales          %
                     ------------ -------------      ------------ -------------
Brazil               $     112.3         69.2%       $      98.3         69.0%
United States               24.9         15.4%              21.9         15.4%
Argentina                    8.2          5.1%               5.1          3.6%
France                      16.8         10.3%              17.2         12.0%
                     ------------ -------------      ------------ -------------
                     $     162.2        100.0%       $     142.5        100.0%
                     ============ =============      ============ =============


         SALES

         Although reported sales in 2004 increased by $19.7 million or 13.8% from 2003, sales increased by $12.7 million in constant US dollars, after deducting $7.0 million attributable to foreign currency fluctuations. The adjustments due to exchange rate fluctuations included an appreciation in the Brazilian Real and Euro (France) currencies that resulted in increased revenues of $5.5 million and $1.5, respectively. The constant dollar sales increase of $12.7 million resulted from higher sales in Brazil of $8.5 million, Argentina of $3.1 million, and the United States of $3.0 million, partly offset by lower sales in France of $1.9 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

         The increase of $3.0 million in sales in the United States was due to increased SPS sales at ABN in secure commercial and government print of $3.0 million, primarily attributable to higher volumes in foreign passport sales, vital record sales and gift certificate printing and related reconciliation and distribution services. In addition, sales of stock and bond certificates increased by $0.3 million, and sales increased by $0.2 million from higher volumes under ABN's Stamps on Consignment program with the US Postal Service. These increases were partly offset by $0.5 million in reduced revenue resulting from the termination of the USDA food coupon contract. Although stock and bond certificate sales and sales of secure government and commercial print were stronger in 2004 when compared to 2003, management believes the continued trend toward next day settlement, the overall slow growth in the capital markets and the decreasing overall demand for secure paper-based documents of value that are used in the public and private sector will continue to have a negative effect on the mix of sales and gross margins at ABN. ABN continues to transition its business in favor of new products and services with growth potential, albeit at significantly lower gross margins, in order to replace maturing product lines.

         At Transtex, TCS sales increased by $3.1 million despite the severe and ongoing economic recession which continues in Argentina. The increase in TCS sales was primarily due to a higher volume of orders placed in 2004 on prepaid telephone cards and non-secure commercial loyalty cards, as well as an increase in card export sales, partly offset by lower overall prices received on cards due to competitive pressures. Because of the volatility of Argentine credit markets, however, the overall trend in card usage remains uncertain. As a result, there can be no assurance that the volume of TCS sales will continue to grow.

         In France, the decrease of $1.9 million in TCS sales at CPS was principally due to a $3.6 million loss of its phone card business to a global tender and $0.4 million in lower sales on non-secure commercial loyalty card personalization. These decreases were partly offset by $2.1 million in higher bank card sales, primarily due to new customer orders.

         Sales at ABNB in Brazil in 2004 were $8.5 million higher than in 2003. The net increase is attributable to higher TCS sales resulting from higher volume and price increases on sales of secure credit cards of $4.4 million and phone cards of $3.2 million, and $1.4 million in higher PSDM orders from an existing customer. These increases were partly offset by lower SPS sales of $0.5 million primarily attributable to $1.8 million in lower sales due to a reduction in electronic print volumes resulting from the cancellation of low and negative margin business, partly offset by a $1.3 million increase in sales resulting primarily from a higher volume of orders received on secure government and commercial print.

         COST OF GOODS SOLD

         Although reported cost of goods sold in 2004 increased $8.2 million or 7.7% as compared to 2003 (with a corresponding increase in gross margins of $11.5 million), cost of goods sold increased by $3.0 million in constant US dollars, after deducting $5.2 million attributable to foreign currency fluctuations. As a result, exchange rate fluctuations account for increased gross margins of $1.8 million. The effect of exchange rate appreciation by country on cost of goods sold and gross margin, respectively, was as follows:
France - $1.3 million and $0.2 million and Brazil - $3.9 million and $1.6 million. There was no impact in Argentina resulting from exchange rate fluctuations.

         The constant dollar increase in cost of goods sold resulted primarily from the increase in sales discussed above, and a shift in product mix toward higher margin products, the elimination of low and negative margin contracts (most notably in Brazil), and the reduction in fixed expenses at ABN resulting from plant and labor consolidations. As a result, gross margins in constant dollars increased by approximately $9.7 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

         As a percentage of sales, cost of goods sold decreased to 70.8% in 2004 as compared to 74.8% in 2003. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                           TWELVE MONTHS ENDED DECEMBER 31,
                                       ----------------------------------------
                                              2004                 2003
                                       (SUCCESSOR COMPANY)  (SUCCESSOR COMPANY)
                                       -------------------  -------------------
                     Brazil                   70.7%                74.7%
                     United States            62.8%                68.8%
                     Argentina                62.2%                58.1%
                     France                   86.9%                87.5%

         Cost of goods sold at ABNB in Brazil increased by $2.1 million from 2003, with a corresponding increase in gross margins of $6.4 million. The increase in cost of goods sold in constant dollar terms was primarily attributable to the increase in sales discussed above. In addition, there were higher fixed costs primarily attributable to increased maintenance, rental, and communication costs with respect to SPS driver's license, electronic print, and PSDM products, as well as additional maintenance required on the TCS phone card chemical lines. Despite these increases, cost of goods sold as a percentage of sales decreased 4.0% when compared to 2003 attributable to the favorable change in product mix resulting from increased sales of higher margin TCS secure bank cards and phone cards and SPS secure government and commercial print products as well as the elimination of low or negative margin contracts on SPS electronic print orders.

         Cost of goods sold at ABN in the United States increased by $0.5 million with an increase in gross margins of $2.5 million when compared to the prior year, primarily resulting from the increase in sales and lower fixed costs. Despite the increase in revenue, cost of goods sold as a percentage of sales decreased by approximately 6.0% when compared to the prior year, primarily due to the full year effect of lower fixed costs resulting from the consolidation of ABN's Philadelphia operation into its Tennessee location. (See "Financial Information about Segments" and Note F to Notes to Consolidated Financial Statements provided herein for further information).

         In Argentina, cost of goods sold at Transtex was approximately $2.2 million higher than in 2003, with an increase in gross margins of $0.9 million, primarily as a result of increased sales. Cost of goods sold as a percentage of sales increased by 4.1% over the prior year. This increase was primarily due to a higher volume of cards produced at significantly lower competitive prices along with higher raw material and labor costs.

         At CPS in France, cost of goods sold decreased by approximately $1.8 million when compared to 2003 with a decrease in gross margins of $0.1 million, primarily due to lower sales. As a result, cost of goods sold decreased by approximately 0.6% as a percentage of sales.

         SELLING AND ADMINISTRATIVE EXPENSES

         Reported selling and administrative expenses increased by $4.0 million when compared to 2003. Exchange rate appreciation resulted in a net increase of $0.6 million in such expenses, attributable to currency appreciation in Brazil and France of approximately $0.5 million and $0.1 million, respectively. There was no impact of foreign currency in Argentina. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $3.4 million.

         In constant dollars, ABNB's selling and administrative expenses increased by $1.7 million due to a provision established in the third quarter of 2004 for certain disputed accounts receivable from a government customer. In addition, administrative expenses were higher due to increases in wages and social charges, a bonus provision resulting from improved operating results, higher rent and moving costs for a new office location and a provision established in 2004 for a series of potential labor disputes. Selling expenses were higher in 2004 as a result of increased sales, partly offset by penalties paid to a customer in 2003. Selling and administrative expenses at ABN increased by $0.2 million due to additional hiring in the marketing area, partly offset by a reduction in selling personnel related to cost cutting initiatives. Selling and administrative expenses in Argentina increased $0.3 million due to an increase in wages and social charges, and a bonus provision resulting from the improved operating results. Parent expenses were $1.2 million higher primarily due to an increase in legal fees to defend certain actions, most notably the Lithuania claim and an increase in the bonus provision resulting from improved operating results. As a result of the above, for the Company as a whole, selling and administrative expenses as a percentage of sales were higher at 15.3% in 2004 as compared to 14.6% in 2003.

         RESTRUCTURING

         The restructuring charge of $0.9 million in 2003 represents severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all of its manufacturing operations into its Tennessee location. (See "Financial Information About Segments" and Note F to Notes to Consolidated Financial Statements provided herein for further information).

         GOODWILL AND ASSET IMPAIRMENT

         The Goodwill and asset impairment charge of $10.8 million in 2004, represents the remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions, and a valuation of the Company performed by an independent expert which resulted in a $10.8 million impairment charge in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets".

         The Goodwill and asset impairment charge of $41.5 million in 2003, represents the remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions which resulted in a $42.6 million impairment charge in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". These charges were partly offset by a $1.1 million recovery at ABN resulting from a favorable settlement on its lease with the landlord of its idle Chicago facility. (See "Financial Information About Segments" and Note G to Notes to Consolidated Financial Statements provided herein for further information).

         DEPRECIATION EXPENSE

         Reported depreciation and amortization expense for 2004 was $1.2 million higher when compared to 2003. Exchange rate appreciation accounted for approximately $0.6 million of this increase, resulting in a net increase of $0.6 million in constant dollars. This increase was primarily related to additional depreciation expense at ABNB of $0.5 million and CPS of $0.1 million, resulting from an increase in capital expenditures for assets placed in service in 2004 and the latter part of 2003.

         CURTAILMENT AND OTHER RELATED GAINS

         In 2004, the Parent recorded a $3.5 million non-cash actuarial gain with respect to the settlement with the Parent's SERP participants who agreed to settle their benefits for approximately one year of SERP benefits with the exception of Morris Weissman who renegotiated his SERP settlement as more fully discussed in Note P to Notes to Consolidated Financial Statements.

         In 2003, ABN recognized a $0.3 million non-cash actuarial gain under its post retirement health care and life insurance benefits plan, resulting from the closure of its Philadelphia facility. (See Note P to Notes to Consolidated Financial Statements provided herein for further information). In 2002, ABN had made significant changes to its post retirement health care and life insurance benefits in order to curtail future costs under the plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and as a result had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition of a one time $5 million non-cash actuarial gain resulting from the plan settlement in 2002.

         INTEREST EXPENSE

         Interest expense in 2004 was approximately $0.2 million higher when compared to 2003. This increase resulted primarily from the $0.8 million increase in accrued pay-in-kind interest on the Parent's Senior Notes, which mature on January 31, 2005 (see "Liquidity and Capital Resources" and Note L to the Company's Consolidated Financial Statements provided herein for further information), partly offset by lower interest expense at ABNB and ABN of $0.5 million and $0.1 million, respectively, resulting from reduced borrowings.

         GAIN ON SENIOR NOTE REPURCHASE

         In 2004, through privately negotiated transactions, the Parent purchased $3.7 million face amount of bonds for an aggregate purchase price of $2.6 million. The Parent recorded a gain in 2004 of approximately $1.1 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price. (See "Liquidity and Capital Resources" for further information and Note L to Notes to Consolidated Financial Statements provided herein for further information).

         In 2003, through privately negotiated transactions, the Parent purchased $6.3 million face amount of bonds for an aggregate purchase price of $2.9 million. The Parent recorded a gain in 2003 of approximately $3.4 million on the repurchase of these bonds reflecting the difference between the face amount and the purchase price. (See "Liquidity and Capital Resources" and Note L to Notes to Consolidated Financial Statements provided herein for further information).

         OTHER, NET

         Other net income increased by approximately $0.4 million when compared to 2003, primarily resulting from a $0.4 million gain on the sale of ABN's Philadelphia plant in January 2004, a $0.6 million sale by ABN of certain idle currency equipment which was impaired in prior years, and an increase of $0.3 million in foreign currency transaction gains in Argentina. These net increases were partly offset in Brazil by reduced gains on fixed asset sales in 2004 as compared to 2003 of $0.2 million, a gain on the settlement of a lease obligation in 2003 of $0.4 million, and reduced income from equity in the Gemplus joint venture in 2004 of $0.1 million. In addition, there was a $0.4 million reversal in 2004 at the Parent of remaining pre-petition liabilities which were no longer disputed by creditors in the December 1999 Chapter 11 proceedings as compared to a $0.6 million reversal of such liabilities in 2003, which resulted in an additional net decrease of $0.2 million.

         BANKRUPTCY COSTS

         Bankruptcy costs in 2004 amounted to $0.3 million and represented expenses incurred primarily for the Plan.

         Bankruptcy costs in 2003 amounted to $0.3 million and represented expenses incurred for the December 1999 Plan.

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

COMPARISON OF RESULTS OF OPERATIONS - 2003 (SUCCESSOR COMPANY) WITH 2002 (PREDECESSOR AND SUCCESSOR COMPANIES)

         Sales for the years ended 2003 (Successor Company) and 2002 (Predecessor and Successor Companies, combined) were $142.5 million and $144.6 million, respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations is as follows:

                                             YEARS ENDED
                          ---------------------------------------------------
                            DECEMBER 31, 2003             DECEMBER 31, 2002
                               (SUCCESSOR           (SUCCESSOR AND PREDECESSOR
                                COMPANY)                 COMPANIES COMBINED)
                            SALES            %          SALES               %
                          ---------       -------     ---------       -------
Brazil                    $   98.3          69.0%     $   98.7          68.2%
United States                 21.9          15.4%         32.4          22.4%
Argentina                      5.1           3.6%          4.0           2.8%
France                        17.2          12.0%          9.5           6.6%
                          ---------       -------     ---------       -------
                          $  142.5         100.0%     $  144.6         100.0%
                          =========       =======     =========       =======

    Sales

         Sales by foreign subsidiaries represented approximately 85% in 2003 (Successor Company), as compared to 78% in 2002 (Successor and Predecessor Companies Continued) of the Company's consolidated sales.

         Although reported sales in 2003 decreased by $2.1 million or 1.5% from 2002, sales increased by $3.4 million in constant US dollars, after deducting $5.5 million attributable to foreign currency fluctuations. The adjustments due to exchange rate fluctuations included a decline in sales of $8.3 million attributable to a devaluation of the Brazilian Real and a $0.1 million decline attributable to a devaluation of the Argentine Peso, partly offset by an appreciation in the Euro (France) that resulted in increased revenues of $2.9 million. The constant dollar sales increase of $3.4 million resulted from higher sales in Brazil of $7.9 million, Argentina of $1.1 million, and France of $4.9 million, partly offset by lower sales in the United States of $10.5 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

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

         In France, the increase of $4.9 million in TCS sales at CPS was principally due to an increase in sales on bank cards of approximately $4.9 million. This increase was primarily due to the banks' requirement that CPS purchase and charge them for the cost of non-personalized base stock transactions cards. CPS also received higher card volumes from existing banking customers as well as new banking customers it acquired in 2003 and also received higher pricing for new technological enhancements required by certain banks relating to electronic purse capabilities on cards. In addition, a higher volume of phone card orders were placed in 2003 versus 2002, partly offset by lower prices for such cards, resulting in a net increase in phone card sales of $0.8 million. These increases were partly offset by reduced volumes on loyalty and other financial card programs of $0.8 million.

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

    Cost of Goods Sold

         Although reported cost of goods sold in 2003 increased $4.9 million or 4.8% as compared to 2002 (with a corresponding decrease in gross margins of $6.9 million), cost of goods sold increased by $8.6 million in constant US dollars, after deducting $3.7 million attributable to foreign currency fluctuations. As a result, exchange rate fluctuations account for decreased gross margins of $1.8 million. The effect of exchange rate devaluation by country on cost of goods sold and gross margin, respectively, was as follows: Brazil - $6.2 million and $2.1 million, partly offset by exchange rate appreciation in France-$2.5 million and $0.3 million. There was no impact in Argentina resulting from exchange rate fluctuations.

         The constant dollar increase in cost of goods sold resulted primarily from the increase in sales discussed above, a shift in product mix towards higher volume, lower margin products, and overall competitive pricing pressures. As a result, gross margins in constant dollars decreased by approximately $5.2 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

         As a percentage of sales, cost of goods sold increased to 74.8% in 2003 as compared to 70.3% in 2002. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                         TWELVE MONTHS ENDED DECEMBER 31,
                                      -------------------------------------
                                                                     2002
                                        2003                    (SUCCESSOR AND
                                     (SUCCESSOR                  PREDECESSOR
                                      COMPANY)                     COMPANY)
                                      --------                     --------
                Brazil                  74.7%                        74.6%
                United States           68.8%                        58.4%
                Argentina               58.1%                        52.7%
                France                  87.5%                        74.3%

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

         Cost of goods sold at ABN in the United States decreased by $3.8 million and gross margins declined $6.7 million when compared to the prior year. As a percentage of sales, cost of goods sold increased by approximately 10.4%. This is primarily due to a change in product mix whereby sales of higher margin, lower cost stock and bond and food coupon products continued to decline and were partly replaced by sales of lower margin, higher cost direct fulfillment, secure government and commercial printing products. The reduction in food coupon products resulted from the termination of both the print and distribution contracts with the USDA. This trend was partly offset by lower fixed costs as a result of the consolidation of ABN's Philadelphia operation into its Tennessee location. (See "Financial Information about Segments" provided herein for further information).

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

         At CPS in France, cost of goods sold increased by approximately $5.5 million when compared to 2002, resulting in a decrease in gross margins of $0.6 million. As a percentage of sales, cost of goods sold increased by approximately 13.2% from 2002, primarily due to higher costs as a result of the requirement from the banks that CPS purchase the non-personalized base stock transaction card and pass the cost along to the banks. In addition, there was a change in product mix resulting from an increase in lower margin phone card orders beginning in the second quarter of 2003.

    Selling and Administrative Expenses

         Reported selling and administrative expenses increased by $0.5 million when compared to 2002. Exchange rate devaluation resulted in a net decrease of $0.2 million in such expenses, attributable to currency devaluation in Brazil of approximately $0.4 million partly offset by currency appreciation in France of approximately $0.2 million. There was no impact of foreign currency in Argentina. As a result, the net increase in selling and administrative expense from the prior year in constant dollars was $0.7 million.

         In constant dollars, ABNB's selling and administrative expense increased by $1.5 million, principally due to higher commissions and salaries on increased sales and increased administrative wages pursuant to union increases. These increases were partly offset by $0.4 million due to lower commissionable sales at ABN, and lower administrative expenses of $0.4 million at ABN due to the reduction in personnel expenses related to the closure of its Philadelphia plant and additional cost cutting initiatives at its Tennessee location. Administrative expenses in France and Argentina were approximately the same when compared to 2002. As a result of the above, for the Company as a whole, selling and administrative expenses as a percentage of sales were higher at 14.6% in 2003 as compared to 14.1% in 2002.

    Restructuring

         The restructuring charge of $0.9 million in 2003 represents severance payments to employees in connection with ABN's decision to close its Philadelphia plant and consolidate all of its manufacturing operations into its Tennessee location. (See "Financial Information About Segments" and Note F to Notes to Consolidated Financial Statements provided herein for further information).

    Goodwill and asset impairment

         The Goodwill and asset impairment charge of $41.5 million in 2003, represents the remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions, which resulted in a $42.6 million impairment charge in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", partly offset by a $1.1 million recovery at ABN resulting from a favorable settlement on its lease with the landlord of its idle Chicago facility. (See "Financial Information About Segments" and Note G to Notes to Consolidated Financial Statements provided herein for further information).

         The Goodwill and asset impairment charge of $47.6 million in 2002, represents the remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions, which resulted in an impairment charge of $47.4 million for the three months ended December 31, 2002 (Successor Company), of which $33.2 million related to ABNB and $14.2 million related to ABN. In addition, in the third quarter of 2002 (Predecessor Company), the Parent took a $0.2 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons (See Note G to the Company's Consolidated Financial Statements provided herein for further information).

    Depreciation Expense

         Reported depreciation and amortization expense for 2003 was $4.2 million higher when compared to 2002. Exchange rate devaluation resulted in a net decrease of $0.3 million in such expenses, attributable to currency devaluation in Brazil of approximately $0.4 million partly offset by currency appreciation in France of approximately $0.1 million. As a result, the net increase in depreciation expense from the prior year in constant dollars was $4.5 million. The increase was primarily related to the additional depreciation expense at ABNB resulting from the fair valuation of fixed assets which resulted in a step-up in basis in accordance with Fresh Start accounting in the third quarter of 2002.

    Interest Expense

         Reported interest expense in 2003 was $0.6 million lower when compared to 2002. Exchange rates had no impact on interest expense. This decrease resulted primarily from lower interest at ABNB of $0.7 million, Argentina of $0.1 million, and ABN of $0.2 million due to lower borrowings partly offset by an increase of $0.4 million in accrued interest on the Parent's Senior Notes which continued to accrue interest on a pay-in-kind basis.

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

    Curtailment and Other Related Gains

         In 2002, ABN made significant changes to its post retirement health care and life insurance benefits in order to limit future costs under the plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and as a result had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition of a one time $5 million non-cash actuarial gain resulting from the plan settlement. In 2003, ABN recognized an additional $0.3 million non-cash actuarial gain resulting from the closure of its Philadelphia facility. (See Note P to Notes to Consolidated Financial Statements provided herein for further information).

    Other, Net

         Other, net in 2003 reflects a $0.6 million net favorable gain when compared to 2002 primarily attributable to the reversal of the remaining pre-petition liabilities which were determined to no longer be disputed by creditors in the Chapter 11 proceedings.

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


COMPARISON OF RESULTS OF OPERATIONS- 2002 (PREDECESSOR AND SUCCESSOR COMPANIES) WITH 2001 (PREDECESSOR COMPANY)

         Sales for the years ended 2002 (Predecessor and Successor Companies combined) and 2001 were $144.6 million and $164.0 million respectively. Sales, in millions, and as a percentage of total sales for each of the Company's geographic locations were as follows:


                                Three Months Ended        Nine Months Ended
                                December 31, 2002         September 30, 2002
                               (Successor Company)      (Predecessor Company)
                                Sales          %          Sales          %
                             ------------ ------------ ------------ ------------
         Brazil              $      20.3        63.6%  $      78.4        69.6%
         United States               7.9        24.8%         24.5        21.7%
         Argentina                   0.8         2.5%          3.2         2.8%
         France                      2.9         9.1%          6.6         5.9%
                             ------------ ------------ ------------ ------------
                             $      31.9       100.0%  $     112.7       100.0%
                             ============ ============ ============ ============

                                  December 31, 2002
                             (Successor and Predecessor      December 31, 2001
                                  Company Combined)        (Predecessor Company)
                                Sales          %           Sales        %
                             ------------- ------------ ------------ ----------
         Brazil              $       98.7        68.2%  $     111.3      67.9%
         United States               32.4        22.4%         36.0      21.9%
         Argentina                    4.0         2.8%          8.2       5.0%
         France                       9.5         6.6%          8.5       5.2%
                             ------------- ------------ ------------ ----------
                             $      144.6       100.0%  $     164.0     100.0%
                             ============= ============ ============ ==========


         Sales by foreign subsidiaries represented approximately 78% in both 2002 (Successor and Predecessor Companies Combined) and 2001 (Predecessor Company), respectively, of the Company's consolidated sales.

         Although reported sales in 2002 decreased by $19.4 million, or 11.8%, from 2001, in constant US dollars, sales increased by $12.0 million after deducting $31.4 million attributable to foreign currency fluctuations. The adjustments due to exchange rate fluctuations included a decline in sales of $24.2 million attributable to a devaluation of the Brazilian Real and a $7.7 million decline attributable to the devaluation of the Argentine Peso. The devaluation in these countries was partly offset by an appreciation in the Euro currency (France) that resulted in increased revenues of $0.5 million. The constant dollar sales increase of $12.0 million resulted from higher sales in Brazil of $11.6 million, Argentina of $3.5 million and France of $0.5 million, partly offset by lower sales in the United States of $3.6 million. The net increase in sales in constant dollars is discussed in detail by subsidiary below.

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

         At Transtex, TCS sales increased by $3.5 million in constant dollars despite the severe and ongoing economic recession, which continues to negatively impact Argentina. The increase was primarily due to an increase in orders placed on prepaid telephone cards, an increase in card personalization volumes and higher pricing received on bank debit and credit cards. In addition, the devaluation of its local currency, the Argentine Peso, has allowed Transtex to be more competitive with foreign suppliers. Despite this improvement in sales in 2002, there is no guarantee that this trend will continue as both the economy and credit markets in Argentina continue to remain highly volatile, such that the overall trend in card usage remains uncertain.

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

    Cost of Goods Sold

         Although reported cost of goods sold in 2002 decreased $19.3 million or 15.9% as compared to 2001, (with a corresponding decrease in gross margins of $0.1 million), cost of goods sold increased by 2.5 million in constant US dollars, after deducting $21.8 million attributable to foreign currency fluctuations. As a result, exchange rate fluctuations account for decreased gross margins of $9.6 million. The effect of exchange rate devaluation by country on cost of goods sold and gross margins, respectively, was as follows:
Brazil - $18.1 million and $6.1 million, and Argentina - $4.1 million and $3.6 million, partly offset by exchange rate appreciation with respect to the Euro in France- $0.4 million and $0.1 million.

         The constant dollar increase in cost of goods sold resulted primarily from the increase in sales discussed above, partly offset by a reduction in costs and a favorable change in product mix. As a result, gross margins in constant dollars increased by approximately $9.5 million when compared to the prior year. The net increase in cost of goods sold in constant dollars is discussed in detail by subsidiary below.

         As a percentage of sales, cost of goods sold decreased to 70.3% in 2002 as compared to 73.8% in 2001. A comparison of the percentage of cost of goods sold by each of the Company's geographic locations to the prior year is as follows:

                                                YEAR ENDED DECEMBER 31,
                                              SUCCESSOR AND
                                               PREDECESSOR  PREDECESSOR
                                                 COMPANY      COMPANY
                                                  2002         2001
                                               -----------  -----------
                  Brazil                           74.6%      78.6%
                  United States                    58.4%      57.9%
                  Argentina                        52.7%      72.1%
                  France                           74.3%      79.1%

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

         At CPS in France, cost of goods sold in constant dollar terms was approximately the same when compared to 2001, resulting in a $0.5 million increase in gross margins. As a percentage of sales, cost of goods sold decreased by approximately 4.8% from 2001, primarily resulting from a change in product mix with increased sales of higher margin bank cards.

    Selling and Administrative Expenses

         Reported selling and administrative expenses in 2002 decreased by $2.9 million when compared to 2001. Exchange rate devaluation resulted in a decrease in such expenses of approximately $3.2 million, with $1.7 million attributable to devaluation in Brazil and $1.5 million to devaluation in Argentina. There was no impact of foreign currency in France. As a result, in constant dollars, selling and administrative expense increased in 2002 from 2001 by $0.3 million. The net increase primarily resulted from higher administrative expenses at ABNB of $0.5 million due primarily to a one-time tax credit received in 2001, a $0.5 million increase at Transtex in Argentina primarily related to severance costs associated with downsizing, and a $0.2 million increase at CPS resulting from higher personnel costs. These increases were partly offset by a $0.8 million decrease at the Parent resulting from lower professional fees and a $0.1 million decrease in selling expense at ABN due to lower commissionable sales. As a result of the above, selling and administrative expenses as a percentage of sales was approximately the same (14.1%) for both years.

    Goodwill and asset impairment

         The Goodwill and asset impairment charge of $47.6 million in 2002, represents the remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions which resulted in an impairment charge of $47.4 million for the three months ended December 31, 2002 (Successor Company), of which $33.2 million related to ABNB and $14.2 million related to ABN. In addition, in the third quarter of 2002 (Predecessor Company), the Parent took a $0.2 million reserve with respect to the carrying value of certain equipment at ABN dedicated to the production of food coupons (See Note G to Notes to Consolidated Financial Statements provided herein for further information).

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

    Depreciation Expense

         Depreciation and amortization expense for 2002 was $0.5 million lower when compared to 2001. Exchange rate devaluation accounted for approximately $1.6 million of this decrease, resulting in a net increase of $1.1 million in constant dollars. This increase in constant dollars was primarily the result of an increase in depreciation expense of $1.9 million primarily attributable to capital expenditures in Brazil, which increased depreciation by approximately $1.0 million, and $0.9 million of additional depreciation expense related to the fair valuation of fixed assets in accordance with Fresh Start accounting, partly offset by the elimination of Goodwill amortization in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" of approximately $0.8 million.

    Interest Expense

         Interest expense in 2002 was approximately $0.9 million higher when compared to 2001. Exchange rate devaluation accounts for approximately $0.4 million of decrease resulting in a net increase of $1.3 million in constant dollars. This net increase resulted from $0.7 million in additional accrued interest payable in kind on the Parent's US Dollar denominated public debt, which was restructured and reinstated on the effective date of the Parent's Plan, and the 2001 reversal of $0.6 million in accrued interest in connection with a state and local tax reserve no longer required.

    Curtailment and Other Related Gains

         In 2002, ABN made significant changes to its post retirement health care and life insurance benefits in order to limit future costs under the plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and, as a result, had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition of a one time $5.0 million non-cash actuarial gain resulting from the plan settlement (See Note P to Notes to Consolidated Financial Statements provided herein for further information).

    Other, Net

         Other net income in 2002 was approximately $0.7 million higher when compared to 2001. Exchange rate devaluation resulted in a decrease of $0.8 million. After giving effect to the net devaluation, other net income in constant dollars increased by $1.5 million. The net change resulted from a gain at ABN of $0.5 million from the proceeds received from a one time private sale of certain printed materials in 2002, a $0.5 million higher loss in 2001 from a joint venture in Brazil, and $0.5 million of higher gain on foreign currency contracts in Argentina in 2002.

    Fresh-Start Adjustments

         The Fresh Start adjustments represent a gain of $223.2 million based upon the Reorganization Value of the Successor Company. See Note A to Notes to Consolidated Financial Statements.

    Reorganization Costs

         Reorganization costs related to the bankruptcy increased in 2002 by $1.0 million when compared to 2001, principally due to additional legal and administrative costs associated with work done related to amendments to the Parent's Plan.

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

LIQUIDITY AND CAPITAL RESOURCES

    Overview

         The high level of the Parent's Senior Note indebtedness, ($106.8 million at December 31, 2004), has resulted in the inability to repay this debt upon the January 31, 2005 maturity date. As a result of the Company's limited access to capital and financial markets, on January 19, 2005 the Parent (but none of its subsidiaries) filed its Plan in order to refinance its Senior Notes. The Plan is intended to eliminate virtually all of the Company's indebtedness by converting a substantial portion of the Senior Notes into New Common Stock thereby significantly strengthening the Company's balance sheet. By offering the large holders of the Senior Notes a substantial portion of the New Common Stock of the Company on a post-restructuring basis, these holders will participate in the long term growth and appreciation of the Company's business, which is expected to be enhanced by the significant reduction of its debt service obligations supported by the Company's results of operations and cash flows. During this restructuring, the Parent's subsidiaries were self-funded, stand-alone entities which remained unaffected by the Parent's Plan and continued to operate their businesses in the normal course, on a stand-alone basis. On April 8, 2005, a final hearing was held and the Bankruptcy Court confirmed the Company's Plan of Reorganization. Consummation is expected to occur shortly thereafter.

         CASH. At December 31, 2004, 2003 and 2002, the Company had approximately $14.0 million, $9.0 million and $10.7 million in cash and cash equivalents.

         SHORT-TERM BORROWINGS. At December 31, 2004, the Company's subsidiaries had no outstanding borrowings under their respective short-term credit facilities. The Company's domestic subsidiary, ABN, has a one year $2 million asset-based working capital facility with a local bank in Tennessee which was renewed for a one year additional term to expire on July 23, 2005. Under its present terms, ABN is allowed to borrow at a rate of 0.75% over the US prime rate for general working capital and letters of credit purposes. At December 31, 2004, ABN had no outstanding borrowings under the line, leaving the entire $2 million available for borrowing. The Company's French subsidiary, CPS, currently has a $1.1 million line of credit for general working capital purposes with several different local banks at an average rate of 3.5% partly collateralized by certain receivables. At December 31, 2004, CPS had no borrowings under the line with the entire $1.1 million line of credit available for general working capital purposes. The Company's Brazilian subsidiary, ABNB, has no short term borrowings but does have the ability to borrow from several local banks on an interim basis as needed. However, it does not have a formal line of credit. The Company's Argentine subsidiary, Transtex had no short-term outstanding borrowings at December 31, 2004. As a result of overall credit tightening by the banks in Argentina, a formal line of credit is not available to Transtex and financing presently is evaluated in that country on a case by case basis.

         LONG-TERM DEBT. The Company's long-term debt of $107.9 consists of the $106.8 million of the Parent's Senior Notes due January 31, 2005, which will be restructured in accordance with the Plan, approximately $0.6 million of mortgage indebtedness at ABN and approximately $0.5 million of equipment financing indebtedness in Argentina.

         REPURCHASE OF SENIOR NOTES. Pursuant to the Parent's announcement in its Form 8-K filed October 16, 2002, the Parent's Board of Directors authorized the Parent to repurchase up to $15 million face amount of its outstanding Senior Notes from time to time at a discount to par value following the Effective Date. The Senior Notes were repurchased at management's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back any Senior Notes was dependent upon the availability of cash and other corporate developments. On June 26, 2003, management made a determination to terminate the repurchase program as a result of cash flow concerns.

         On July 15, 2004, the Board of Directors approved a new resolution authorizing the Parent to repurchase from time to time, at management's discretion, directly or through one or more of its subsidiaries, up to $5 million face amount of its outstanding Senior Notes at a discount to par value in either open market or privately negotiated transactions.

         Over the past two years, the Parent purchased, in the aggregate, through privately negotiated transactions, approximately $10.0 million face amount of Senior Notes for an aggregate purchase price of approximately $5.5 million and recorded a gain of approximately $4.5 million reflecting the difference between the face amount and the purchase price. In 2004, through privately negotiated transactions, the Parent purchased $3.7 million face amount of Senior Notes for an aggregate purchase price of $2.6 million, resulting in a gain of $1.1 million, reflecting the difference between the face amount and the purchase price. In 2003, through privately negotiated transactions, the Parent purchased $6.3 million face amount of Senior Notes for an aggregate purchase price of $2.9 million, resulting in a gain of approximately $3.4 million reflecting the difference between the face amount and the purchase price.

    Operating Leases - off balance sheet arrangements

         The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2010. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index. At December 31, 2004, future minimum lease payments under non-cancelable operating leases are as follows: $3.0 million in 2005; $0.3 million in 2006; $0.1 million in 2007; $0.1 million in 2008; nil in 2009 and insignificant thereafter.

    Commitments

         As of December 31, 2004, the Company had the following outstanding cash contractual commitments (in thousands):

                                                                       Less                                               After
                                                     Total          than 1 Year      1-3 Years       3-5 Years           5 Years
                                                  ------------     ------------     ------------     ------------     ------------
Long Term Debt                                    $    107,889     $    106,957     $        427     $        120     $        385
Capital lease obligations                                1,456              572              884               --               --
Operating Leases                                         3,455            3,012              404               39               --
Post-retirement and other benefit obligations            7,379              871            1,372            1,326            3,810
                                                  ------------     ------------     ------------     ------------     ------------
Total Contractual Cash Obligations                $    120,179     $    111,412     $      3,087     $      1,485     $      4,195
                                                  ============     ============     ============     ============     ============


         SUMMARY OF CASH FLOWS. Cash and cash equivalents increased by $5.0 million in the twelve months of 2004 compared to a decrease of $1.7 million in the comparable period of 2003. This $6.7 million increase in cash flow resulted principally from the following:

o A $6.8 million net increase in cash flow from operating activities attributable to a $6.6 million increase in net income after non-cash adjustments and a $0.2 million favorable working capital variance. The favorable working capital variance was principally attributable to higher payables in Brazil and Argentina resulting from higher levels of business activity, lower inventory at ABN due to a shift in product mix from printing to secure distribution services, and lower receivables at CPS in France due to the loss of its phone card business. These favorable working capital variances were partly offset by the higher level of receivable balances in Brazil, Argentina, and at ABN due to increased sales in 2004 as compared to 2003, correspondingly higher levels of inventory in Brazil and Argentina, and slower collections in Brazil from a major phone card customer, as well as, the Parent's 2004 payment of its Lithuania settlement obligation, settlements with former executive officers and participants of its SERP and payments made in anticipation of filing its Plan. In addition, at ABN, there was a lower level of payables in 2004 as compared to 2003 due to the effects of its restructuring that began in 2003.

o A $1.5 million net increase in cash flow from investing activities principally attributable to $4.3 million of proceeds received at ABN in 2004 from the sale of assets partly offset by $2.8 million net increased capital expenditures in 2004. The $4.2 million of proceeds received at ABN included $3.0 million from the one-time private sale of certain archival materials outside the ordinary course of business, $0.8 million from the sale of its Philadelphia facility, and $0.5 million from the sale of currency equipment. Of the $2.8 million net increase in capital expenditures in 2004, $2.5 million and $1.0 million of the increase were attributable to Brazil and Argentina, respectively, partly offset by decreases of $0.5 million and $0.2 million at ABN and CPS in France, respectively.

o A $2.0 million net decrease in cash from financing activities attributable to the Company's net repayment of borrowings in 2004. Under their respective working capital facilities, in 2004, ABN and CPS in France repaid $0.8 million and $0.6 million, respectively; these same amounts having been borrowed in 2003, thereby resulting in a negative $2.8 million variance. In addition, dividends to ABNB's minority shareholder increased by $0.4 million. These decreases were partly offset by the $0.4 million repayment in 2003 of short term equipment financing in Brazil, $0.5 million of borrowing in Argentina in 2004 for equipment financing and the Company's $0.3 million reduced buy-back of its Senior Notes in 2004 versus 2003.

o A $0.4 million net increase in cash due to the impact of favorable exchange rate valuation in 2004 on cash balances on hand.

Economic Conditions And Currency Devaluation

         The Company has significant operations in Brazil, Argentina and France. On a consolidated basis, these operations have historically experienced significant foreign exchange rate fluctuations against the US Dollar. Significant foreign exchange rate fluctuations occurred in 2004, 2003 and 2002.

         Over the past twelve months, the Real and the Euro have each improved overall in relation to the US Dollar as the Real experienced an average appreciation of approximately 5% against the US Dollar. While the Euro currency experienced an average appreciation of approximately 10% during this same period, resulting from an overall weakening of the US Dollar compared to such currencies. The Argentine Peso exchange rate remained essentially unchanged when compared to the prior year.

         Historically, up until this year, the Brazilian Real has experienced tremendous volatility against the US Dollar. The average exchange rate for the twelve months ended December 31, 2004 was R$2.93 to the US Dollar. Despite its improvement in 2004, the Real over the past two years experienced exchange rate volatility, as the average exchange rate devaluation for the twelve months ended December 31, 2003 was 5%, against the US Dollar when compared to 2002. In 2002, the Real devalued at one point to its lowest level by over 41% against the US Dollar as of October 22, 2002 (R$3.96), when compared to the beginning of 2002 (R$2.35). Given its historic volatility there is no guarantee that the Real will either continue to improve or stabilize at any certain level against the US Dollar. As of March 31, 2005, the Real is trading at approximately R$2.68 to the US Dollar.

         ABNB is the Company's largest subsidiary, contributing in 2004 approximately 70% of the revenues and approximately 80% of the operating profit of the consolidated group (excluding goodwill and asset impairment and Parent Company expense). This share has grown as a percentage of the Company's total revenues and operating profit in 2004 with the deconsolidation of LM. The Real's approximately two-thirds overall devaluation since it was permitted to trade freely in 1999 (prior to which the Real had a fixed relationship to the US dollar and traded at approximately R$1 to the Dollar) has severely impacted ABNB's cash flow in US Dollar terms, and has therefore threatened its ability to pay dividends to the Parent at the same levels as in the past. Based on current estimates, it is anticipated that dividends from ABNB (along with those of other subsidiaries) will be sufficient to fund the Parent's operating expenses in the foreseeable future. There can be no assurance, however, that further devaluation of the Real or other business developments will not lead to a contrary result.

Impact of Inflation

         The introduction by the Brazilian government of a new currency in 1994 in order to achieve the government's economic stabilization program effectively eliminated the country's hyper-inflation. As a result of this program, the inflation rate has decreased substantially to approximately 12% for 2004 as compared to 941% for 1994. Consequently, the Company is no longer required to translate ABNB's financial statements as if ABNB were operating in a hyperinflationary economy whereby gains and losses resulting from translation and transactions were reflected in earnings. The Company follows the non-hyperinflationary method for ABNB as well as its other foreign subsidiaries in accordance with FASB Statement No. 52 "Foreign Currency Translation." As a result, the Company translates its foreign subsidiaries by reflecting exchange gains and losses in other comprehensive income as a separate component of shareholders' equity. As a result of the recent economic improvement in Argentina in 2004 when compared to 2002, inflation in that country has improved to approximately 8% in 2004 as compared to approximately 118% in 2002. The Company's US and French operations were not affected materially by inflation in 2004.

Argentine Economic Recession

         The Argentine economy continues to experience high levels of government debt, interest rates and unemployment. The government has imposed zero deficit budget spending measures at the federal and local levels in an attempt to continue to try to stabilize its economy and currency. Despite the economic environment in Argentina, Transtex has generated positive operating income and cash flow for the years ended December 31, 2004 and 2003. Throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country. The government has since lifted this ban and, as a result, the Parent was able to receive dividends of $0.3 and $0.5 million from Transtex in 2004 and 2003, respectively. Despite the lifting of this ban, there is no guarantee that Transtex can continue to repatriate dividends freely out of the country or continue to operate at its current level in the present economic environment, particularly with credit institutions placing a hold on many lending activities which directly impacts the issuance of credit cards to consumers. The operations of Transtex have become more profitable in relation to the consolidated group, and the Company believes that any negative impact resulting from its Argentine operations will not have a material adverse effect on the Company.

         In Argentina, despite the poor economic environment and the Peso's devaluation since it was permitted to trade freely in 2002 (prior to which the Peso had a fixed relationship to the US Dollar and traded at approximate by AR$1 to the Dollar), Transtex has generated positive operating income and cash flow in 2004 and 2003. While throughout 2002, the Argentine government imposed a moratorium on dividend repatriations outside the country, the government, in 2003, lifted this ban, and as a result, the Parent was able to receive $0.3 million and $0.5 million in dividends from Transtex in 2004 and 2003, respectively. However, there can be no assurance that the ability to repatriate dividends freely out of Argentina will continue nor that further devaluation of the Peso or other business developments will not limit or terminate the ability of Transtex to pay dividends in the future.

         Despite the Real's recent strengthening, the long-term threat of currency devaluation in Brazil and Argentina continues to exist. This factor combined with the weakness of certain product lines at ABN, severely impacted the Company's ability to repay its Senior Notes due January 31, 2005. See "Ability to Service Debt" for further information.

Ability to Service Debt

         The high level of the Parent's Senior Note indebtedness, ($106.8 million at December 31, 2004), has resulted in the inability to repay this debt upon the January 31, 2005 maturity date. As a result of the Company's limited access to capital and financial markets on January 19, 2005, the Parent (but none of its subsidiaries) filed its Plan in order to refinance its Senior Notes. The Plan is intended to eliminate virtually all of the Company's indebtedness by converting a substantial portion of the Senior Notes into New Common Stock thereby significantly strengthening the Company's balance sheet. By offering the large holders of the Senior Notes a substantial portion of the New Common Stock of the Company on a post-restructuring basis, these holders will participate in the long term growth and appreciation of the Company's business, which is expected to be enhanced by the significant reduction of its debt service obligations supported by the Company's results of operations and cash flows.

LM Restructuring

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

         The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, fixed asset and investment impairment charges, facilities lease losses and other charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ from these estimates.

Intangible Assets

         Patents and certain other intangibles are amortized over their useful lives. Beginning in 2002 and in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), Goodwill is reviewed for impairment on an annual basis. Goodwill was amortized over periods ranging from 20 to 30 years using the straight-line method. As a result of the adoption of SFAS 142 in 2002, the non-amortization of Goodwill had the effect of increasing the Company's income by approximately $0.8 million. In October 2002, in accordance with SOP 90-7, the Company implemented Fresh Start reporting and recorded any portion of the fair value of the Reorganized Company's assets that was not attributed to specific tangible or identified assets as Goodwill. The balance of Goodwill at December 31, 2004 and 2003, after performing the annual impairment test in accordance with SFAS 142, was $66.2 million and $72.1 million, respectively.

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

         - Economic conditions, inflation, recession and currency exchange rates in those foreign countries in which the Company generates a large portion of its sales (most notably Brazil which accounted for almost 70% of consolidated sales) and where the majority of positive foreign operating income is generated by ABNB ($13.1 million exclusive of goodwill and asset impairment), which due to that country's history of volatility has, among other things, affected the Company's ability to service its debt;

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

         In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA, which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with terms that the Company believed were pursuant to the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. At a status conference on April 13, 2004, before the USDA Board of Contract Appeals, the government acknowledged that approximately $0.2 million of the claim was approved for payment internally and should therefore be released to ABN. Payment was received by ABN in the second quarter of 2004 and was appropriately recognized as revenue in that period. However, pursuant to the revenue recognition rules under SAB 104, the Company did not recognize any of the revenue on the balance of these services as a result of the USDA's rejection on the balance of ABN's claim. On February 1, 2005, the case on the balance of the claim (with accrued interest thereon) was found in favor of USDA before the USDA Board of Contract Appeals. ABN is reviewing a possible appeal of the case based upon the merits.

         The failure by ABN to fully recover its final invoicings from the USDA under its distribution contract has had and will continue to have a direct and significant effect on the cash flow of ABN as well as the level of dividends that will be available to the Parent.

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

         Overall, the business that the Company engages in within both its domestic and foreign operations are in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. In addition, there are several smaller local competitors in Brazil who have manufacturing and service capabilities in certain transaction cards and systems (including driver's license programs) and have therefore created additional competitive pricing pressures. With respect to driver's licenses in Brazil, additional competitors have begun competitively bidding on several Brazilian states as contracts come up for renewal. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures attempting to penetrate the Brazilian and Argentine markets through either export or the establishment of small local manufacturing operations. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN OPERATIONS AND FOREIGN CURRENCY

         The Company's foreign exchange exposure policy generally calls for selling its domestic manufactured product in US Dollars and, in the case of, ABNB, Transtex and CPS, selling in their national currencies, in order to minimize transactions occurring in currencies other than those of the originating country. Over the past twelve months, the Real and the Euro have each improved overall in relation to the US Dollar as the Real experienced an average appreciation of approximately 5% against the US Dollar and the Euro currency experienced an average appreciation of approximately 10% during this same period resulting from an overall weakening of the US Dollar compared to such currencies. The Argentine Peso exchange rate remained essentially unchanged when compared to the prior year. As ABNB is the Company's largest subsidiary, historically contributing approximately 70% of the revenues and approximately 80% of operating profit of the consolidated group (excluding goodwill and asset impairments and parent Company expense), volatility in the Real over the past several years was one of the major factors that severely impacted the Company's ability to repay upon maturity its Senior Notes due January 31, 2005. Based upon using the 2004 operating income level and the year end exchange rate at ABNB as reference points, for every hypothetical two percent point devaluation in the Real, the Company would lose approximately $0.1 million in operating income and cash flow.

         The Company has, from time to time, entered into foreign currency option contracts in order to limit the effect of currency fluctuations on future expected cash receipts which are used for general Company purposes, including debt service. The options generally have covered periods from two to four months from the date of purchase. However, with the significant devaluation and volatility of the Brazilian currency over the past two years, the market to purchase foreign currency option contracts is either non-existent or prohibitively expensive. The Company has been at times successful in purchasing short term contracts in Argentina when available and where not cost prohibitive. When practical, the Company has established restricted investment accounts which are controlled by the Parent, and in the case of ABNB, have funds which are from time to time invested in US Dollar-indexed money market investments. Such activities may be discontinued at any time depending on, among other things, management's views concerning future exchange rates, local interest rates and the cost of such contracts. At present, the current interest rate in Brazil of approximately 19% for local denominated investments is far greater than the return that would be earned in a US Dollar-indexed account, thereby rendering this type of hedging mechanism ineffective in the opinion of management. Therefore the Company has not engaged in material hedging activities. Currently, repatriation of earnings from ABNB is permitted, subject to certain approvals. Dividends or distributions from Brazil could be subject to government restrictions in the future. In 2004, 2003 and 2002, the Company received approximately $5.2 million, $3.9 million and $4.6 million, respectively in cash dividends from ABNB

         Earnings on foreign investments, including operations and earnings of foreign companies in which the Company may invest or rely upon for sales, are generally subject to a number of risks, including high rates of inflation, recession, currency exchange rate fluctuations, trade barriers, exchange controls, government expropriation, energy risks and political instability and other risks. These factors may affect the results of operations in selected markets included in the Company's growth strategy, particularly in the Latin American region. For example, the ongoing economic volatility in Argentina has affected the sales, operating income and cash flow of that subsidiary and has also adversely impacted the strength of the Brazilian currency. The Company's financial performance on a dollar-denominated basis can be significantly affected by these changes. The Company's cash balances and borrowings in foreign currency can mitigate the effects of fluctuating currency exchange rates; however, borrowings and investments in foreign currency and markets may not be available or practical and may face local interest rate and principal risks. In addition, adverse changes in foreign interest and exchange rates could adversely affect the Company's ability to meet its interest and principal obligations on the Parent's Senior Notes.

         See Notes A and Q of Notes to Consolidated Financial Statements for the disclosure of certain financial information relating to foreign operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and schedules, together with the Independent Auditors' Report thereon, are set forth in Item 15 (a) (1) and (2) of this Form 10-K, and are only presented for the years ended December 31, 2004 and 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), and the nine months ended September 30, 2002 (Predecessor Company.)

ITEM 9.

None

ITEM 9A. CONTROLS AND PROCEDURES.

         (a)      Evaluation of Disclosure Controls and Procedures

         Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

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

                        NAME             AGE     OFFICER/DIRECTOR SINCE                       POSITION
                        ----             ---     ----------------------       ----------------------------------------------------
Steven G. Singer                         44      November 2000                Chairman of the Board and Chief Executive Officer
C. Gerald Goldsmith (a)(b)               77      December 1990                Chairman Emeritus and Director
Sidney Levy                              48      June 1998                    Director
Raymond L. Steele (a)(b)                 71      March 2001                   Director
Lloyd Miller (a)                         50      October 2002                 Director
James Dondero                            42      October 2002                 Director
Steven A. Van Dyke (b)                   45      July 2001                    Director
Patrick J. Gentile                       46      June 1995                    Executive Vice President and Chief Financial Officer
David M. Kober                           41      May 2002                     Vice President and General Counsel
Craig D. Weiner                          39      April 2002                   Acting Treasurer
Elaine Lazaridis                         42      October 2001                 Corporate Secretary & Chief Administrative Officer

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

         CRAIG D. WEINER has served as Acting Treasurer since September 2002, and as Director of Financial Reporting since April 2002. Mr. Weiner worked from 1998 to May 2002 as a consultant on various assignments with Resources Connection LLC and from 1997 to 1998 served as Controller at Gund, Inc., an international toy manufacturer.

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

         Each of the directors will continue in their present capacity until the Company consummates its Plan, at which time all of the above directors with the exception of C. Gerald Goldsmith will continue to serve as directors of the Reorganized Company. These directors with the exception of Mr. Raymond Steele represent the four largest inside investors who presently own 88% of the current Common Stock and approximately 71% of the Senior Notes and who on a post reorganized basis after giving effect to the Exit Financing will hold approximately 79% of the New Common Stock of the Reorganized Company. The existing executive officers of the Company are also expected to continue in their respective positions with the Reorganized Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Parent's executive officers and directors, and persons who own more than 10% of the Parent's Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Parent with copies of all such reports they file.

         Based solely on a review of the copies of such reports received by us with respect to fiscal 2004, or written representations from certain reporting persons, to the best of our knowledge, the Parent believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2004.

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

    See Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    See Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for Items 11, 12 and 13, is incorporated herein by reference to the Amendment to this Annual Report on Form 10-K to be filed no later than April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         Our auditors billed the Parent an aggregate of $200,000 for professional services rendered by them for the audit of the Parent's annual consolidated financial statements for 2004, and reviews of the interim consolidated financial statements included in the Parent's Form 10-Q's filed during 2004. Our auditors billed the Parent an aggregate of $275,000 for professional services rendered by them for the audit of the Parent's annual consolidated financial statements for 2003, and reviews of the interim consolidated financial statements included in the Parent's Form 10-Q's filed during 2003.

AUDIT-RELATED FEES

         Our auditors billed the Parent $8,000 and $9,000, respectively, in the aggregate in each of 2004 and 2003 for assurance-related services rendered by them in connection with the audit of the Company's pension plan.

         No other fees were billed by Ehrenkrantz with respect to 2004 or 2003.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report on Form 10-K:


      1. The following consolidated financial statements are included as follows:

          Report of Independent Registered Public Accounting Firm            F-1

          Consolidated Balance Sheets as of December 31, 2004 and
          December 31, 2003 (Successor Company)                              F-2

          Consolidated Statements of Operations for the twelve months ended December 31, 2004, (Successor Company), the twelve
          months ended December 31, 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), and the
          nine months ended September 30, 2002 (Predecessor Company)         F-4

          Consolidated Statements of Cash Flows for the twelve months ended December 31, 2004 (Successor Company), the twelve
          months ended December 31, 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), and the
          nine months ended September 30, 2002 (Predecessor Company)         F-5

          Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the twelve months ended
          December 31 2004 (Successor Company), the twelve months ended
          December 31, 2003 (Successor Company), the three months ended
          December 31, 2002 (Successor Company), and the nine months
          ended September 30, 2002 (Predecessor Company)                     F-6

          Notes to Consolidated Financial Statements                         F-7

      2. The following consolidated financial statement schedules are included as follows:

          Schedule I - Condensed Financial Information of Parent             S-1

          Schedule II - Valuation and Qualifying Accounts                    S-4

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      3.  Exhibits: See "Exhibit Index"

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of American Banknote Corporation
Englewood Cliffs, New Jersey


         We have audited the accompanying consolidated balance sheets of American Banknote Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) and comprehensive income (loss) for the years ended December 31, 2004 and 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), and the nine months ended September 30, 2002 (Predecessor Company). Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Banknote Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 (Successor Company), the three months ended December 31, 2002 (Successor Company), and the nine months ended September 30, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


FRIEDMAN LLP


East Hanover, New Jersey
March 24, 2005, except for Note W
as to which the date is April 8, 2005

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                                                       December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
ASSETS
Current assets
     Cash and cash equivalents                                                 $    14,009      $     9,018
     Account receivable, net of allowance for doubtful
       accounts of $2,289 in 2004 and $1,096 in 2003                                22,981           19,414
     Inventories, net of allowances of $146 in 2004
       and $159 in 2003                                                             21,229           16,664
     Prepaid expenses                                                                4,591            3,427
     Deferred tax assets                                                             3,988            2,244
                                                                               ------------     ------------
          Total current assets                                                      66,798           50,767
                                                                               ------------     ------------

Property, plant and equipment
     Land                                                                            2,256            2,179
     Buildings and improvements                                                      7,077            7,811
     Machinery, equipment and fixtures                                              96,027           82,632
     Contruction in progress                                                            63               34
                                                                               ------------     ------------
                                                                                   105,423           92,656
     Accumulated depreciation and amortization                                     (62,492)         (48,028)
                                                                               ------------     ------------
                                                                                    42,931           44,628

Other assets                                                                           299            1,802
Investment in non-consolidated subsidiaries                                          8,052          (48,527)
Goodwill                                                                            66,201           72,121
                                                                               ------------     ------------
                                                                               $   184,281      $   120,791
                                                                               ============     ============


                               See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                                                       December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Current portion of long-term debt                                         $   106,956      $        29
     Revolving credit facilities of subsidiaries                                        --            1,393
     Accounts payable and accrued expenses                                          31,763           26,754
                                                                               ------------     ------------
          Total current liabilities                                                138,719           28,176
                                                                               ------------     ------------

Long-term debt, less current portion                                                   933          100,667
Other long-term liabilities                                                          9,341           13,012
Deferred tax liability                                                               2,247            2,196
Minority interest                                                                   26,787           24,217
                                                                               ------------     ------------
          Total liabilities                                                        178,027          168,268
                                                                               ------------     ------------

Commitments and Contingencies

Stockholders' equity (deficit)
     Common Stock, par value $.01 per share; authorized
       20,000,000 shares, issued 11,828,571 at December 31, 2004 and 2003              118              118
     Capital surplus                                                                20,893           20,893
     Deficit                                                                       (39,806)         (86,013)
     Treasury stock, at cost (57,756 shares at December 31, 2004 and 2003)            (103)            (103)
     Accumulated other comprehensive income                                         25,152           17,628
                                                                               ------------     ------------
          Total stockholders' equity (deficit)                                       6,254          (47,477)
                                                                               ------------     ------------
                                                                               $   184,281      $   120,791
                                                                               ============     ============

                               See Notes to Consolidated Financial Statements

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)


                                                                    (Successor Co)                      (Predecessor Co)
                                                ----------------------------------------------------     --------------
                                                     Year               Year           Three Months       Nine Months
                                                     Ended              Ended              Ended             Ended
                                                 December 31,       December 31,       December 31,      September 30,
                                                     2004               2003               2002              2002
                                                --------------     --------------     --------------     --------------
CONTINUING OPERATIONS
Sales                                           $     162,259      $     142,551      $      31,868      $     112,759
                                                --------------     --------------     --------------     --------------

Cost and expenses
Cost of goods sold                                    114,821            106,587             22,962             78,779
Selling and administrative                             24,863             20,842              4,363             16,010
Restructuring                                              --                933                 --                 --
Goodwill and asset impairment                          10,820             41,537             47,435                221
Depreciation and amortization                          11,711             10,561              2,029              4,349
                                                --------------     --------------     --------------     --------------
                                                      162,215            180,460             76,789             99,359

Operating income (loss)                                    44            (37,909)           (44,921)            13,400

Other expense (income )
Curtailment and other related gains                    (3,455)              (334)            (5,001)                --
Interest expense                                       10,470             10,277              2,422              8,404
Gain on senior note repurchases                        (1,077)            (3,393)                --                 --
Gain on sale of archives                               (3,004)                --                 --                 --
Other, net                                             (1,472)            (1,038)              (258)              (197)
                                                --------------     --------------     --------------     --------------
                                                        1,462              5,512             (2,837)             8,207
Income (Loss) before reorganization items,
  taxes on income and minority interest                (1,418)           (43,421)           (42,084)             5,193

Reorganization (income) expense
Fresh-Start adjustments                                    --                 --                 --           (223,185)
Reorganization costs                                      396                360                (30)             1,160
                                                --------------     --------------     --------------     --------------
                                                          396                360                (30)          (222,025)
Income (loss) before taxes on income
and minority interest                                  (1,814)           (43,781)           (42,054)           227,218
Taxes on income                                         6,042              4,249                147              3,493
                                                --------------     --------------     --------------     --------------
Income (loss) before minority interest                 (7,856)           (48,030)           (42,201)           223,725
Minority interest loss (income)                         1,889             (5,474)            (7,417)            24,666
                                                --------------     --------------     --------------     --------------
Income (loss) from continuing operations               (9,745)           (42,556)           (34,784)           199,059

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations               (961)            (4,026)            (4,647)           (27,652)
Gain on disposal of discontinued operations            56,913                 --                 --                 --
                                                --------------     --------------     --------------     --------------
                                                       55,952             (4,026)            (4,647)           (27,652)
EXTRAORDINARY ITEMS
Gain on forgiveness of debt                                --                 --                 --             91,364
Loss on debt reinstatement                                 --                 --                 --             (1,844)
                                                --------------     --------------     --------------     --------------
                                                           --                 --                 --             89,520
                                                --------------     --------------     --------------     --------------
NET INCOME (LOSS)                               $      46,207      $     (46,582)     $     (39,431)     $     260,927
                                                ==============     ==============     ==============     ==============
Net income (loss) per common share -
Basic and Diluted
Continuing operations                           $       (0.83)     $       (3.62)     $       (2.96)               N/A
Discontinued operations                                  4.75              (0.34)             (0.39)               N/A
Extraordinary items                                        --                 --                 --                N/A
                                                --------------     --------------     --------------     --------------
             Net income (loss)                  $        3.92      $       (3.96)     $       (3.35)               N/A
                                                ==============     ==============     ==============     ==============

                                     See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)                                              (Successor Co)                                 (Predecessor Co)
                                                           ----------------------------------------------------     --------------
                                                               Year               Year            Three Months       Nine Months
                                                               Ended              Ended              Ended               Ended
                                                            December 31,       December 31,       December 31,      September 30,
                                                                2004               2003               2002               2002
                                                           --------------     --------------     --------------     --------------
Operating Activities
Net income (loss)                                          $      46,207      $     (46,582)     $     (39,431)     $     260,927
Discontinued operations                                          (55,952)             4,026              4,647             27,652
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
  Gain on repurchase of Senior Notes                              (1,077)            (3,393)                --                 --
  Gain on sale of archives                                        (3,004)                --                 --                 --
  Fresh-Start adjustments                                             --                 --                 --           (223,185)
  Extraordinary item - Gain on Forgiveness of Debt                    --                 --                 --            (91,364)
  Extraordinary item - Loss on debt reinstatement                     --                 --                 --              1,844
  Depreciation and amortization                                   11,711             10,561              2,029              4,349
  Goodwill and asset impairments                                  10,820             41,537             47,435                221
  Curtailment and other related gains                             (3,455)              (334)            (5,001)                --
  Accrued pay in kind interest on Senior Notes                    10,432              9,563              2,400              6,778
  (Gain) loss on sale of assets                                     (970)               142                (12)              (550)
  Deferred taxes                                                  (1,548)              (254)              (855)              (458)
  Minority interest                                                1,889             (5,474)            (7,417)            24,666
  Bad debt expense (recovery)                                      1,119               (372)                --                 --
  Other                                                              (72)               106                 86                278
Changes in operating assets and liabilities
  Accounts receivable                                             (2,891)             2,061             (3,696)             7,546
  Inventories                                                     (3,276)            (3,618)            (1,040)              (949)
  Prepaid expenses and other                                      (1,217)               754                389               (687)
  Accounts payable and accrued expenses                            2,648               (437)              (594)            (3,167)
  Other liabilities                                                1,597             (2,139)             1,464             (2,471)
                                                           --------------     --------------     --------------     --------------
Net cash provided by operating activities                         12,961              6,147                404             11,430
                                                           --------------     --------------     --------------     --------------
Investing Activities
  Capital expenditures                                            (8,020)            (5,184)            (1,559)            (3,641)
  Proceeds from sale of assets                                     1,267                  4                 12                550
  Proceeds from sale of archives                                   3,029                 --                 --                 --
                                                           --------------     --------------     --------------     --------------
Net cash used in investing activities                             (3,724)            (5,180)            (1,547)            (3,091)
                                                           --------------     --------------     --------------     --------------
Financing Activities
  Revolving credit facilities, net                                (1,392)             1,028                (91)            (4,055)
  (Payments) borrowings of long-term debt, net                       450                (42)               (16)               (36)
  Repurchase of Senior Notes                                      (2,610)            (2,929)                --                 --
  Dividend to minority shareholder                                (1,514)            (1,139)              (355)              (979)
                                                           --------------     --------------     --------------     --------------
Net cash used in financing activities                             (5,066)            (3,082)              (462)            (5,070)
                                                           --------------     --------------     --------------     --------------
Effect of foreign currency exchange rate changes on
    cash and cash equivalents                                        820                459                209               (748)
Increase (decrease) in cash and cash equivalents                   4,991             (1,656)            (1,396)             2,521
Cash and cash equivalents - beginning of period                    9,018             10,674             12,070              9,549
                                                           --------------     --------------     --------------     --------------
Cash and cash equivalents - end of period                  $      14,009      $       9,018      $      10,674      $      12,070
                                                           ==============     ==============     ==============     ==============

Supplemental disclosures of cash flow information
  Taxes                                                    $       6,500      $       4,700      $       1,300      $       3,200
  Interest                                                           200                200                100                400
  Reorganization items                                               768                446                555                325



                                          See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

                                                                                                             Accu-
                                                                                                            mulated
                                                                                                             Other
                                                                      Compre-                                Compre-
                              Preferred                               hensive                                hensive        Total
                              Stock        Common      Capital        Income      Retained     Treasury      Income/      (Deficit)
                              Series B     Stock       Surplus        (Loss)      Deficit       Stock        (Loss)        Equity
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance January 1, 2002
  (Predecessor Company)      $      24    $     278    $  82,525                 $(197,337)   $  (1,285)   $ (45,738)   $(161,533)

Net loss -Nine Months                                               $ (28,585)     (28,585)                               (28,585)

Currency Translation
  Adjustment                                                          (19,396)                               (19,396)     (19,396)
                                                                    ----------

Total Comprehensive Loss                                            $ (47,981)

Balance September 30, 2002
  (Predecessor Company)             24          278       82,525                  (225,922)      (1,285)     (65,134)    (209,514)

Recapitalization and Fresh
  Start Adjustments:

Cancel Old shares                  (24)        (278)                                                                         (302)

  Issue New Common Shares                       118                                                                           118

Fresh Start Adjustments                                  (61,643)                  225,922        1,182       65,134      230,595
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance
at October 1, 2002
  (Successor Co)                    --          118       20,882                        --         (103)          --       20,897


Net loss - Three Months                                             $ (39,431)     (39,431)                               (39,431)

Currency Translation
  Adjustment                                                            9,742                                  9,742        9,742
                                                                    ----------

Total Comprehensive Loss                                            $ (29,689)
                                                                    ==========

Issuance of shares from
  rights offering                                             11                                                               11
                             ----------   ----------   ----------                ----------   ----------   ----------   ----------

Balance at
December 31, 2002
  (Successor Co)                    --          118       20,893                   (39,431)        (103)       9,742       (8,781)

Net loss - 2003                                                     $ (46,582)     (46,582)                               (46,582)

Currency Translation
  Adjustment                                                            7,886                                  7,886        7,886
                                                                    ----------

Total Comprehensive Loss                                            $ (38,696)
                                                                    ==========
                             ----------   ----------   ----------                ----------   ----------   ----------   ----------

Balance at
  December 31, 2003                 --          118       20,893                   (86,013)        (103)      17,628      (47,477)

Net Income - 2004                                                   $  46,207    $  46,207                              $  46,207

Minimum Pension Liability
  Adjustment                                                             (589)                                  (589)        (589)

Currency Translation
  Adjustment                                                            8,113                                  8,113        8,113
                                                                    ----------                             ----------   ----------

Total Comprehensive Income                                          $  53,731
                                                                    ==========
Balance at
 December 31, 2004           $     --    $     118    $  20,893                  $ (39,806)   $    (103)   $  25,152    $   6,254
                             ==========   ==========   ==========                ==========   ==========   ==========   ==========


                                          See Notes to Consolidated Financial Statements


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis Of Presentation And Summary Of Significant Accounting Policies

General

         American Banknote Corporation is a holding Company. Through its subsidiaries in the United States, Brazil, France, and Argentina, the Company operates it business based on geographic location in a single industry along one or more of three principal product lines: Transaction Cards and Systems; Printing Services and Document Management; and Security Printing Solutions. All references to the "Parent" are meant to identify the legal entity American Banknote Corporation on a stand-alone basis. All references to the "Company" are to the Parent and all of its subsidiaries, as a group.

         The Parent's principal subsidiaries are: American Bank Note Company ("ABN"), its domestic operating subsidiary, American Bank Note Ltda. ("ABNB"), a 77.5% owned Brazilian Company, CPS Technologies, S.A. ("CPS"), a French Company and Transtex S.A. ("Transtex"), an Argentine Company.

         On April 6, 2004, the Parent exited as the 90% shareholder of its former Australian subsidiary, ABN Australasia Limited (trading as the Leigh Mardon Group ("LM"), by entering into a series of agreements with LM and the members of LM's senior lending syndicate, ("the Banking Syndicate"). Although the Parent continues to own a minority interest in LM, the disposal of this segment has been recorded as a discontinued operation of the Company's business and all prior period financial statements have been restated to exclude LM for comparative purposes. See Note V for further information.

         The Parent was incorporated in Delaware in 1993 as United States Banknote Corporation and changed its name on July 1, 1995 to American Banknote Corporation.

         In December 1999, the Parent (but none of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.. On August 22, 2002, the Bankruptcy Court confirmed the Parent's Fourth Amended Plan of Reorganization in the Chapter 11 Proceeding. On October 1, 2002, all conditions required for the effectiveness of the Plan were achieved and the Plan became effective (the "Effective Date"). On the Effective Date, the Parent cancelled all shares of its old preexisting common stock and preferred stock, and commenced the issuance of its new common stock, $.01 par value per share ("Common Stock"), and certain additional rights, warrants and options entitling the holders thereof to acquire Common Stock, in the amounts and on the terms set forth in the Plan.

         None of the Parent's subsidiaries was or has ever been a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding. As a result, during the Parent's reorganization, each one of the subsidiaries continued to operate its respective business in the normal course, on a stand-alone basis.

         Since the 2002 re-issuance of the Senior Notes, the Parent's ability to repay the Senior Notes when due has been adversely affected by a combination of:
(i) the high degree of dependence on its Brazilian subsidiary, (ii) declining markets and competitive pricing in the United States and France, and (iii) the political and economic instability that has occurred in Argentina. More specifically: (i) the Parent's Brazilian subsidiary operates in a highly volatile economic environment, with significant foreign currency exchange rate variations, each of which has both directly impacted the dividends available to be repatriated to the Parent, and limited the Parent's ability to raise additional capital or debt financing to repay the Senior Notes; (ii) declining cash flows from the Parent's American and French subsidiaries have been insufficient to allow the parent to repay the Senior Notes; and (iii) Argentina's economic instability has both directly impacted the Company's Argentine operations and limited the Parent's ability to raise additional capital or debt financing to repay the Senior Notes. All of these factors contributed to the Parent's determination that it would be unable to repay the Senior Notes when due, and to initiate negotiations with holders of a majority of the Senior Notes and a majority of the Common Stock.

         As a result of those negotiations, on January 19, 2005, the Parent (but none of its subsidiaries), with the consent of the holders of a majority of the Senior Notes and a majority of the Common Stock, filed a voluntary petition (the "Chapter 11 Case") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). At that time, the Parent filed the proposed Plan, which reflected the results of its negotiations with the Senior Note holders and Common Stock holders. The Plan is a "pre-arranged" and consensually agreed upon plan of reorganization. See Notes N and O for the agreed upon terms of settlement under the Plan.

         On February 24, 2005, the Bankruptcy Court approved the Company's disclosure statement (the "Disclosure Statement").. The final deadline for voting classes to accept or reject the Plan was March 24, 2005 and the final date to object to confirmation of the Plan was March 31, 2005. No objections were raised to the Plan. On April 8, 2005, a final hearing was held and the Bankruptcy Court confirmed the Company's Plan of reorganization. Consummation is expected to occur shortly thereafter.

         It is anticipated that confirmation of the Plan will eliminate the Parent's Senior Notes and leave only a relatively nominal amount of New Notes in place, which the Reorganized Parent will be able to service from operational cash flow. By offering the large holders of the Senior Notes a substantial portion of the New Common Stock of the Company on a post-restructuring basis, these holders will participate in the long term growth and appreciation of the Company's business, which is expected to be enhanced by the significant reduction of its debt service obligations supported by the Company's results of operations and cash flows. Since several of the large Senior Note holders (as more fully discussed herein) who own approximately 71% of the total Senior Note issuance also hold approximately 88% of the current Common Stock, the consensual agreement of these parties under the Plan to exchange their debt for equity will not result in a change in ownership control of the Company, and as such Fresh Start Accounting ("Fresh Start") under Statement of Position ("SOP 90-7") will not be required. None of the Parent's subsidiaries is or has ever been a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding. As a result, during the Parent's reorganization, each one of the Parent's subsidiaries will continue to operate its respective business in the normal course, on a stand-alone basis.

Fresh-Start Reporting

         In accordance with the AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting ("Fresh Start") as of September 30, 2002. The Company recorded the effects of the December 1999 Plan and Fresh Start as of October 1, 2002 which was the Effective Date of the December 1999 Plan. Under Fresh Start, a new reporting entity (the "Successor Company" or the "Reorganized Company") is deemed to be created as a result of a change in control of ownership. SOP 90-7 requires, among other things, that the Company's recorded amounts of assets and liabilities be adjusted to reflect their reorganization value ("Reorganization Value"), which is defined as the fair value at the Effective Date, in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Staff Accounting Bulletin No. 54. The reorganized values were accordingly recorded on the books and records of the subsidiary companies. Any portion of the Reorganized Company's assets not attributed to specific tangible or identified intangible assets of the Reorganized Company were identified as Reorganization Value in excess of amounts allocable to identified assets and were classified as goodwill ("Goodwill"). This Goodwill is periodically reviewed and measured for impairment on an annual basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill of the Company was $66.2 million and $72.1 million at December 31, 2004 and December 31, 2003, respectively. The change in Goodwill between periods was due to a remeasurement of the value of the Parent's subsidiaries resulting in an impairment of approximately $10.8 million partly offset by a foreign currency translation gain of approximately $4.9 million, in accordance with SFAS No. 52.

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

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. All significant intercompany items have been eliminated. "Investment in non-consolidated subsidiaries" represents ABNB's fifty percent equity interest in a smart card joint venture in Brazil recorded under the equity method of accounting and the value of its 11% investment in LM, its formerly owned Australian subsidiary from which it exited as the majority shareholder on April 6, 2004. As of December 31, 2004, the Company recorded its remaining preference stock investment in LM, valued at approximately $2.1 million, under the cost method and now holds a non-controlling interest in LM. For comparative purposes, the Company deconsolidated LM from its consolidated balance sheet at December 31, 2003 and reflected its negative investment on that date of $53.8 million as a component of investment in non-consolidated subsidiaries.

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

Foreign Currency Translation

         The financial statements of foreign subsidiaries have been translated into US Dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statement of operations of transaction gains and losses is insignificant in 2004.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         One of the Company's other significant concerns has been the elimination in food coupon revenue at ABN, resulting from the replacement by the USDA of printed food coupons with electronic card-based food coupon benefits. In the third quarter of 2002, ABN was verbally notified by the USDA that it did not anticipate the need to place any further purchase orders for the production of food coupons for the remainder of the term of its requirements contract with ABN. As a result of the USDA's notification, in the third quarter of 2002 ABN took a restructuring charge of $0.2 million, which represents the write-down of the carrying value of certain equipment specifically dedicated to this contract.

         Each of the Company's domestic and foreign operations conducts its business in highly competitive markets. With respect to certain of its products, the Company competes with other non-secure commercial printers. Strong competitive pricing pressures exist, particularly with respect to products where customers seek to obtain volume discounts and economies of scale. The consolidation of certain financial and banking customers within certain of the Company's markets, particularly in Brazil and France, has created greater competitive pricing pressures and opportunities for increased volume solicitation. In addition, there are several smaller local competitors in Brazil who have manufacturing and service capabilities in certain transaction cards and systems (including driver's license programs) and have therefore created additional competitive pricing pressures. Also, many of the Company's larger card competitors, particularly in Europe, have significant excess capacity and have therefore created an environment of significant competitive pricing pressures. Alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also affect demand for the Company's products.

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

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

         Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

Depreciation and Amortization

         Property, plant and equipment is recorded at cost prior to the Effective Date of the October 2002 consummation of the December 1999 Plan (Predecessor Company), and depreciated by the straight-line method over the assets estimated useful lives of 3 to 20 years. Amortization of leasehold improvements is computed by the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter. In 2002, in accordance with SOP 90-7, the Company implemented Fresh Start reporting and reevaluated the fair market value of certain assets and liabilities as of the Effective Date of the October 1, 2002 Consummation (Successor Company). Based upon this reevaluation, the Company revalued its property plant and equipment in 2002, increasing it by $14.2 million based upon independent appraisals.

Intangible Assets

         Patents and certain other intangibles are amortized over their useful lives. Beginning in 2002 and in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), Goodwill is reviewed for impairment on an annual basis. Goodwill was amortized over periods ranging from 20 to 30 years using the straight-line method. As a result of the adoption of SFAS 142 in 2002, the non-amortization of Goodwill had the effect of increasing the Company's income by approximately $2.2 million. In October 2002, in accordance with SOP 90-7, the Company implemented Fresh Start reporting and recorded any portion of the fair value of the Reorganized Company's assets that was not attributed to specific tangible or identified assets as Goodwill. The balance of Goodwill at December 31, 2004 and 2003 after performing the annual impairment test in accordance with SFAS 142 was $66.2 million and $72.1 million, respectively.

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

Revenue Recognition

         Revenue is recognized when goods are shipped, title has passed, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. In some instances, at the customer's request, arrangements are made to provide on-site secure storage at the Company's premises. The Company treats this service as a component of a multiple element arrangement and revenue is allocated among the elements based on their respective fair values. The amount allocated to storage revenue is recognized over the expected storage period.

Shipping Costs

         The Company records the cost of shipping in its income statement as a component of Cost of Goods Sold.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Earnings Per Share Computations

         Amounts used in the calculation of basic and diluted per share amounts follow:

                                                                                            YEAR          YEAR
                                                                                            ENDED         ENDED
                                                                                        DECEMBER 31,  DECEMBER 31,
                                                                                            2004          2003
                                                                                       -------------  ------------
                                                                                                SUCCESSOR CO
                  Numerator for loss from continuing operations                        $     (9,745)  $   (42,556)
                  Numerator for income (loss) from discontinued operations                   55,952        (4,026)
                  Denominator for per share computations
                  Weighted average number of shares outstanding (in thousands):
                  Common Stock                                                               11,771        11,771

         Earnings per share for periods prior to the October 1, 2002 Effective Date have been omitted as these amounts do not reflect the current capital structure resulting from the Consummation of the December 1999 Plan and therefore would not be comparable.

         The denominator for computing diluted income per share excludes certain warrants, equity options and management incentive options issued in accordance with the Plan, as the exercise prices of such warrants and options were greater than the market price of the common shares - (See Notes M, N and O).

Stock Based Compensation Plans

         As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans, the Company elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company elected the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted. The options were granted with an exercise price of $2.50 which is substantially higher than the negligible trading market price of the New Common Stock. The Company has determined that this factor combined with the thinly traded public float of the New Common Stock results in an insignificant value and therefore there is no proforma compensation to be measured. For quarters ending subsequent to December 15, 2005, the Company will adopt SFAS No. 123 R. Refer to "Recent Accounting Pronouncements."

         In 2002 the Parent granted 780,000 Management Options, 88,531 Consultant Options and 177,061 Equity Options, all of which are totally vested. All options were granted at an exercise price of $2.50 per share. No options were granted in 2003. At the date of grant, the expiration date of the options was 10 years and currently the remaining contractual life of the options is approximately 7.75 years. Pursuant to the Plan it is anticipated that these securities will be cancelled.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial condition. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material effect on our results of operations or financial condition.

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

         FIN 46 - In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46-R"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities
(VIEs) to be consolidated by the primary beneficiary of the entity. VIEs are entities that lack sufficient equity to finance its activities without additional subordinated financial support or whose equity investors do not have the characteristics of a controlling financial interest. All VIEs, with which the Company is involved, must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The provisions of FIN 46 must be applied to all entities subject to this Interpretation in the first quarter of 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46-R does not have a material effect on the Company's results of operations or financial position.

         SAB 104 - In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101,"Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

         SFAS 153 - In December 2004, a FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SFAS 123(R) - In December 2004, the FASB issued SFAS No. 123 (Revised
2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after December 15, 2005. Therefore, for the years 2004 and 2003 presented, the Company applied APB No. 25 as permitted by SFAS No. 123 resulting in no recognition of compensation expense for options granted. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.


                                                                        DECEMBER 31,     DECEMBER 31,
                                                                        -------------    -------------
                                                                             2004            2003
                                                                        -------------    -------------
                                                                       (SUCCESSOR CO)   (SUCCESSOR CO)

NOTE B - Inventories
     Finished goods                                                     $         55     $          7
     Work-in-process                                                           9,223            8,934
     Raw material and supplies (net of allowances of $146 and $159)           11,951            7,723
                                                                        -------------    -------------
                                                                        $     21,229     $     16,664
                                                                        =============    =============
NOTE C - Accounts Payable and Accrued Expenses
     Accounts payable - trade                                           $     14,220     $      9,646
     Accrued expenses                                                          5,738            7,009
     Salaries and wages                                                        8,808            6,881
     Customers' advances                                                         443              856
     Lease obligations                                                           204              541
     Accrued interest                                                              6                7
     Dividend payable to minority interest owner                                 355              152
     Other                                                                     1,989            1,662
                                                                        -------------    -------------
                                                                        $     31,763     $     26,754
                                                                        =============    =============
NOTE D - Other Long Term Liabilities
     Post-retirement benefit obligations                                $      3,715     $      6,570
     Provision for tax assessments                                             3,632            3,402
     Lease obligations                                                         1,456            2,666
     Other long-term employee benefits                                           105              169
     Other                                                                       433              205
                                                                        -------------    -------------
                                                                        $      9,341     $     13,012
                                                                        =============    =============


                                                  F-14

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Other, Net

                                                       Year Ended         Year Ended       Three Months         Nine Months
                                                      December 31,       December 31,       December 31,       September 30,
                                                          2004               2003               2002              2002
                                                     (Successor Co)     (Successor Co)     (Successor Co)    (Predecessor Co)
                                                     --------------     --------------     --------------     --------------
(Gain) loss on asset sales                           $        (970)     $         142      $         (12)     $        (550)
(Gain) on settlement of pre-petition liabilities     $        (432)     $        (600)     $          --      $          --
Other (income) expense, net                          $         (70)     $        (580)     $        (246)     $         353
                                                     --------------     --------------     --------------     --------------
                                                     $      (1,472)     $      (1,038)     $        (258)     $        (197)
                                                     ==============     ==============     ==============      =============


NOTE F - Restructuring

         In the first quarter of 2003, in light of the significant contraction in stock and bond and food coupon volume reductions, ABN consolidated its Philadelphia operations into its Tennessee operation, thereby placing all of ABN's manufacturing operations within a single location, resulting in the termination of approximately 50 employees. Accordingly, ABN recorded a one-time restructuring charge of $0.9 million related primarily to employee terminations. In addition, in 2003, one-time costs related to plant wind down and equipment relocation were approximately $1.0 million and $0.1 million, respectively and were funded through internal cash flow and expensed as incurred and have been included in cost of goods sold in accordance with SFAS 146. The total costs resulting from this restructuring were recovered within one year from its execution. Additionally, in the third quarter of 2003, ABN consolidated its two secure satellite storage and distribution facilities into a single facility.

NOTE G - Goodwill and Asset Impairment

         The Goodwill and asset impairment charge of $10.8 million in 2004, represents the annual remeasurement performed in the fourth quarter of 2004 on the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions. In 2004, the Company engaged an independent firm to appraise the value of the Company. The Company's net worth, inclusive of its intangibles is supported by the computed enterprise value as of December 31, 2004.

         The Goodwill and asset impairment charge of $41.5 million in 2003, represents the remeasurement of the value of the Company's subsidiaries based on the Parent's review of projected cash flows and valuation multiples based on prevailing market conditions which resulted in a $42.6 million impairment charge in the fourth quarter of 2003 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," partly offset by a $1.1 million recovery at ABN in the third quarter of 2003 resulting from a favorable settlement on its lease with the landlord of its idle Chicago facility.

         A review by the Parent of valuation multiples based on prevailing market conditions which existed for the three months ended December 31, 2002 (Successor Company) resulted in an impairment charge of $47.4 million of which $33.2 million related to ABNB and $14.2 million related to ABN.

         With respect to the Predecessor Company, goodwill and other asset impairments for the nine months ended September 30, 2002, (Predecessor Company) consisted of a $0.2 million reserve with respect to the carrying value of certain equipment at ABN associated with the USDA food coupon contract.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - Reorganization Costs

         Reorganization costs represent administrative expenses incurred under the December 1999 Plan through December 31, 2003 and primarily for the Plan through December 31, 2004 and consists of the following:


                                                YEAR             YEAR           THREE MONTHS       NINE MONTHS
                                                ENDED            ENDED              ENDED             ENDED
                                            DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      SEPTEMBER 30,
                                                2004              2003               2002              2002
                                           (SUCCESSOR CO)    (SUCCESSOR CO)     (SUCCESSOR CO)    (PREDECESSOR CO)
                                           --------------    --------------     --------------     --------------
                  Legal                    $         339     $          93      $         (30)     $         997
                  Investment advisors                 41               234                 --                 --
                  Trustee fees                        16                33                 --                 35
                  Printing and mailing                --                --                 --                 62
                  Information agent                   --                --                 --                 66
                                           --------------    --------------     --------------     --------------
                                           $         396     $         360      $         (30)     $       1,160
                                           ==============    ==============     ==============     ==============

NOTE I - Comprehensive Income (Loss)

         The comprehensive income (loss) for the years ended December 31, 2004 and 2003, (Successor Company), three months ended December 31 2002 (Successor
Company) and the nine months ended September 30, 2002 (Predecessor Company) consists of:

                                                                 YEAR             YEAR           THREE MONTHS       NINE MONTHS
                                                                 ENDED            ENDED              ENDED             ENDED
                                                             DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      SEPTEMBER 30,
                                                                 2004              2003               2002              2002
                                                            (SUCCESSOR CO)    (SUCCESSOR CO)     (SUCCESSOR CO)    (PREDECESSOR CO)
                                                            --------------    --------------     --------------     --------------
         Minimum pension liability                          $        (589)    $          --      $          --      $      (1,543)
         Cumulative currency translation adjustments                8,113             7,886              9,742            (63,591)
                                                            --------------    --------------     --------------     --------------
         Total comprehensive income (loss)                  $       7,524     $       7,886      $       9,742      $     (65,134)
                                                            ==============    ==============     ==============     ==============

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

         Taxes on income for the year ended December 31, 2004 (Successor
         Company), the year ended December 31, 2003 (Successor Company) the three months ended December 31, 2002 (Successor Company) and the nine months ended September 30, 2002 (Predecessor Company) are as follows:

                        YEAR ENDED         YEAR ENDED        THREE MONTHS       NINE MONTHS
                       DECEMBER 31,       DECEMBER 31,          ENDED             ENDED
                           2004               2003               2002              2002
                      (SUCCESSOR CO)     (SUCCESSOR CO)     (SUCCESSOR CO)    (PREDECESSOR CO)
                      --------------     --------------     --------------     --------------
Current
  Foreign             $       7,542      $       4,439      $         589      $       4,664
  State and local                48                 50                (49)               107
                      --------------     --------------     --------------     --------------
                              7,590              4,489                540              4,771
Deferred
  Foreign                    (1,548)              (240)              (393)              (983)
  State and local                --                 --                 --               (295)
                      --------------     --------------     --------------     --------------
                             (1,548)              (240)              (393)            (1,278)
                      --------------     --------------     --------------     --------------
                      $       6,042      $       4,249      $         147      $       3,493
                      ==============     ==============     ==============     ==============


         A reconciliation of taxes on income (benefit) using the US federal income tax statutory rate of 35% to the Company's effective tax rate is as follows:

                                                                  YEAR ENDED      YEAR ENDED       THREE MONTHS    NINE MONTHS
                                                                 DECEMBER 31,     DECEMBER 31,        ENDED           ENDED
                                                                     2004             2003             2002            2002
                                                                (SUCCESSOR CO)   (SUCCESSOR CO)   (SUCCESSOR CO)  (PREDECESSOR CO)
                                                                --------------   --------------   --------------   --------------
Statutory tax (benefit) at U.S. rate                            $        (635)   $     (15,323)   $     (14,719)   $      79,526
Difference between federal and foreign statutory rates                   (135)             207              319           (1,117)
Non-deductible goodwill, including impairment and Fresh Start           5,596           16,338           15,977          (77,113)
Capital loss on disposal of LM                                         (5,555)              --               --               --
Brazil dividend deduction                                              (1,338)          (1,240)            (538)          (1,479)
US tax on foreign deemed dividends                                        356              127              183              133
US tax on Brazil unrepatriated earnings                                 3,739            2,824              429            1,180
Foreign withholding taxes, net of federal benefit                         290              280              (47)            (189)
State and local income taxes, net of federal benefit                       31               33               57               75
Other non-deductible expenses                                              33               45             (157)             688
Change in valuation allowance                                           3,660              958           (1,357)           1,789
                                                                --------------   --------------   --------------   --------------
                                                                $       6,042    $       4,249    $         147    $       3,493
                                                                ==============   ==============   ==============   ==============

         Pursuant to the August 22, 2002 confirmation of the December 1999 Plan, the valuation of the Company's reorganized equity was $85 million. The total discharge of indebtedness that was exchanged for this equity was $110.3 million. The difference between the discharge of creditor claims and the fair value of equity received of approximately $25.3 million is considered for US federal income tax purposes to be a cancellation of indebtedness ("COD"). However, the COD is not included in income when the discharge of indebtedness is accomplished pursuant to a plan approved by a court in a case under the United States Bankruptcy Code. Instead, the amount of discharged indebtedness that would otherwise have been required to be included in taxable income was applied to reduce certain tax attributes of the Company. The first tax attribute to be reduced was the Company's NOLs and, since there were sufficient NOLs to offset this taxable income, the Company did not need to reduce any of its other tax attributes.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - Income Taxes (continued)

         In addition to the reduction in the Company's NOLs, since there was a substantial change in ownership upon consummation of the December 1999 Plan, there are annual limitations on the amount of Federal NOLs which the Company may be able to utilize on the Company's income tax returns in future periods. This annual limitation is an amount equal to the value of the Company's stock immediately before the ownership change adjusted to reflect the increase in value resulting from the cancellation of creditor's claims multiplied by a federally mandated long-term tax exempt rate.

         Under the current Plan of reorganization, it is anticipated that upon consummation there will be no substantial change in ownership as the majority of the holders of the Senior Notes are presently the holders of the majority of the Common Stock. The Company is in the process of evaluating what effect, if any, the anticipated consummation of the Plan will have on its NOLs and any other of its tax attributes. The Company does not expect that upon consummation there will be a significant reduction in the Company's NOL's.

         After adjusting for COD, the Company's US domestic consolidated NOLs at December 31, 2004 were approximately $77.2 million, which are scheduled to expire as follows: $36.7 million, $5.3 million, $6.1 million, $7.6 million, $10.7 million, and $10.8 million in 2019, 2020, 2021 , 2022, 2023 and 2024, respectively. In addition, the Company's US domestic consolidated capital loss carryforwards at December 31, 2004 were approximately $11.9 million and are scheduled to expire in 2009.

         Tax effects of items comprising the Company's deferred income tax assets and liabilities are as follows:

                                                                                       DECEMBER 31,
                                                                                 2004               2003
                                                                            (SUCCESSOR CO)     (SUCCESSOR CO)
                                                                            --------------     --------------
                  Current deferred tax assets
                  Inventory obsolescence                                    $         604      $         558
                  Uniform capitalization of inventory                                 187                210
                  Bad debt provision                                                  683                153
                  Lease obligations                                                   237                415
                  Pension and post retirement benefit obligations                     208                294
                  Vacation, severance and deferred pay provisions                     252                365
                  Litigation and other contingent provisions                        1,441              1,143
                  Other                                                             1,068                553
                  Valuation  allowance                                               (692)            (1,447)
                                                                            --------------     --------------
                  Total current deferred tax assets                                 3,988              2,244
                                                                            --------------     --------------

                  Non-current deferred tax assets
                  Pension and post retirement benefit obligations                     852              1,893
                  Lease obligations                                                    63                166
                  Difference between book and tax basis of fixed assets              (321)              (321)
                  Brazil subsidiary earnings not permanently reinvested           (12,333)           (10,688)
                  Tax benefit of capital loss carryforwards                         4,164                 --
                  Tax benefit of operating loss carryforwards                      27,021             23,240
                  Litigation and other contingent provisions                          459                803
                  Other                                                               468                611
                  Valuation allowance                                             (20,373)           (15,704)
                                                                            --------------     --------------
                  Total non-current deferred tax assets                                --                 --
                                                                            --------------     --------------

                  Non-Current deferred tax liabilities
                  Difference between book and tax basis of fixed assets            (2,258)            (2,328)
                  Lease obligations                                                    --                122
                  Other                                                                11                 10
                                                                            --------------     --------------
                  Total non-current deferred tax liabilities                       (2,247)            (2,196)
                                                                            --------------     --------------
                  Net deferred tax asset (liability)                        $       1,741      $          48
                                                                            --------------     --------------


                                                      F-18

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - Income Taxes (continued)

         At December 31, 2004, the unrepatriated earnings of CPS is approximately $5.1 million and is considered permanently invested overseas, therefore no provision for federal and state taxes has been provided on these earnings. The Parent has recorded a deferred tax liability of approximately $12.3 million to record the tax effect on ABNB's unrepatriated earnings.

         At December 31, 2004, 2003 and 2002, the Company provided a valuation allowance related to its US federal NOLs and other US deferred tax assets due to uncertainty as to the realization of taxable income in the future.

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


         Through December 31, 2004, ABNB had been assessed approximately $23 million in prior years from the Brazilian tax authorities relating to taxes other than income taxes. The assessments are in various stages of administrative process or in lower courts of the judicial system and are expected to take years to resolve. It is the opinion of ABNB's Brazilian counsel that an unfavorable outcome on these assessments is not probable. To date, the Company has received favorable court decisions on matters similar to some of the ones included in the above amount for, approximately, $5.6 million. Thus the Company believes that the eventual outcomes of these assessments will not have a material impact on the Company's consolidated financial position or results of operations. As a result, the Company has not made any significant provision for the assessments.

         The statute of limitations relating to the potential assessment of New York City franchise taxes for tax years ended 1993 through 1997 expired on June 30, 2002. As a result of the expired statute, in the third quarter of 2002 the Parent reversed estimated provisions of approximately $0.4 million, which included $0.3 million of principal and $0.1 million of interest, which are no longer required to be reserved. The Parent continues to vigorously contest the NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.3 million related to tax years up to and including 1992 for which the Parent is adequately reserved. In, 2004, hearing sessions were held by the Administrative Law Judge of the New York City Tax Appeals Tribunal. A schedule for filing hearing memoranda by both parties has yet to be sent. Management believes that it has meritorious defenses with regard to the assessment for these years.

         On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated (as defined by the Act) in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one year period beginning on the enactment date. The Company is in the process of evaluating the effects of the repatriation provision on its financial statements. The Company does not expect the provision to have a material impact on its financial statements.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - Revolving Credit Facilities of Subsidiaries

         Revolving credit facilities consists of the following (in thousands):

                                                         DECEMBER 31,
                                                     2004            2003
                                                (SUCCESSOR CO)  (PREDECESSOR CO)
                                                --------------  ----------------
                                ABN (a)         $         --    $           777
                                CPS (b)         $         --    $         1,393
                                                =============   ================

(a) ABN has a one year $2 million asset-based working capital facility with a local bank in Tennessee which was renewed for a one year additional term to expire on July 23, 2005. Under its present terms, ABN is allowed to borrow at a rate of 0.75% over the US prime rate for general working capital and letters of credit purposes. At December 31, 2004, ABN had no outstanding borrowings under the line, leaving the entire $2 million available for borrowing.

(b) CPS currently has a $1.1 million line of credit for general working capital purposes with several different local banks at an average rate of 3.5% partly collateralized by certain receivables. At December 31, 2004 CPS had no borrowings under the line and had the entire $1.1 million line of credit available for general working capital purposes.

         ABNB and Transtex had no short-term outstanding borrowings at December 31, 2004. ABNB has the ability from time to time to borrow from several local banks on an interim basis as needed but does not have a formal line of credit. Borrowings at Transtex continued to be limited as a result of the overall credit tightening by the banks in Argentina and financing is evaluated in that country on a case by case basis.

NOTE L - Long-Term Debt

         Long term debt consists of the following:

                                                                                   DECEMBER 31,
                                                                                2004          2003
                                                                           (SUCCESSOR CO)  (SUCCESSOR CO)
                                                                           --------------  --------------
                             Parent 10 3/8% Senior Secured Notes (a)       $     106,757   $     100,013
                             ABN mortgages (b)                                       654             683
                             Transtex equipment loan (c)                             478               -
                                                                           --------------  --------------
                             Total debt                                          107,889         100,696
                             Less current portion                               (106,956)            (29)
                                                                           --------------  --------------
                                                                           $         933   $     100,667
                                                                           ==============  ==============

(a) In October 2002, the Parent amended and re-issued $91.6 million aggregate principal amount of its 10 3/8% Senior Notes ("Senior Notes"). The maturity date for the Senior Notes was extended to January 31, 2005, at which time the aggregate principal amount thereof, of approximately $107.6 million (including Paid-In-Kind or "PIK" interest) was to have become due and payable in full. As a result of the Parent's inability to pay these notes at maturity, the Parent negotiated the Plan with holders of a majority of its Senior Notes and of its Common Stock. Pursuant to the Plan, holders of the Company's Senior Notes will receive either New Common Stock, cash or new unsecured notes ("The New Notes") depending upon which class the holder falls into under the Plan and which treatment the holder elects as more fully discussed in Note
         O. Interest payments on the Senior Notes after the Effective Date which occurred semi-annually on December 1, 2002, June 1, 2003, December 1, 2003, June 1, 2004, December 1, 2004 and January 31, 2005, have been paid in kind at the Parent's option in accordance with its rights under the indenture.

         Pursuant to the Parent's announcement in its 8-K filed October 16, 2002, the Parent's Board of Directors authorized the Parent to repurchase up to $15 million face amount of its outstanding Senior Notes from time to time at a discount to par value following the Effective Date. The Senior Notes were repurchased at management's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back any Senior Notes was dependent upon the availability of cash and other corporate developments. On June 26, 2003, management made a determination to terminate the repurchase program as a result of cash flow concerns.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - Long-Term Debt (continued)

         On July 15, 2004, the Board of Directors approved a new resolution authorizing the Parent to repurchase from time to time, at management's discretion, directly or through one or more of its subsidiaries up to $5 million face amount of its outstanding Senior Notes at a discount to par value in either open market or privately negotiated transactions.

         In 2004, through privately negotiated transactions, the Parent purchased $3.7 million face amount of Senior Notes for an aggregate purchase price of $2.6 million, resulting in a gain of $1.1 million reflecting the difference between the face amount and the purchase price. In 2003, through privately negotiated transactions, the Parent purchased $6.3 million face amount of Senior Notes for an aggregate purchase price of $2.9 million, resulting in a gain of approximately $3.4 million reflecting the difference between the face amount and the purchase price.

         Although the Parent negotiated the above purchases, it is unable to determine whether these purchases accurately represent the fair market value of the Senior Notes.

         (b) The mortgage is secured by property owned by ABN with a net book value of approximately $1.9 million and matures in 2018. The weighted average interest rate is approximately 6.3%. Principal payments of less than $0.1 million are required over each of the next five years, with the balance payable thereafter. In November 2003, the mortgage was refinanced by ABN with the same local bank with a reduction in the interest rate of approximately 3.4%.

         (c) On October 26, 2004, Transtex obtained a 36 month installment loan with a local Argentine bank for approximately $0.5 million secured by the purchase of equipment. The loan carries an interest rate of approximately 8.3% annually. As of December 31, 2004, the balance payable on the loan was $0.5 million of which $0.2 million was classified as current.

         Principal maturities of long-term debt at December 31, 2004 (Successor Company) are as follows:

                                                  2005  $   107.0
                                                  2006        0.2
                                                  2007        0.2
                                                  2008         --
                                                  2009         --
                                            Thereafter        0.5
                                                        ----------
                                                        $   107.9

         In years 2008 and 2009, principal payments of less than $0.1 million are required on the ABN mortgage.

NOTE M - Capital Stock

         Pursuant to the terms of the December 1999 Plan, on the Effective Date, the Parent authorized 20 million shares of Common Stock, $.01 par value per share; 11,828,571 shares were issued pursuant to the Plan, which included 1,428 shares of Common Stock issued pursuant to a Rights Offering. There were no new shares issued in 2004 or 2003. Each share of Common Stock represents one voting right and the Common Stock does not have any pre-emptive rights. Dividends on the Common Stock are payable solely at the discretion of the Board of Directors and are restricted pursuant to the terms of the Senior Note indenture. Pursuant to the Plan, holders of Common Stock who held 500,000 or more shares will receive a combination of cash and New Common Stock for their claim and those with less than 500,000 shares will receive cash. Refer to discussion below of "Securities to be issued in connection with the Plan" for further information.

         Warrants - Under the December 1999 Plan on the Effective Date, the Parent authorized and issued two series of warrants totaling 622,481, each representing the right to purchase one share of Common Stock. These warrants vested immediately upon issuance and will expire five years from the Effective Date. The 311,241 (Series 1 Warrants) have a strike price of $10.00 and the 311,240 (Series 2 Warrants) have a strike price of $12.50. Both sets of warrants have certain anti-dilution rights which upon exercise shall be adjusted for stock splits, dividends, recapitalization, and similar events. Upon a merger or consolidation of the Company, holders of warrants would receive the market value of the warrants or warrants in the merged or consolidated Company. Pursuant to the Plan, it is anticipated that these warrants will be cancelled. Refer to the discussion below of "Securities to be issued in connection with the Plan" for further information.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - Capital Stock (continued)

         Management Incentive Options - Under the December 1999 Plan, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permit recipients to purchase shares of Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permits the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options will be scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or (iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to key employees. No Management Incentive Options were issued to employees in 2004 or 2003. Pursuant to the Plan, it is anticipated that these management incentive options will be cancelled. Refer to the discussion below of "Securities to be issued in connection with the Plan" for further information.

         Consultant Options - Consultant Options were issued upon the Effective Date of the December 1999 Plan that entitle the Company's former Chairman and Chief Executive Officer, Morris Weissman ("Weissman"), to purchase up to 88,531 shares of Common Stock or approximately 0.64% of the New Common Stock on a fully diluted basis at an exercise price of $2.50 per share. The Consultant Options shall expire on the tenth anniversary of the Effective Date of the Plan in accordance with the terms of a settlement agreement with Weissman. Pursuant to the Plan, it is anticipated that these consultant options will be cancelled. Refer to the discussion below of "Securities to be issued in connection with the Plan" for further information.

         Equity Options. These options were issued upon the Effective Date of the December 1999 Plan that entitle the holders of Common Stock to purchase (i) up to 88,531 shares of Common Stock, or approximately 0.64% of the Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the Common Stock trades at an average price of $5.00 over twenty
(20) consecutive trading days, and (ii) up to 88,531 shares of Common Stock or approximately 0.64% of the Common Stock on a fully diluted basis, at an exercise price of $2.50 per share exercisable at such time as the Common Stock trades at an average price of $7.50 over twenty (20) consecutive trading days. The term of an Equity Option shall commence on the grant date and terminate upon the expiration of ten years from the grant date. At the expiration date all rights under an Equity Option shall cease. To the extent all or any portion of an Equity Option becomes exercisable as described above, such Equity Option will remain exercisable until the expiration date even though the Common Stock subsequently trades at an average price less than the target levels described above, provided however that no portion of any Equity Options shall be exercisable after the expiration date. Pursuant to the Plan, it is anticipated that these equity options will be cancelled. Refer to the discussion below of "Securities to be issued in connection with the Plan" for further information.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - Securities to be issued in connection with the Plan

         The following discussion of new securities to be issued in connection with the Plan is based upon the Disclosure Statement approved by the Bankruptcy Court on February 24, 2005. It is anticipated that no significant further amendments to the Plan are contemplated. Any ministerial changes are not anticipated to impact the relative equity percentages to be received by each allowed claim holder.

         NEW COMMON STOCK. The principal terms of the New Common Stock to be issued by the reorganized Parent under the Plan are as follows:

         Authorization:                                       35 million shares, $.01 par value per share

         Initial Issuance:                                    10,000,000 shares

         Shares Reserved For Issuance:

                  Stock Incentive Plan:                       700,000 shares (estimated maximum)

                  Total                                       10,700,000 shares

         Par Value:                                           $.01 per share

         Voting Rights:                                       One vote per share

         Preemptive Rights:                                   None

         Dividends:                                           Payable at the  discretion of the Board of Directors of the reorganized Parent


         All references in this Report to "on a fully diluted basis" or "subject to dilution" shall give effect to the issuance of the number of shares of New Common Stock reserved for issuance of the Stock Incentive Plan stated above.

         STOCK INCENTIVE PLAN. In connection with the Plan, the Reorganized Company will adopt a stock incentive plan (the "Stock Incentive Plan") that is intended to provide incentives to attract, retain and motivate highly competent persons as officers, non-employee directors and key employees of the Reorganized Company by providing such persons with incentive options to acquire shares of New Issued Common Stock of the Reorganized Company. Additionally, the Stock Incentive Plan is intended to assist in further aligning the interests of the Reorganized Company's directors, officers, key employees, and consultants to those of its stockholders. Under the Stock Incentive Plan 700,000 shares of New Common Stock of the Reorganized Company will, be reserved for issuance. Approval of the Plan, will also constitute approval of the Stock Incentive Plan. The Stock Incentive Plan will be adopted as part of the Plan. Pursuant to the Stock Incentive Plan, all options issued are required to have an exercise price no less than $85.5 million divided by the total number of New Common Stock as of the Effective Date of the Plan (the "Bankruptcy Stock Value"). Similarly, any Restricted Shares to be issued under the Stock Incentive Plan are required to be issued at a price no less than the Bankruptcy Stock Value.

         THE EXIT FINANCING AGREEMENT. On the Effective Date, certain current controlling interest insiders of the Company whom also have representatives on the Board of Directors ("the Exit Financing Parties") and presently own approximately 88% of the current Common Stock and approximately 71% of the Senior Note indebtedness have agreed to an Exit Financing Agreement whereby, the Exit Financing Parties shall transfer $16,000,000 of proceeds to the Reorganized Company in return for the New Common Stock in the following amounts:

                                            Exit Financing         New Issued
                                                Amount            Common Stock
                                           ----------------     ----------------
Bay Harbour Partners, Ltd                  $     2,000,000              233,964
Lloyd I. Miller, III                             2,000,000              233,964
Pollux Investments, LLC                          2,000,000              233,964
Highland Capital Management, L.P.               10,000,000            1,169,822
                                           ----------------     ----------------
TOTAL                                      $    16,000,000            1,871,714
                                           ================     ================

         The Exit Financing will be used to make certain of the cash distributions provided for under the Plan, including the payments for certain administrative claims, priority claims, other priority claims, miscellaneous secured claims, miscellaneous unsecured claims, Supplemental Executive Retirement Payments ("SERP") claims, equity interests, and interests of de minimis Equity holders (those holders with 500,000 shares or less in current Common Stock as more fully discussed below). Additionally, the Exit Financing will be used to meet the Company's working capital needs, during the months following the Effective Date of the Plan.

         The Exit Financing Parties will receive New Common Stock at 75% of the Company's equity value based upon an independent valuation of the Reorganized Company. The Company explored the possibility of obtaining Exit Financing in return for a note or other type of financial instrument, but was concerned about its ability to service that note or instrument in addition to the New Notes. The Company turned to certain insiders of the Company to determine if they were willing to provide the Exit Financing in exchange for New Common Stock. While the Exit Financing Parties are receiving the New Common Stock at a discount, such funds are absolutely necessary for the Company's reorganization, and because of the Company's financial condition, it is unlikely that the Parent would be able to obtain financing on similar terms to that to be provided by the Exit Financing Parties. Outside lenders are generally unwilling to take the risk associated with lending cash in exchange for equity in a Company and an exchange of equity for the Exit Financing was vital to the Company's ability to emerge from Chapter 11 with a serviceable debt load. Furthermore, the Exit Financing Parties are not seeking fees or expense reimbursement.

         The above Exit Financing Parties or their affiliates are insiders of the Company and persons associated with the Exit Financing Parties serve on the Board of Directors of the Company. Upon consummation of the Plan, it is anticipated that the Exit Financing Parties will own approximately 79% of the reorganized Company on a fully diluted basis.

         NEW NOTES. The Reorganized Company will have the ability to issue up to $11 million face amount of New Notes in exchange for those Senior Note Holders who fall within the Note Convenience Claim (see "Senior Note Claims") and elect New Notes in lieu of cash as more fully discussed below. The New Notes will be unsecured and pay interest quarterly at 7% per annum and mature in 2009 commencing on the date of issuance.

         VALUATION OF REORGANIZED COMPANY. In the fourth quarter of 2004, the Company engaged Amper, Politziner & Mattia, P.C. ("Amper") to be the valuation expert in order to perform an appraisal of the Company's enterprise value for the purposes of the Plan. For the purpose of distributions under the Plan, Amper with management's assistance ascribed a reorganized enterprise value of $114 million after receipt of the funds from the Exit Financing and net of the New Notes of the Reorganized Company.

         The Valuations set for the herein represent estimated reorganization values and do not necessarily reflect values that could be attainable in public or private markets. The equity value ascribed in the analysis does not purport to be an estimate of the post-reorganization market value. Such trading value, if any, may be affected by such things as the closely held nature of the stock. After the effective date, the lack of immediately available audited financial statements and the fact that the new issued common stock is not traded on a major exchange. Due to these reasons and others, the trading value may be materially different from the reorganization equity value associated with the valuation analysis.

NOTE O - Distributions Under the Plan

         The following descriptions are summaries of material terms and distributions under the Plan. This summary is qualified by the material agreements and related documents constituting the Plan, copies of which have been filed as exhibits to this report, and by the provisions of applicable law.

         EXISTING CREDITOR CLAIMS. The major classes and the respective distributions that these classes will receive of the above securities under the Plan are described below.

         PRIORITY CLAIMS, UNSECURED AND MISCELLANEOUS SECURED CLAIMS. All priority, unsecured and miscellaneous secured claims will remain unimpaired and be settled in cash or continued being paid their respective obligations in the ordinary course of business.

         SENIOR NOTE CLAIMS

         At December 31, 2004, the Parent had total outstanding Senior Note indebtedness of approximately $106.8 million including accrued pay in kind interest. The Senior Notes had a maturity date of January 31, 2005, at which time the total outstanding indebtedness would have been approximately $107.9 million. Based upon the terms of the Plan these Senior Notes will receive the following treatment:

         (a) SENIOR NOTE HOLDERS WITH A CLAIM WITH AN AGGREGATE PRINCIPAL AMOUNT (INCLUDING PAY IN KIND INTEREST) GREATER THAN $45,000. These Senior Note Holders on the Distribution Date will receive in full satisfaction, settlement, release and discharge of and in exchange of such claim, their ratable portion of 7,920,884 shares of New Common Stock or approximately 74% of the ownership of the Reorganized Company on a fully diluted basis. Based upon an enterprise value of approximately $114 million, these holders would receive an estimated recovery of approximately 95%.

         (b) SENIOR NOTE HOLDERS WITH A CLAIM WITH AN AGGREGATE PRINCIPAL AMOUNT (INCLUDING PAY IN KIND INTEREST) EQUAL TO OR LESS THAN $45,000. These Senior Note Holders on the Distribution Date will have the option at their election to receive in full satisfaction, settlement, release and discharge of and exchange for such claim either cash equal to 60% of such holder's allowed claim or New Notes equal to 100% of the holder's claim. In the absence of the Senior Note Holder not making this election, such holder will have deemed to accept the 60% cash distribution for their allowed claim.

         COMMON STOCK EQUITY INTERESTS

         All equity interests represented by approximately 11.8 million shares of current Common Stock will receive the following distributions in exchange for these claims pursuant to the Plan as follows:

         (a) CURRENT COMMON STOCK HOLDERS WHO OWN IN EXCESS OF 500,000 SHARES. These holders will have their equity interests cancelled on the Effective Date and on the Distribution Date will receive in full satisfaction, settlement, release and discharge of and exchange for these interests their prorata share of approximately 207,402 shares of New Common Stock or approximately 1.9% of the ownership of the Reorganized Company on a fully diluted basis and approximately $4 million in cash.

         (b) CURRENT COMMON STOCK HOLDERS WHO OWN BETWEEN 1 AND 500,000 SHARES. These holders will have their equity interests cancelled on the effective date and on the Distribution Date will receive in full satisfaction, settlement, release and discharge of and exchange for these interests their prorata portion of approximately $1 million in cash.

         ALL OTHER EQUITY INTERESTS.

         All Warrants, Management Incentive Options, Consultant Options and Equity Options will be cancelled and receive no distribution under the Plan.

         SERP CLAIM

         On the Distribution Date, Sheldon Cantor who represents the remaining unsettled individual under the Company's SERP Plan, will receive in full satisfaction, settlement, release and discharge of an in exchange for such claim an amount equal to approximately $25,000 or one year of SERP benefits. All other SERP participants have settled their respective claims in exchange for approximately one year of SERP benefits with the exception of Morris Weissman, who renegotiated his SERP settlement as more fully discussed in Note P. Separate from this claim the Company and Mr. Cantor upon consummation agree to enter into a five year consulting agreement with Mr. Cantor at $25,000 per annum payable in advance to perform consulting services for the Company.

NOTE P - Employee Benefits Plans

         The Parent has a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are based on years of service and average final compensation, as defined. The plan is unfunded and benefits are paid from the assets of the Parent.

         In May 2004, the Parent renegotiated the terms of its Serp with Morris Weissman, the Company's former Chairman and CEO. Under the terms of the settlement, Mr. Weissman agreed to forego his annual Serp payment of $297,000 per year for the following: (i) a lump sum one-time cash payment of $235,000;
(ii) a reduced annual benefit in the amount of $196,000 per year from January 2005 to June 2011; (iii) a further reduced annual benefit in the amount of $144,000 per year commencing July 2011 and continuing until Weissman's death (unless he is survived by his current spouse, in which case the payments will continue to her until her death); (iv) a twenty five percent partial funding of Weissman's medical and dental insurance premiums through August 2006 and (v) an extension on the forgiveness of Weissman's corporate loan through December 31, 2012.

         In the fourth quarter of 2004, the company settled all other SERP participant claims in an amount equal to one year of SERP benefits, with the exception of Sheldon Cantor who will settle his SERP claim in accordance with the Plan. See Note O for further information.

         As a result of the above settlement, and the change in certain actuarial assumptions, the Company recognized a $3.5 million non-cash gain which was recorded as a separate component of other expense (income).

         ABN also provides certain postretirement health care and life insurance benefits for certain eligible retired employees and their eligible dependents. Both the health-care and life insurance benefits are contributory. ABN's employees may become eligible for these benefits if they reach normal retirement age, with certain service requirements. ABN does not currently fund these benefit arrangements and has the right to amend or terminate these benefits at any time. In 2002, significant changes were made by ABN to limit its future costs under benefit arrangements to the post retirement plan. ABN increased participant contributions, fixed the maximum amount it would contribute to each participant and as a result had certain participants opt out from participating in the plan. As a result, the combination of these changes resulted in the recognition in 2002 of a one time $5 million actuarial non-cash actuarial gain resulting from the plan settlement. In 2003, ABN recognized an additional $0.3 million actuarial non-cash gain resulting from the closure of its Philadelphia facility. For each of the next five years, the Company expects total benefits payable of $0.1 million per year to be adjusted for inflation. And for the next five years thereafter the Company expects to pay out an aggregate sum of $0.5 million to be adjusted for inflation.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information as of December 31, 2004 (Successor Co) follows (in thousands):

                                                                                                ABN
                                                                                                POST-
                                                                                             RETIREMENT
                                                                                SERP          BENEFITS
                                                                            ------------     ------------
         Change in benefit obligation:
              Benefit obligation at December 31, 2003 (Successor Co)        $     5,531      $     1,375
              Cost of benefits earned (service cost)                                 51                1
              Interest cost on benefit obligation                                   351              104
              Plan participants' contributions                                       --               --
              Benefits paid                                                        (373)            (118)
              Curtailment                                                        (3,259)              --
              Actuarial (gain) or loss                                              831              103
                                                                            ------------     ------------
              Benefit obligation at December 31, 2004 (Successor Co)        $     3,142      $     1,465
                                                                            ============     ============
         Change in plan assets:
              Fair value of plan assets
                 at December 31, 2003 (Successor Co)                        $        --      $        --
              Actual return on plan assets                                           --               --
              Company contribution                                                   --               --
              Benefits paid                                                          --               --
              Administrative expenses                                                --               --
              Fair value of plan assets                                              --               --
                                                                            ------------     ------------
                at December 31, 2004 (Successor Co)                         $        --      $        --
                                                                            ============     ============
         Funded status at December 31, 2004 (Successor Co)                  $    (3,142)     $    (1,465)
         Unrecognized prior service cost                                            662               --
         Unrecognized transitional obligation                                        --              194
         Unrecognized net actuarial (gain) loss                                   1,228             (294)
                                                                            ------------     ------------
         Prepaid (accrued) benefit cost at Dec. 31, 2004 (Successor Co)     $    (1,252)     $    (1,565)
                                                                            ============     ============
         Components of expense:
              Cost of benefits earned (service cost)                        $        61      $         1
              Interest cost on benefit obligation                                   351              104
              Gain from settlement                                               (1,887)
              Expected return on plan assets                                         --               --
              Amortization of prior service cost                                    120               --
              Recognized actuarial (gain) loss                                       56              (70)
              Amortization of transitional (asset) or obligation                     --               21
              FAS 88 Accounting charge for settlement                                --               --
              Asset withdrawal                                                       --               --
                                                                            ------------     ------------
         Net periodic cost (benefit)                                        $    (1,301)     $        56
                                                                            ============     ============

         At December 31, 2004, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the SERP was 6.5% and 5.0%, respectively.

         The weighted average discount rate used for the ABN postretirement benefits plan in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, at January 1, 2004 was 6.0%, decreasing each successive year until it reaches 5.0% in 2005, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 5.5%. A one-percentage point decrease in the assumed healthcare cost trend rate for each year would decrease service cost plus interest on the accumulated postretirement benefit obligation by approximately 4.7%.

         Retirement benefits are also provided to eligible union and non-union employees, through defined contributions to an employees' retirement plan.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information as of December 31, 2003 (Successor Co) follows (in thousands):

                                                                                        ABN
                                                                                       POST-
                                                                                     RETIREMENT
                                                                       SERP           BENEFITS
                                                                   ------------     ------------
Change in benefit obligation:
   Benefit obligation at December 31, 2002 (Successor Co)          $     5,585      $     1,187
   Cost of benefits earned (service cost)                                   66                7
   Interest cost on benefit obligation                                     419               49
   Plan participants' contributions                                         --               --
   Benefits paid                                                          (507)            (104)
   Curtailment                                                              --             (156)
   Actuarial (gain) or loss                                                (32)             392
                                                                   ------------     ------------
   Benefit obligation at December 31, 2003 (Successor Co)          $     5,531      $     1,375
                                                                   ============     ============
Change in plan assets:
   Fair value of plan assets
      at December 31, 2002 (Successor Co)                          $        --      $        --
   Actual return on plan assets                                             --               --
   Company contribution                                                     --               --
   Benefits paid                                                            --               --
   Administrative expenses                                                  --               --
   Fair value of plan assets                                                --               --
                                                                   ------------     ------------
      at December 31, 2003 (Successor Co)                          $        --      $        --
                                                                   ============     ============
Funded status at December 31, 2003 (Successor Co)                  $    (5,531)     $    (1,375)
Unrecognized prior service cost                                            965               --
Unrecognized transitional obligation                                        --              215
Unrecognized net actuarial (gain) loss                                   1,641             (468)
                                                                   ------------     ------------
Prepaid/(accrued) benefit cost at Dec. 31, 2003 (Successor Co)     $    (2,925)     $    (1,628)
                                                                   ============     ============
Components of expense:
   Cost of benefits earned (service cost)                          $        66      $         6
   Interest cost on benefit obligation                                     419               49
   Expected return on plan assets                                           --               --
   Amortization of prior service cost                                      130               --
   Recognized actuarial (gain) loss                                         67              (47)
   Amortization of transitional (asset) or obligation                       --               22
   FAS 88 Accounting charge for settlement                                  --               --
   Asset withdrawal                                                         --               --
                                                                   ------------     ------------
Net periodic cost                                                  $       682      $        30
                                                                   ============     ============

         At December 31, 2003, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the SERP was 7.5% and 5.0%, respectively.

         The weighted average discount rate used for the ABN postretirement benefits plan in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 2003. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation, at January 1, 2003 was 6.5%, decreasing each successive year until it reaches 5.0% in 2005, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase service cost plus interest on the accumulated postretirement benefit obligation by approximately 4.8%. A one-percentage point decrease in the assumed healthcare cost trend rate for each year would decrease service cost plus interest on the accumulated postretirement benefit obligation by approximately 4.1%.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information as of December 31, 2002 (Successor Co) in follows (in thousands):

                                                                                                     ABN POST-
                                                                                                    RETIREMENT
                                                                                      SERP           BENEFITS
                                                                                  ------------     ------------
         Change in benefit obligation:
              Benefit obligation at December 31, 2001 (Predecessor Co)            $     5,551      $     3,315
              Cost of benefits earned (service cost)                                       69               28
              Interest cost on benefit obligation                                         402              165
              Plan participants' contributions                                             --               --
              Benefits paid                                                              (471)            (222)
              Settlements                                                                  --           (2,085)
              Actuarial (gain) or loss                                                     34              (14)
                                                                                  ------------     ------------
              Benefit obligation at December 31, 2002 (Successor Co)              $     5,585      $     1,187
                                                                                  ============      ===========
         Change in plan assets:
              Fair value of plan assets at December 31, 2001 (Predecessor Co)     $        --      $        --
              Actual return on plan assets                                                 --               --
              Company contribution                                                         --               --
              Benefits paid                                                                --               --
              Administrative expenses                                                      --               --
                                                                                  ------------     ------------
              Fair value of plan assets                                                    --               --
                                                                                  ============      ===========
              at December 31, 2002 (Successor Co)                                 $        --      $        --
         Funded status at December 31, 2002 (Successor Co)                        $    (5,585)     $     1,187
         Unrecognized prior service cost                                                1,095              267
         Unrecognized net actuarial (gain) loss                                         1,739             (938)
                                                                                  ------------     ------------
         Prepaid/(accrued) benefit cost at Dec. 31, 2002 (Successor Co)
         (Successor Co)                                                           $    (2,751)     $     1,858
                                                                                  ============      ===========
         Components of expense:
              Cost of benefits earned (service cost)                              $        69      $        28
              Interest cost on benefit obligation                                         402              165
              Expected return on plan assets                                               --               --
              Amortization of prior service cost                                          130               --
              Recognized actuarial (gain) loss                                             81             (119)
              Amortization of transitional (asset) or obligation                           --               48
              FAS 88 Accounting charge for settlement                                      --               --
                                                                                  ------------     ------------
         Net periodic cost                                                        $       682      $       122
                                                                                  ============      ===========

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

         Sales to ABNB's 22.5% minority owner in 2004, 2003 and 2002 were 12%, 12.8%, and 12.2%, respectively, of consolidated sales.

         US export sales were less than 1% of consolidated sales in 2004, 2003 and 2002, respectively.

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

                                                                                  CONDENSED BALANCE SHEETS
                                                      ---------------------------------------------------------------------------
                                                                                    SUCCESSOR COMPANY
                                                      ---------------------------------------------------------------------------
                                                        PARENT        ABN         ABNB          CPS       TRANSTEX      CONSOL.
                                                      ---------   -----------  -----------  -----------  -----------  -----------
As of December 31, 2004
  Cash and cash equivalents                           $    0.2    $      2.0   $     10.4   $      1.0   $      0.4   $     14.0
  Accounts receivable, net                                               3.1         15.8          3.0          1.1         23.0
  Inventories                                                            1.2         14.9          3.5          1.7         21.2
  Prepaid expenses and other                               0.3           0.8          2.1          0.6          0.8          4.6
  Investments in and receivables from
    subsidiaries, net                                    114.6                                     1.7
  Property, plan and equipment, net                        0.0           5.0         34.2          2.2          1.5         42.9
  Other assets                                             1.3           1.6          9.0          0.5                      12.4
  Goodwill                                                 2.3           1.8         55.1          0.9          6.0         66.2
                                                      ---------   -----------  -----------  -----------  -----------  -----------
Total Assets                                          $  118.7    $     15.5   $    141.5   $     13.4   $     11.5   $    184.3
                                                      =========   ===========  ===========  ===========  ===========  ===========
  Other current liabilities                                2.0           3.4         17.3          7.7          2.4         31.8
  Long-term debt                                         106.8           0.7                                    0.5        107.9
  Other liabilities                                        3.7           1.7          2.7          1.2                       9.3
  Deferred income taxes                                                               2.2                                    2.2
  Minority interest                                                                  26.8                                   26.8
  Equity (deficit)                                         6.3           9.7         92.4          4.5          8.6          6.3
                                                      ---------   -----------  -----------  -----------  -----------  -----------
  Total liabilities and equity (deficit)              $  118.7    $     15.5   $    141.5   $     13.4   $     11.5   $    184.3
                                                      =========   ===========  ===========  ===========  ===========  ===========


                                                                                  CONDENSED BALANCE SHEETS
                                                      ---------------------------------------------------------------------------
                                                                                    SUCCESSOR COMPANY
                                                      ---------------------------------------------------------------------------
                                                        PARENT        ABN         ABNB          CPS       TRANSTEX      CONSOL.
                                                      ---------   -----------  -----------  -----------  -----------  -----------
As of December 31, 2003
   Cash and cash equivalents                          $    3.2    $      0.1   $      5.2   $      0.2   $      0.3   $      9.0
   Accounts receivable, net                                  -           2.9         11.6          4.4          0.5         19.4
   Inventories                                               -           2.5         11.3          1.9          1.0         16.7
   Prepaid expenses and other                               .2           0.8          1.4          0.6           .5          3.5
   Investments in and receivables from
     subsidiaries, net                                   111.9             -            -          1.4            -            -

   Property, plan and equipment, net                         -           5.5         35.7          2.8          0.6         44.6
   Other assets                                          (54.6)          1.9          8.0          0.2            -        (44.4)
   Goodwill                                                3.2           9.2         50.6          3.0          6.1         72.1
                                                      ---------   -----------  -----------  -----------  -----------  -----------
  Total Assets                                        $   63.9    $     22.9   $    123.7   $     14.5   $      9.0   $    120.8
                                                      =========   ===========  ===========  ===========  ===========  ===========
   Other current liabilities                               4.8           5.3         11.1          6.3          1.1         28.2
   Long-term debt                                        100.0           0.7            -            -            -        100.7
   Other liabilities                                       6.6           2.0          2.7          1.8            -         13.1
   Deferred income taxes                                     -             -          2.2            -            -          2.2
   Minority interest                                         -             -         24.2            -            -         24.2
   Equity (deficit)                                      (47.5)         14.9         83.5          6.4          7.9        (47.5)
                                                      ---------   -----------  -----------  -----------  -----------  -----------
   Total liabilities and equity (deficit)             $   63.9    $     22.9   $    123.7   $     14.5   $      9.0   $    120.8
                                                      =========   ===========  ===========  ===========  ===========  ===========


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Condensed Statements of Operations
                                                  ------------------------------------------------------------------------------
                                                                                Successor Company
                                                  ------------------------------------------------------------------------------
                                                   Parent       ABN        ABNB         LM        CPS      Transtex     Consol.
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   Twelve Months Ended December 31, 2004
   Continuing Operations
   Sales                                          $    --    $   24.9    $  112.3    $    --    $  16.8    $   8.2     $  162.2
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   Cost of Goods                                       --        15.6        79.5         --       14.6        5.1        114.8
   Sellling and administrative                        4.7         7.6        10.2         --        1.2        1.2         24.9
   Restructuring                                                   --                                                        --
   Goodwill and asset impairments                     0.9         7.3          --         --        2.6         --         10.8
   Depreciation and amortization                       --         0.8         9.6         --        1.0        0.3         11.7
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   Total costs and expenses                           5.6        31.3        99.3         --       19.4        6.6        162.2
                                                  --------   ---------   ---------   --------   --------   --------    ---------

   Curtailment and other related gains               (3.4)         --          --         --         --         --         (3.4)
   Interest expense                                  10.5         0.1        (0.3)        --        0.1         --         10.4
   Gain on Senior note repurchases                   (1.1)                                                                 (1.1)
   Gain on sale of archives                            --        (3.0)                                                     (3.0)
   Other expenses (income), net                      (0.5)       (1.0)       (0.1)        --         --        0.1         (1.5)
   Income (loss) before reorganization
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   items and taxes                                  (11.1)       (2.5)       13.4         --       (2.7)       1.5         (1.4)
   Reorganization costs                               0.4          --          --         --         --         --          0.4
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   Income (loss) before taxes and
   minority interest                                (11.5)       (2.5)       13.4         --       (2.7)       1.5         (1.8)
   Taxes                                              0.2         0.3         5.0         --         --        0.5          6.0
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   Income (loss) before minority interest           (11.7)       (2.8)        8.4         --       (2.7)       1.0         (7.8)
   Minority interest                                   --          --         1.9         --         --         --          1.9
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   Income (loss) from continuing operations         (11.7)       (2.8)        6.5         --       (2.7)       1.0         (9.7)
   Discontinued Operations                                                              55.9                               55.9
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   Income (loss) before extraordinary items         (11.7)       (2.8)        6.5       55.9       (2.7)       1.0         46.2
   Extraordinary gain                                  --          --          --         --         --         --           --
                                                  --------   ---------   ---------   --------   --------   --------    ---------
   Net income (loss)                              $ (11.7)   $   (2.8)   $    6.5    $  55.9    $  (2.7)   $   1.0     $   46.2
                                                  ========   =========   =========   ========   ========   ========    =========


                                                                        Condensed Statements of Operations
                                                  ------------------------------------------------------------------------------
                                                                                Successor Company
                                                  ------------------------------------------------------------------------------
                                                   Parent       ABN        ABNB         LM        CPS      Transtex     Consol.
                                                  --------   ---------   ---------   --------   --------   --------    ---------
Year Ended December 31, 2003
Continuing Operations
  Sales                                           $    --    $   21.9    $   98.3    $   0.0    $  17.2    $   5.1     $  142.5
                                                  --------   ---------   ---------   --------   --------   --------    ---------
  Cost of Goods                                        --        15.1        73.4        0.0       15.1        3.0        106.6
  Selling and administrative                          3.6         7.4         8.0        0.0        1.1        0.8         20.9
  Restructuring                                                   0.9                                                       0.9
  Goodwill and asset impairments                      7.4         0.2        29.6        0.0        4.4         --         41.5
  Depreciation and amortization                        --         0.8         8.6        0.0        0.8        0.3         10.5
                                                  --------   ---------   ---------   --------   --------   --------    ---------
  Total costs and expenses                           11.0        24.4       119.6        0.0       21.4        4.1        180.4
                                                  --------   ---------   ---------   --------   --------   --------    ---------
  Curtailment and other related gains                  --        (0.3)         --         --         --         --         (0.3)
  Interest expense                                    9.7         0.2         0.2        0.0        0.1         --         10.2
  Gain on Senior Note repurchases                    (3.4)         --          --         --         --         --         (3.4)
  Other expenses (income), net                       (0.7)        0.1        (0.8)       0.0         --        0.4         (1.0)
                                                  --------   ---------   ---------   --------   --------   --------    ---------
  Income (loss) before reorganization
    items and taxes                                 (16.6)       (2.5)      (20.7)       0.0       (4.3)       0.6        (43.4)
  Reorganization expense                              0.4          --          --         --         --         --          0.4
                                                  --------   ---------   ---------   --------   --------   --------    ---------
  Income (loss) before taxes and
    minority interest                               (17.0)       (2.5)      (20.7)       0.0       (4.3)       0.6        (43.8)
  Taxes                                               0.1         0.4         3.5         --         --        0.2          4.2
                                                  --------   ---------   ---------   --------   --------   --------    ---------
  Income (loss) before minority interest            (17.1)       (2.9)      (24.2)       0.0       (4.3)       0.4        (48.0)
  Minority interest                                     -          --        (5.5)        --         --         --         (5.5)
                                                  --------   ---------   ---------   --------   --------   --------    ---------
  Income (loss) before extraordinary items          (17.1)       (2.9)      (18.7)       0.0       (4.3)       0.4        (42.6)
  Extraordinary gain                                   --          --          --         --         --         --           --
                                                  --------   ---------   ---------   --------   --------   --------    ---------
  Income (loss) before discontinued operations    $ (17.1)   $   (2.9)   $  (18.7)   $   0.0    $  (4.3)   $   0.4     $  (42.6)
  Loss from discontinued operations                    --          --          --       (4.0)        --         --         (4.0)
                                                  --------   ---------   ---------   --------   --------   --------    ---------
    Net Income (loss)                             $ (17.1)   $   (2.9)   $  (18.7)   $  (4.0)   $  (4.3)   $   0.4     $  (46.6)
                                                  ========   =========   =========   ========   ========   ========    =========


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Condensed Statements of Operations
                                                  ------------------------------------------------------------------------------
                                                                                Successor Company
                                                  ------------------------------------------------------------------------------
                                                    Parent        ABN         ABNB         LM         CPS      Transtex     Consol.
                                                  ---------    --------    ---------    --------    -------    --------    ---------
Three Months Ended December 31, 2002
Continuing Operations
  Sales                                           $   --       $   7.9     $   20.3     $   0.0     $  2.9     $   0.8     $   31.9
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Cost of Goods                                       --           4.7         15.9         0.0        1.9         0.5         23.0
  Selling and administrative                           0.7         1.9          1.3         0.0        0.3         0.1          4.3
  Goodwill and asset impairments                      14.3        33.2          0.0                   --          --           47.4
  Depreciation and amortization                       --           0.1          1.7         0.0        0.2         0.1          2.1
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Total costs and expenses                             0.7        21.0         52.1         0.0        2.4         0.7         76.8
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Curtailment and other related gains                 --          (5.0)        --          --         --          --           (5.0)
  Interest expense                                     2.3         0.1         --           0.0       --          --            2.4
  Other expenses (income), net                         0.1        --            0.1         0.0        0.1        (0.5)        (0.2
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before reorganization
    items and taxes                                   (3.1)       (8.2)       (31.9)        0.0        0.4         0.6        (42.1)
  Reorganization gain                                 --          --           --          --         --          --           --
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before taxes and
    minority interest                                 (3.1)       (8.2)       (31.9)        0.0        0.4         0.6        (42.1)
  Taxes                                                0.1        (0.1)        (0.1)        0.0        0.2        --            0.1
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before minority interest              (3.2)       (8.1)       (31.8)        0.0        0.2         0.6        (42.2)
  Minority interest                                   --          --           (7.4)       --         --          --           (7.4)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before extraordinary items            (3.2)       (8.1)       (24.4)        0.0        0.2         0.6        (34.8)
  Extraordinary gain                                  --          --           --          --         --          --           --
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before discontinued operations        (3.2)       (8.1)       (24.4)        0.0        0.2         0.6        (34.8)
  Loss from discontinued operations                   --          --           --          (4.6)      --          --           (4.6)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
    Net Income (loss)                             $   (3.2)    $  (8.1)    $  (24.4)    $  (4.6)    $  0.2     $   0.6     $  (39.4)
                                                  =========    ========    =========    ========    =======    ========    =========



                                                                        Condensed Statements of Operations
                                                  ------------------------------------------------------------------------------
                                                                                Successor Company
                                                  ------------------------------------------------------------------------------
                                                    Parent        ABN         ABNB         LM         CPS      Transtex     Consol.
                                                  ---------    --------    ---------    --------    -------    --------    ---------
Nine Months Ended September 30, 2002
Continuing Operations
  Sales                                           $    0.1     $  24.4     $   78.4     $   0.0     $  6.6     $   3.3     $  112.8
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Cost of Goods                                        0.2        14.1         57.7         0.0        5.1         1.7         78.8
  Selling and administrative                           3.0         6.2          5.5         0.0        0.7         0.6         16.0
  Goodwill and asset impairments                      --           0.2         --           0.0       --          --            0.2
  Depreciation and amortization                       --           0.7          3.1         0.0        0.4         0.2          4.3
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Total costs and expenses                             3.2        21.2         66.3         0.0        6.2         2.5         99.3
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Interest expense                                     7.0         0.3          0.9         0.0        0.1         0.1          8.4
  Other expenses (income), net                         0.8        (0.8)        (0.3)        0.0       --           0.1         (0.2)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before reorganization
     items and taxes                                 (10.9)        3.7         11.5         0.0        0.3         0.6          5.3
  Reorganization gain                                (87.8)       24.2       (100.1)       --         (4.7)       (5.1)      (222.0)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before taxes and minority
    interest                                          76.9        27.9        111.7         0.0        5.0         5.7        227.3
  Taxes                                               (1.4)        1.5          3.1         0.0        0.1         0.2          3.5
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before minority interest              78.3        26.4        108.6         0.0        4.9         5.5        223.8
  Minority interest                                   --          --           24.7        --         --          --           24.7
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before extraordinary items            78.3        26.4         83.9         0.0        4.9         5.5        199.1
  Extraordinary gain                                 (89.5)       --           --           0.0       --          --          (89.5)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Income (loss) before discontinued operations       167.8        26.4         83.9         0.0        4.9         5.5        288.6
  Loss from discontinued operations                   --          --           --         (27.6)      --          --          (27.6)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
    Net Income (loss)                             $  167.8     $  26.4     $   83.9     $ (27.6)    $  4.9     $   5.5     $  260.9
                                                  =========    ========    =========    ========    =======    ========    =========


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Condensed Statements of Operations
                                                  ------------------------------------------------------------------------------
                                                                                Successor Company
                                                  ------------------------------------------------------------------------------
                                                    Parent        ABN         ABNB         LM         CPS      Transtex     Consol.
                                                  ---------    --------    ---------    --------    -------    --------    ---------
Twelve Months Ended December 31, 2004                 (1)
   Net cash - operating activities                $   (8.3)    $   1.4     $   16.9     $  --       $  1.9     $   1.0     $   12.9
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Investing activities
   Proceeds from sale of asssets                      --           1.3         --          --         --          --            1.3
   Proceeds from sale of archives                     --           3.0         --          --         --          --            3.0
   Capital expenditures                               --          (0.7)        (5.8)       --         (0.4)       (1.2)        (8.1)
   Other                                                                                                                       --
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Net cash - investing activities                    --           3.6         (5.8)       --         (0.4)       (1.2)        (3.8)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Financing activities
   Proceeds from borrowings                           --          --           --          --         --           0.5          0.5
   Borrowings (repayments)                            --          (0.8)        --          --         (0.6)       --           (1.4)
   Dividends to minority shareholder                  --          --           (1.5)       --         --          --           (1.5)
   Other                                              (2.6)       (2.6)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Net cash - financing activities                    (2.6)       (0.8)        (1.5)       --         (0.6)        0.5         (5.0)
                                                                                                                           ------
   Effect of foreign currency exchange
   rate changes on cash and cash
   equivalents                                        --          --            0.8        --         --          --            0.8
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Increase (decrease) in cash and
   cash equivalents:                                 (10.9)        4.2         10.4        --          0.9         0.3          4.9
   Dividends and advances
   from subsidiaries, net                              7.9        (2.3)        (5.2)       --         (0.1)       (0.2)         0.1
   Beginning of period                                 3.2         0.1          5.2        --          0.2         0.3          9.0
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   End of period                                  $    0.2     $   2.0     $   10.4     $   0.0     $  1.0     $   0.4     $   14.0
                                                  =========    ========    =========    ========    =======    ========    =========


                                                                        Condensed Statements of Operations
                                                  ------------------------------------------------------------------------------
                                                                                Successor Company
                                                  ------------------------------------------------------------------------------
                                                    Parent        ABN         ABNB         LM         CPS      Transtex     Consol.
                                                  ---------    --------    ---------    --------    -------    --------    ---------
Year Ended December 31, 2003
 Net cash - operating activities                  $   (5.3)    $  (0.6)    $   11.9     $  --       $ (0.1)    $   0.2     $    6.1
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Investing activities
  Proceeds from sale of assets                        --          --           --          --         --          --           --
  Capital expenditures                                --          (1.2)        (3.3)        0.0       (0.6)       (0.1)        (5.2)
  Other                                                0.0         0.0
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Net cash - investing activities                      --          (1.2)        (3.3)        0.0       (0.6)       (0.1)        (5.2)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Financing activities
  Proceeds from borrowings                            --           0.8         --           0.0        0.6        --            1.4
  Borrowings (repayments)                             --          --           (0.4)       --         --          --           (0.4)
  Dividends to minority shareholder                   --          --           (1.1)       --         --          --           (1.1)
  Senior Note repurchases                             (2.9)       (2.9)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Net cash - financing activities                      (2.9)        0.8         (1.5)        0.0        0.6        --           (3.0)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Effect of foreign currency exchange
  rate changes on cash and cash equivalents           --          --            0.1        --          0.2         0.1          0.4
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Increase (decrease) in cash and
  cash equivalents:                                   (8.2)       (1.0)         7.2         0.0        0.1         0.2         (1.7)
 Dividends and advances from subsidiaries, net         7.6        (2.5)        (3.9)       --         (0.7)       (0.5)        --
 Beginning of period                                   3.8         3.6          1.9         0.0        0.8         0.6         10.7
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 End of period                                    $    3.2     $   0.1     $    5.2     $   0.0     $  0.2     $   0.3     $    9.0
                                                  =========    ========    =========    ========    =======    ========    =========


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Condensed Statements of Operations
                                                  ------------------------------------------------------------------------------
                                                                                Successor Company
                                                  ------------------------------------------------------------------------------
                                                    Parent        ABN         ABNB         LM         CPS      Transtex     Consol.
                                                  ---------    --------    ---------    --------    -------    --------    ---------
  Three Months Ended December 31, 2002
   Net cash - operating activities                $   (1.9)    $  (1.3)    $    3.3     $   0.0     $ --       $   0.3     $    0.4
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Investing activities
    Proceeds from sale of assets                      --          --           --          --         --          --           --
    Capital expenditures                              --          --           (1.5)        0.0       --          --           (1.5)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Net cash - investing activities                    --          --           (1.5)        0.0       --          --           (1.5)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Financing activities
    Proceeds from borrowings                          --          --           --           0.0       --          --            0.0
                                                                                                                           ------
    Borrowings (repayments)                           --          --           (0.1)       --         --          --           (0.1)
   Dividends to minority shareholder                  --          --           (0.4)       --         --          --           (0.4)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Net cash - financing activities                                --           (0.5)        0.0       --          --           (0.5)
                                                                                                                           ------
   Effect of foreign currency exchange
     rate changes on cash and cash equivalents        --          --            0.2         0.0       --          --            0.2
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   Increase (decrease) in cash and
    cash equivalents:                                 (1.9)       (1.3)         1.5         0.0       --           0.3         (1.4)
   Dividends and advances from subsidiaries, net       1.4        (0.1)        (1.2)       --         (0.1)       --           --
   Beginning of period                                 4.3         5.0          1.5        --          0.9         0.3         12.1
                                                  ---------    --------    ---------    --------    -------    --------    ---------
   End of period                                  $    3.8     $   3.6     $    1.8     $   0.0     $  0.8     $   0.6     $   10.7
                                                  =========    ========    =========    ========    =======    ========    =========


                                                                        Condensed Statements of Operations
                                                  ------------------------------------------------------------------------------
                                                                                Successor Company
                                                  ------------------------------------------------------------------------------
                                                    Parent        ABN         ABNB         LM         CPS      Transtex     Consol.
                                                  ---------    --------    ---------    --------    -------    --------    ---------
Nine Months Ended September 30, 2002
 Net cash - operating activities                  $   (5.5)    $   7.5     $    8.9     $   0       $  0.1     $   0.5     $   11.4
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Investing activities
  Proceeds from sale of assets                        --           0.5         --          --         --          --            0.5
  Capital expenditures                                --          (0.9)        (2.4)        0         (0.2)       (0.1)        (3.6)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Net cash - investing activities                      --          (0.4)        (2.4)        0         (0.2)       (0.1)        (3.1)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Financing activities
  Proceeds from borrowings                            --          --           --           0         --          --            0
  Borrowings (repayments)                             --          (2.9)        (1.1)       --         --          (0.1)        (4.1)
 Dividends to minority shareholder                    --          --           (1.0)       --         --          --           (1.0)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Net cash - financing activities                      --          (2.9)        (2.1)        0         --          (0.1)        (5.1)
 Effect of foreign currency exchange
  rate changes on cash and cash equivalents           --          --           (0.8)        0          0.1        (0.1)        (0.8)
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 Increase (decrease) in cash and cash
   equivalents                                        (5.5)        4.2          3.6         0         --           0.2          2.5
 Dividends and advances from subsidiaries,
   net                                                 8.0        (2.9)        (5.1)        0         (0.1)       --           --
 Beginning of period                                   1.8         3.7          3.0         0          1.0         0.1          9.6
                                                  ---------    --------    ---------    --------    -------    --------    ---------
 End of period                                    $    4.3     $   5.0     $    1.5     $  --       $  0.9     $   0.3     $   12.1
                                                  =========    ========    =========    ========    =======    ========    =========


AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - Legal and Other Proceedings

         Over the past two years since the October 2002 consummation of its December 1999 Plan of reorganization, the Company's financial position continues to be adversely affected by a combination of: (i) the high degree of dependence on its Brazilian subsidiary, which operates in a highly volatile economic environment that has caused significant foreign currency exchange rate variations which directly impact the dividends available to be repatriated to the Parent, (ii) declining markets and competitive pricing in the United States and France, and (iii) the political and economic instability that has occurred in Argentina, which has directly impacted the Parent's Argentine operations. As a result, the Parent has been unable to generate sufficient excess cash flow to satisfy the Notes when they mature on January 31, 2005. These factors combined with the Parent's inability to access capital and financial markets for the purpose of obtaining new financing or raising new equity to refinance the Notes has required the Parent to seek this further restructuring.

         As a result, on January 19, 2005, the Parent (but none of its subsidiaries), with the consent of the holders of a majority of its Senior Notes and Common Stock filed a voluntary petition (the "Chapter 11 Case") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Since the filing, the Company continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In connection with the Chapter 11 Case, the Company also filed with the Bankruptcy Court on January 19, 2005 its proposed Plan which is a "pre-arranged" and consensually agreed upon plan of reorganization, See Notes N and O for the agreed upon terms of settlement under the Plan.

         On February 24, 2005, the Bankruptcy Court approved the Company's disclosure statement (the "Disclosure Statement").. The final deadline for voting classes to accept or reject the Plan was March 24, 2005 and the final date to object to confirmation of the Plan was March 31, 2005. No objections were raised to the Plan. On April 8, 2005, a final hearing was held and the Bankruptcy Court confirmed the Company's Plan of reorganization. Consummation is expected to occur shortly thereafter.

         On December 8, 1999 (the "Petition Date"), the Parent (but none of its subsidiaries) filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. On that date, the Parent also filed its December 1999 Plan of reorganization which set forth the manner in which claims against and interests in the Parent would be treated following its emergence from Chapter 11. Only the Parent filed a petition for reorganization relief under Chapter 11. None of the Parent's subsidiaries was a party to the Chapter 11 Proceeding or any other insolvency or similar proceeding.

         The Parent's December 1999 Plan of reorganization was subsequently amended four times and on May 24, 2002, the Parent submitted its Final Disclosure Statement with respect to its proposed Fourth Amended Reorganization Plan to the Bankruptcy Court. On August 22, 2002, the Bankruptcy Court confirmed the December 1999 Plan. On October 1, 2002, the Effective Date, all conditions required for the consummation of the Plan ("The October 2002 Consummation") were achieved and the December 1999 Plan became effective.

         On January 29, 2003, in accordance with the standard procedures of the Bankruptcy Court, the Parent filed final omnibus objections to expunge all claims that it believes have no basis or merit. The Parent's objections included objections to claims that were duplicative, inconsistent with the Company's books and records, untimely, already satisfied or resolved under the Plan, or otherwise without merit. On January 12, 2005, the Bankruptcy Court entered the final decree and thereby closed the Chapter 11 case for the December 1999 Plan.

         In the third quarter of 2003, the USDA gave ABN final notification and delivery instructions for the remaining food coupons held in secure storage by ABN pursuant to its distribution contract with the USDA which expired on September 30, 2003. ABN fully performed and completed the remaining two months of service pursuant to the terms of this contract, and in the normal course billed the USDA approximately $1.5 million in accordance with the contract. ABN formally requested in writing that it be paid in full pursuant to the terms of the contract and the USDA formally denied approximately $1.4 million of ABN's claim. Pursuant to the revenue recognition rules under Statement of Accounting Bulletin ("SAB") 104, the Company did not recognize any of the revenue on these services as a result of the USDA's initial rejection of ABN's claim. At a status conference on April 13, 2004, before the USDA Board of Contract Appeals, the government acknowledged that approximately $0.2 million of the claim was approved for payment internally and should therefore be released to ABN. Payment was received by ABN in the second quarter of 2004 and was appropriately recognized as revenue in that period. On February 1, 2005, the case on the balance of the claim (with accrued interest thereon) was found in favor of the USDA before the USDA Board of Contract Appeals. ABN is reviewing a possible appeal on the case based upon the merits.

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

         In February 2005, CPS was notified by one of its banking customers that it allegedly received cards personalized by CPS that created a processing error and as a result was filing a claim against CPS for approximately $0.9 million. CPS believes that no losses were sustained by the customer and therefore the claim has no merit. Nevertheless, CPS has notified its insurance carrier of the claim.

         The Parent continues to vigorously contest NYC Department of Finance formal assessment for additional taxes and interest of approximately $1.3 million related to tax years up to and including 1992 for which the Parent is adequately reserved. In December 2004, hearing sessions were held by the Administrative Law Judge of the New York City Tax Appeals Tribunal. A schedule for filing hearing memoranda by both parties has yet to be set. Management believes that it has meritorious defenses with regard to the assessment for these years.

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - Unaudited Quarterly Results of Operations - (Unaudited amounts in thousands, except per share data)

                                                                           YEAR END DECEMBER 31, 2004
                                                                               (SUCCESSOR CO)
                                                                 FIRST          SECOND         THIRD         FOURTH
                                                                QUARTER        QUARTER        QUARTER        QUARTER
                                                               ----------     ----------     ----------     ----------
         Continuing Operations
          Sales                                                $  38,896      $  37,036      $  42,152      $  44,175
          Cost of goods sold                                      27,712         26,202         29,178         31,729
          Loss from continuing operations (a)                       (881)          (974)         2,763        (10,653)
          Discontinued Operations (b)                             55,952             --             --             --
          Net income (loss)                                       55,071           (974)         2,763        (10,653)
          Net income (loss) per share - Basic and Diluted
          Continuing operations                                    (0.07)         (0.08)          0.23          (0.91)
          Discontinued operations                                  (4.75)            --             --             --
          Net income (loss) per share                              (4.68)         (0.08)          0.23          (0.91)

                                                                           YEAR END DECEMBER 31, 2003
                                                                                   (SUCCESSOR CO)
                                                                 FIRST          SECOND         THIRD         FOURTH
                                                                QUARTER        QUARTER        QUARTER        QUARTER
                                                               ----------     ----------     ----------     ----------
          Continuing Operations
           Sales                                               $  30,713      $  36,234      $  38,310      $  37,294
           Cost of goods sold                                     23,736         26,813         28,238         27,800
           Loss from continuing operations (a)                    (2,310)        (1,044)          (713)       (38,489)
           Discontinued operations (b)                              (345)        (1,284)          (677)        (1,720)
           Net income (loss)                                      (2,655)        (2,328)        (1,390)       (40,209)
           Net income (loss) per share - Basic and Diluted
           Continuing operations                                   (0.20)         (0.09          (0.06)         (3.27)
           Discontinued operations                                 (0.03)         (0.11)         (0.06)         (0.14)
           Net income (loss) per share                             (0.23)         (0.20)         (0.12)         (3.41)

                                                                     NINE MONTHS                  THREE MONTHS
                                                                        ENDED                         ENDED
                                                                  SEPTEMBER 30, 2002               DECEMBER 31,
                                                                   (PREDECESSOR CO)                   2002
                                                                                                 (SUCCESSOR CO)
                                                                 FIRST          SECOND         THIRD         FOURTH
                                                                QUARTER        QUARTER        QUARTER        QUARTER
                                                               ----------     ----------     ----------     ----------
          Continuing Operations
           Sales                                               $  37,940      $  40,301      $  34,518      $  31,868
           Cost of goods sold                                     28,018         27,949         22,812         22,962
           Loss from continuing operations (a)                    (1,758)           519        200,298        (34,784)
           Discontinued operations (b)                            (1,428)          (431)       (25,793)        (4,647)
           Extraordinary item (c)                                     --             --         89,520             --
           Net income (loss)                                      (3,186)            88        264,025        (39,431)
           Net income (loss) per share - Basic and Diluted                                                      (0.39)
           Continuing operations                                     N/A            N/A            N/A          (2.96)
           Extraordinary item                                        N/A            N/A            N/A             --
           Net income (loss) per share                               N/A            N/A            N/A          (3.35)


                                                          F-37

AMERICAN BANKNOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (a) Includes Goodwill and asset impairment write offs as follows: $0.8 million in the fourth quarter of 2004 (Successor Company), $41.3 million in the fourth quarter of 2003 (Successor Company), $47.4 million in the three months ended December 31, 2002 (Successor Company), $0.2 million in the third quarter of 2002 (Predecessor Company).

         (b) Discontinued operations represent those of LM, the Company's formerly owned Australian subsidiary disposed of in April 2004 and deconsolidated in prior periods for comparative purposes. In 2004, income from discontinued operations represents the $57.0 million non-cash gain resulting from the Company's disposition of the segment together with LM's loss from operations of $1.0 million for the first quarter ended 2004. In the quarters of the year ended December 31, 2003, the three months ended December 31, 2002, and the nine months ended September 30, 2002, discontinued operations represent the loss from LM's results of operations.

         (c) Extraordinary item represents the forgiveness and reinstatement of certain debt in accordance with the consummation of the Plan.

NOTE T - Commitments and Contingencies

Operating lease commitments

         The Company has long-term operating leases for offices, manufacturing facilities and equipment which expire through 2010. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index. Net rental expense for the year ended December 31, 2004 (Successor Co), the year ended December 31, 2003 (Successor Co), the three months ended December 31, 2002 (Successor Company), and the nine months ended September 30, 2002 (Predecessor Company) were $5.0 million, $9.1 million, $3.3 million, and $9.9 million, respectively. At December 31, 2004, future minimum lease payments under non-cancelable operating leases are as follows:
$3.0 million in 2005; $0.3 million in 2006; $0.1 million in 2007; $0.1 million in 2008; nil in 2009 and insignificant thereafter.

NOTE U - Related Party Transactions

         On January 1, 2005, ABN executed an agreement with Art Kober & Associates, Inc., a direct response advertising agency ("AKA"), for the provision of marketing services. The agreement has a term of four months, during which AKA will, among other things, (i) advise ABN regarding new business possibilities; (ii) formulate strategies and copy for direct mail and print tests; (iii) provide art studio creative services; and (iv) supervise the work of brochure and website designers.

         In exchange for these services, AKA agreed to accept a fee of $25,000 per month, which is 50% of the standard AKA base fee. Art Kober, the President of AKA, is the father of David Kober, the Vice President and General Counsel of the Company.

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

NOTE V - Discontinued Operations

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

         As a result of this transaction, effective January 1, 2004, the Company recorded the gain on the disposition of LM as a discontinued operation and reflected LM's loss from operations for the six months of 2004 of $1.0 million as a component of discontinued operations. The Company did not break out LM's results of operations for the six days in April from the gain on the sale in the second quarter, as these results would not be meaningful. The Company recorded its remaining preference stock investment in LM valued at approximately $2.1 million under the cost method, as it will have a non-controlling interest in LM and reflected this amount as a component of investment in non-consolidated subsidiaries on the Company's consolidated balance sheet at December 31, 2004. For comparative purposes, the Company deconsolidated LM from the Company's consolidated balance sheet at December 31, 2003, which resulted in a negative investment of $53.8 million and is reflected as a component of investment in non-consolidated subsidiaries. Furthermore, the disposal of this segment of the business has resulted in all prior financial statements and data provided herein to be restated to exclude LM for comparability and to record LM's operations as a discontinued operation.

NOTE W - Subsequent Event

         On April 8, 2005, the Bankruptcy Court confirmed the Company's Plan of reorganization. Consummation is expected to occur shortly thereafter.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                   SCHEDULE I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY BALANCE SHEET
(Dollars in thousands)

                                                                                      DECEMBER 31,
                                                                                2004               2003
                                                                           (SUCCESSOR CO)     (SUCCESSOR CO)
                                                                           --------------     --------------
         ASSETS
         Current assets
          Cash and cash equivalent                                         $         169      $       3,195
          Prepaid expenses and other receivables                                     265                187
          Current deferred taxes                                                     479               (807)
                                                                           --------------     --------------
          Total current assets                                                       (45)             2,575
         Receivables from subsidiaries, net                                         (564)              (988)
         Investments in subsidiaries, at equity                                  115,158             58,982
                                                                           --------------     --------------
                                                                                 114,594             57,994
         Furniture and equipment, at cost                                            173                167
         Less accumulated depreciation                                              (161)              (147)
                                                                           --------------     --------------
                                                                                      12                 20
         Other assets and deferred charges
          Deferred pension expense                                                   662              1,094
          Deferred taxes                                                          (1,110)            (1,093)
          Other                                                                    2,240                140
          Goodwill                                                                 2,336              3,214
                                                                           --------------     --------------
                                                                                   4,717              3,355
                                                                           --------------     --------------
                                                                           $     118,689      $      63,944
                                                                           ==============     ==============

                                                                                      DECEMBER 31,
                                                                                2004               2003
                                                                           (SUCCESSOR CO)     (SUCCESSOR CO)
                                                                           --------------     --------------
         LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current Liabilities
          Current portion of long-term debt                                $     106,757      $          --
          Accounts payable and accrued expenses                                    2,015              4,861
                                                                           --------------     --------------
         Total Current Liabilities                                               108,772              4,861
         Long term debt - Senior Notes                                                --            100,013
         Other long-term liabilities                                               3,663              6,547
                                                                           --------------     --------------
                                                                                 112,435            111,421
         Commitments and Contingencies - Note T
         Stockholders' deficit
           Common Stock par value $.01 per share authorized 20,000,000 shares issued 11,828,571 at December 31, 2004
           and 2003                                                                  118                118
          Capital surplus                                                         20,893             20,893
          Retained deficit                                                       (39,806)           (86,013)
          Treasury stock, at cost (57,756 shares)                                   (103)              (103)
          Accumulated other comprehensive income                                  25,152             17,628
                                                                           --------------     --------------
          Total stockholders' deficit                                              6,254            (47,477)
                                                                           --------------     --------------
                                                                           $     118,689      $      63,944
                                                                           ==============     ==============

         Note references are to the Notes to the Consolidated Financial Statements.


                                                S-1


CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                                             SCHEDULE I
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY INCOME STATEMENT
(Dollars in thousands)

                                                                      YEAR                           THREE MONTHS     NINE MONTHS
                                                                      ENDED                             ENDED            ENDED
                                                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    SEPTEMBER 30,
                                                                      2004              2003             2002            2002
                                                                  (SUCCESSOR CO)   (SUCCESSOR CO)   (SUCCESSOR CO)  (PREDECESSOR CO)
                                                                  --------------   --------------   --------------   --------------
         Administrative and other expenses
           Corporate office expenses                              $       4,747    $       3,906    $         687    $       2,978
           Depreciation and amortization                                      5               13                3               12
           Goodwill and asset impairment                                    878            7,347               --               --
           Interest expense                                              10,509            9,703            2,272            7,008
           Gain on Senior Note repurchase                                (1,077)          (3,393)              --               --
           Settlement of SERP benefits                                   (3,455)              --               --               --
           Other income, net                                               (497)            (711)             103              767
                                                                  --------------   --------------   --------------   --------------
           Loss before reorganization items, taxes and
             equity in earnings of subsidiaries                         (11,110)         (16,865)          (3,065)         (10,765)
           Reorganization (income) expense
             Fresh-Start adjustments                                         --               --               --          (88,991)
             Reorganization costs                                           396              360              (30)           1,160
                                                                  --------------   --------------   --------------   --------------
                                                                             --              360              (30)         (87,831)
           (Loss) income before taxes and equity
             in earnings of subsidiaries                                (11,506)         (17,225)          (3,035)          77,066
         Taxes
           State and local                                                   23               25              (60)              78
           Deferred state and local                                          --               --               (4)            (291)
           Foreign (foreign withholding taxes on dividends)                 446              431               73              290
           Deferred federal (eliminated in consolidation
             against domestic subsidiary's deferred provision)             (311)            (340)              65           (1,430)
                                                                  --------------   --------------   --------------   --------------
                                                                            158              116               74           (1,353)
           (Loss) income before Discontinued operations                 (11,664)         (17,341)          (3,109)          78,419
           Discontinued operations                                       55,952           (4,026)          (4,647)         (27,652)
           (Loss) income before Extraordinary items and equity               --
           in earnings of subsidiaries                                   44,288          (21,367)          (7,756)          50,767
           Extraordinary items
             Gain or forgiveness of debt                                     --               --               --           91,364
             Loss on debt reinstatement                                      --               --               --           (1,844)
                                                                  --------------   --------------   --------------   --------------
                                                                             --               --               --           89,520
                                                                  --------------   --------------   --------------   --------------
         Income (loss) before equity in earnings of subsidiaries         44,288          (21,367)          (7,756)         140,287
         Equity in earnings of subsidiaries, net                          1,919          (25,215)         (31,675)         120,640
                                                                  --------------   --------------   --------------   --------------
         NET INCOME (LOSS)                                        $      46,207    $     (46,582)   $     (39,431)   $     260,927
                                                                  ==============   ==============   ==============   ==============

         Note references are to the Notes to the Consolidated Financial Statements.


                                                               S-2

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN BANKNOTE CORPORATION
PARENT COMPANY STATEMENT OF CASH FLOW
(Dollars in thousands)

                                                                   YEAR             YEAR         THREE MONTHS      NINE MONTHS
                                                                   ENDED            ENDED            ENDED            ENDED
                                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    SEPTEMBER 30,
                                                                    2004             2003             2002            2002
                                                               (SUCCESSOR CO)   (SUCCESSOR CO)   (SUCCESSOR CO)  (PREDECESSOR CO)
                                                               --------------   --------------   --------------   --------------
         Cash From Operations:
           Net Income                                          $      46,207    $     (46,582)   $     (39,431)   $     260,927
           Discontinued operations                                   (55,952)           4,026            4,647           27,652
                                                               --------------   --------------   --------------   --------------
         Items not affecting cash:                                    (9,745)         (42,556)         (34,784)         288,579
           Fresh Start Adjustments                                        --               --               --          (88,991)
           Extraordinary item-(Gain) on forgiveness of debt               --               --               --          (91,364)
           Extraordinary item-Loss on debt reinstatement                  --               --               --            1,844
           Extraordinary item-(gain) on repurchase
             of 10 3/8% debt                                          (1,077)          (3,393)              --               --
           Accrued PIK Interest-10 3/8% Senior Debt                   10,432            9,563            2,400            6,778
           Equity in Earnings of subsidiaries                         (1,919)          25,215           31,675         (120,640)
           Deferred taxes                                               (311)            (340)              65           (1,430)
           Amortization of deferred compensation                          --               --               --               --
           Amortization of deferred debt expense                          --               --               --              191
           Depreciation and amortization                                   5               13                3               12
           Goodwill and asset impairment                                 878            7,347               --               --
           Gain on SERP settlement                                    (3,455)              --               --               --
           Gain on Sale of Assets                                         --               --               --               --
           Other                                                         (95)              (4)              33              (67)
         Changes in operating assets and liabilities
           Prepaid expenses and other receivables                        345              379               89              375
           Receivables                                                    91              752              165              868
           Accounts Payable and Accrued Expenses                      (2,749)             (17)          (1,619)           1,167
           Other liabilities                                              --           (1,556)            (255)          (1,219)
           Other                                                         423              398              130              855
           Pre-petition liabilities subject to compromise                 --               --               --               --
           Post-petition liabilities                                      --               --               --               --
                                                               --------------   --------------   --------------   --------------
         Net cash (used in) provided by operating activities          (7,177)          (4,199)          (2,098)          (3,042)
         Investing Activities
           Investment in subsidiary                                       --               --               --               --
           Capital Expenditures                                           (6)              (8)              --               --
           Proceeds from sale of assets                                   --               --               --               --
                                                               --------------   --------------   --------------   --------------
         Net cash provided by investing activities                        (6)              (8)              --               --
         Financing Activities
           Dividends from subsidiaries                                 6,767            6,520            1,668            5,524
           Proceeds from stock issuance                                   --               --               11               --
           Repurchase of Debt (10 3/8% Bonds)                         (2,610)          (2,929)             (14)              --
                                                               --------------   --------------   --------------   --------------
         Net cash (used in) provided by financing activities           4,157            3,591            1,665            5,524
         Increase (Decrease) in Cash:                                 (3,026)            (616)            (433)           2,482
         Cash Balance - Beginning                                      3,195            3,811            4,244            1,762
                                                               --------------   --------------   --------------   --------------
         Cash Balance - Ending                                 $         169    $       3,195    $       3,811    $       4,244
                                                               ==============   ==============   ==============   ==============
         Supplemental cash payments:
           Taxes (principally foreign withholding
             taxes on dividends)                               $         446    $         408    $          69    $         293
           Reorganization items                                          768              446              555              325

         Note references are to the Notes to the Consolidated Financial Statements.


                                                           S-3

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                 SCHEDULE II
AMERICAN BANKNOTE CORPORATION
YEARS ENDED DECEMBER 31, 2004 AND 2003 (SUCCESSOR COMPANY), THREE MONTHS ENDED
DECEMBER 31, 2002 (SUCCESSOR COMPANY), AND NINE MONTHS ENDED SEPTEMBER 30, 2002
(PREDECESSOR COMPANY)

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)


Column A                                    Column B        Column C         Column D           Column E
                                                            Additions
                                           Balance at      Charged to
                                          Beginning of      Costs and                          Balance at
Description                                  Period         Expenses       (Deductions)      End of Period
-----------                                  ------         --------       ------------      -------------
      DOUBTFUL ACCOUNTS ALLOWANCE
      ---------------------------
Nine Months Ended September 30, 2002       $ 1,351          $   358             --              $ 1,709
(Predecessor)

Three Months Ended December 31, 2002       $ 1,709               --        $  (579)  (a)        $   917
(Successor)                                                                $  (213)  (b)

Year Ended December 31, 2003               $   917              572        $  (537)  (a)        $ 1,096
(Successor)                                                                $   144   (b)

Year Ended December 31, 2004               $ 1,096            1,444        $  (338)  (a)        $ 2,289
(Successor)                                                                $    87   (b)

     INVENTORY VALUATION ALLOWANCE
     -----------------------------

Nine Months Ended September 30, 2002       $   290          $    --        $  (130)  (c)        $   147
(Predecessor)                                                              $   (13)  (b)

Three Months Ended December 31, 2002       $   147          $    33        $   (10)  (c)        $   193
(Successor)                                                                     23   (b)

Year Ended December 31, 2003               $   193          $    44        $   (85)  (c)        $   159
(Successor)                                                                $     7   (b)

Year Ended December 31, 2004               $   159          $    33        $   (49)  (c)        $   146
(Successor)                                                                $     3   (b)


         (a)      Uncollectible accounts written off, net of recoveries

         (b)      Changes in exchange rates

         (c)      Inventory charged against allowance

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April XX, 2005.

                           AMERICAN BANKNOTE CORPORATION

                           By: /s/ Steven G. Singer
                               ---------------------------------
                               Steven G. Singer
                               Chief Executive Officer

                           By: /s/ Patrick J. Gentile
                               ---------------------------------
                               Patrick J. Gentile
                               Senior Vice President Finance and
                               Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE                      DATE
--------------------------- ------------------------------------- --------------
/s/  Steven G. Singer       Chief Executive Officer and Chairman  April 11, 2005
-----------------------     (Principal Executive Officer)
Steven G. Singer

/s/ C. Gerald Goldsmith     Chairman Emeritus and Director        April 11, 2005
-----------------------
C. Gerald Goldsmith

/s/ James Dondero           Director                              April 11, 2005
-----------------------
James Dondero

/s/ Sidney Levy             Director                              April 11, 2005
-----------------------
Sidney Levy

/s/ Lloyd Miller            Director                              April 11, 2005
-----------------------
Lloyd Miller

/s/ Raymond L. Steele       Director                              April 11, 2005
-----------------------
Raymond L. Steele

/s/ Steven A. Van Dyke      Director                              April 11, 2005
-----------------------
Steven Van Dyke

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------

         2.1 Fourth Amended Reorganization Plan of the Parent, is incorporated herein by reference to Exhibit 2.2 to the Parent's Current Report on Form 8-K/A dated September 4, 2002.

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

        *2.4 Amended Plan of Reorganization of the Parent under Chapter 11 of the Bankruptcy Code.

        *2.5 Amended Disclosure Statement with respect to the Parent's Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code.

         2.6 Subscription and Shareholders Agreement, dated April 6, 2004, by and among American Banknote Australasia Holding Inc., ABN Australasia Holdings Pty Limited, LM SPV Pty Limited, ABN Australasia Limited and David Head is incorporated by reference to Exhibit 2.1 to the Parent's Current Report on Form 8-K dated April 20, 2004.

         2.7 Deed of Assignment, Amendment and Novation dated April 16, 2004 by and among ABN Australasia Limited, ABN Australasia Holdings Pty Ltd and JP Morgan Australasia Limited is incorporated by reference to Exhibit 2.2 to the Parent's Current Report on Form 8-K dated April 20, 2004.

         2.8 Supplemental Agreement relating to ABN Australasia Holdings Pty Ltd dated April 6, 2004 is incorporated by reference to
                  Exhibit 2.3 to the Parent's Current Report on Form 8-K dated April 20, 2004.

         3.1 Amended and Restated Certificate of Incorporation of the Parent is incorporated herein by reference to Exhibit 3.1 to the Parent's Current Report on Form 8-K dated October 16, 2002 (the "October 16, 2002 Form 8-K").

         3.2 Restated By-Laws of the Parent is incorporated herein by reference to Exhibit 3.2 to the October 16, 2002 Form 8-K.

         3.3 By-Laws of American Bank Note Company Grafica e Servicos Ltda., as amended, are incorporated herein by reference as
                  Exhibit 10.1 to the Parent's Current Report on Form 8-K/A dated September 21, 1995.

         3.4 Certificate of Incorporation and By-Laws of subsidiaries is incorporated herein by reference to Exhibits 3.1(b) through
                  (m) and Exhibits 3.2(b) through (m) to the Parent's Registration Statement on Form S-4 (File No. 333-44069) filed January 12, 1998 (the "January 12, 1998 Form S-4").

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

         10.7 Amendment to Supplemental Executive Retirement Plan of the Parent effective July 1, 1997 is incorporated herein by reference to Exhibit 10.9 to the 1997 10-K.

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

         10.19+ Employment Agreement entered into as of the 1st day of December, 2000 by and between the Parent and Steven G. Singer is incorporated herein by reference to Exhibit 10.32 to the 2000 10-K.

         10.20 Consulting Agreement entered into as of the 1st day of February, 2001 by and between the Parent and Gary A. Singer is incorporated herein by reference to Exhibit 10.33 to the 2000 10-K.

         10.21+ Letter Agreement dated January 29, 1999 by and between the Parent and Patrick Gentile is incorporated herein by reference to Exhibit to 10.34 to the 2000 10-K.

         10.22+ Letter Agreement dated November 13, 2000 by and between the Parent and Patrick Gentile is incorporated herein by reference to Exhibit to 10.35 to the 2000 10-K.

         10.23+ Employment Agreement dated December 1998 by and between the American Bank Note Company Grafica e Servicos Ltda and Sidney Levy is incorporated herein by reference to Exhibit 10.36 to the 2000 10-K.

         10.24+ Consulting Agreement dated December 1998 by and between the Parent and Sidney Levy is incorporated herein by reference to
                  Exhibit 10.37 to the 2000 10-K.

         10.25+ Stock Purchase and Sale Agreement dated the 9th day of January 2001 by and among the Parent, ABN Equities Inc., American Bank Note Company Grafica e Servicos Ltda., and Sidney Levy is incorporated herein by reference to Exhibit 10.38 to the 2000 10-K.

         10.26+ Agreement between ABNB and Mr. Sidney Levy, dated December 12, 2001, regarding payment of bonus to Mr. Levy upon sale of ABNB shares by the Parent is incorporated herein by reference to
                  Exhibit 10.3 to the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

         10.27+ The Parent's 2002 Management Incentive Plan adopted by the Compensation Committee on March 4, 2002 is incorporated herein by reference to Exhibit 10.39 to the Parent's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K").

         10.28+ The Parent's Equity and Cash Improvement Program adopted by the Compensation Committee on March 4, 2000 is incorporated herein by reference to Exhibit 10.40 to the 2001 10-K.

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

         10.32 Form of Exit Financing Agreement, dated January 17, 2005, between the Parent, Lloyd I. Miller III, Bay Harbour Partners, Ltd., Pollux Investment, LLC and Highland Capital Management L.P. is incorporated by reference to Exhibit 10.1 to Parent's Current Report on Form 8-K dated January 21, 2005.

         16.1 Letter of Deloitte & Touche LLP, dated January 18, 2000, is incorporated herein by reference to Exhibit 16.1 to the Parent's Current Report on Form 8-K/A dated January 20, 2000.

         16.2 Letter of Ernst & Young LLP, dated April 6, 2001, is incorporated herein by reference to Exhibit 16.1 to the Parent's Current Report on Form 8-K dated April 6, 2001.

         16.3 Letter of agreement from Friedman LLP, dated June 25, 2004, is incorporated herein by reference to Exhibit 16 to the Parent's Current Report on Form 8-K dated June 28, 2004.

         21.1*    Subsidiaries of the Registrant

         31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1 Memorandum of Understanding Between Plaintiffs in the ABN and ABNH Securities Actions and the Equity Committee, is incorporated herein by reference to Exhibit N to the Fourth Amended Reorganization Plan of the Parent, filed as Exhibit
                  2.2 to the Parent's Current Report on Form 8-K/A dated September 4, 2002.

         99.2 Court order dated July 19, 2001, approving settlement with the United States Securities and Exchange Commission, Plaintiff versus American Banknote Corporation, Defendant. Final Judgment as to Defendant American Banknote Corporation is incorporated herein by reference to Exhibit 99.3 to the 2000 10-K.

*  Filed herewith
+  Management contract or compensatory plan

A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.