Form 10KSB/A
period 2004-12-31
AMERICAN BANKNOTE CORP
filed 2005-04-29
CIK 51124

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

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

                         Commission File Number: 1-3410

                                ----------------

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

    The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2004, the last day of the registrant's most recently-completed second fiscal quarter, was $235,376, based upon the average bid and asked price of such common stock as reported by the OTC Bulletin Board. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[___]

    As of April 29, 2005, 11,770,815 shares of the registrant's common stock were outstanding.

                      Documents incorporated by reference:
                                      None

    All capitalized terms used but not defined herein shall have the meanings set forth in the Registrant's Annual Report on Form 10-K, dated April 13, 2005, for the year ended December 31, 2004.

    The Registrant hereby amends its Annual Report on Form 10-K, dated April 13, 2005, for the year ended December 31, 2004 by adding the following Items 11, 12 and 13 of Part III thereto.

                                    PART III


ITEM 11. EXECUTIVE COMPENSATION.

                    COMPENSATION OF NAMED EXECUTIVE OFFICERS

    The table below contains information about the annual and long-term compensation for services rendered in all capacities for the three years ended December 31, 2004, 2003 and 2002 for the Chief Executive Officer and each of the four other most highly compensated executive officers of American Banknote Corporation (the "Parent") as of December 31, 2004 whose salary and bonus together exceeded $100,000 in 2004. These persons are sometimes referred to as the "named executive officers."

                                                    Summary Compensation Table

                                        ANNUAL COMPENSATION                    AWARDS                    PAYOUTS
                                -----------------------------------    -----------------------   ----------------------
                                                                                                            ALL OTHER
                                                       OTHER ANNUAL    RESTRICTED   SECURITIES    LTIP     COMPENSATION
NAME AND PRINCIPAL              SALARY      BONUS      COMPENSATION      STOCK      UNDERLYING   PAYOUTS   ($)(2)(3)(4)
     POSITION           YEAR      ($)        ($)         ($) (1)        AWARD(S)   OPTIONS/SARS    ($)         (i)
        (a)              (b)      (c)        (d)           (e)            (f)           (g)        (h)

Steven G. Singer        2004    502,533    414,610(6)    55,026(7)         --            --         --        7,781
  Chairman and Chief    2003    467,500    233,748(6)    18,795(7)         --            --         --       10,356
  Executive Officer     2002    422,579    294,108(6)    13,396(7)         --       150,000         --       12,086
Sidney Levy             2004    292,312    387,706      175,120(5)         --            --         --           --
  Director and          2003    200,810    280,340      160,331(5)         --            --         --           --
  President Of ABNB     2002    189,786    231,542      161,810(5)         --       125,000         --           --
Patrick J. Gentile      2004    283,800    212,850(6)        --            --            --         --        5,915
  Executive Vice        2003    264,000    132,000(6)    22,699(8)         --            --         --        8,798
  President and         2002    247,064    151,556(6)    22,699(8)         --       125,000         --        8,995
  Chief Financial
  Officer
David M. Kober          2004    166,088     74,739(6)        --            --            --         --        2,429
  Vice President and    2003    154,500     46,350(6)        --            --            --         --        2,136
  General Counsel(9)    2002     52,083     24,505(6)        --            --        25,000         --        1,409
Craig D. Weiner         2004    102,800     30,600(6)        --            --            --         --        1,490
  Acting Treasurer      2003     92,437     19,300(6)        --            --            --         --        1,816
  and Director of
  Financial Reporting

    (1) With the exception of Mr. Levy, the value of each of the named executive officer's perquisites did not exceed the threshold for disclosure established under Regulation S-K.

    (2) Amounts shown for 2004 include allocable costs of life insurance for Mr. Singer ($6,350), Mr. Gentile ($4,484), Mr. Kober ($1,549) and Mr. Weiner ($950) and allocable costs of long term disability for Mr. Singer ($1,431), Mr. Gentile ($1,431), Mr. Kober ($880) and Mr. Weiner ($540).

    (3) Amounts shown for 2003 include allocable costs of life insurance for Mr. Singer ($7,080), Mr. Gentile ($6,796), Mr. Kober ($1,416) and Mr. Weiner ($1,204), and allocable costs of long term disability for Mr. Singer ($3,276), Mr. Gentile ($2,002), Mr. Kober ($720) and Mr. Weiner ($612).

    (4) Amounts shown for 2002 include allocable costs of life insurance for Mr. Singer ($8,810), Mr. Gentile ($6,993) and Mr. Kober ($992), and allocable costs of long term disability for Mr. Singer ($3,276), Mr. Gentile ($2,002) and Mr. Kober ($417).

    (5) Amounts payable to Mr. Levy include: (i) payments of $96,000 per year in 2004, 2003, and 2002 respectively, pursuant to a Consulting Agreement with the Parent and (ii) reimbursement of Mr. Levy's annual school and apartment allowances of $79,120 in 2004, $64,331 in 2003 and $65,810 in 2002. On August 31, 2004, Mr. Levy's existing Consulting Agreement was terminated and a new Consulting Agreement with a company owned by Mr. Levy was entered into on September 1, 2004 to provide the same level of services and at the same compensation level of $96,000 per annum.

    (6) Bonuses payable to Messrs Singer, Gentile, Kober and Weiner pursuant to a 2004 and 2003 incentive bonus program, and Messrs Singer, Gentile and Kober pursuant to a 2002 incentive bonus program, were approved by the Compensation Committee, and based upon objective performance criteria. The calculations of the bonus pursuant to such programs with respect to 2004 were reviewed, approved and paid by the Compensation Committee in January 2005, with respect to 2003 were reviewed, approved and paid by the Compensation Committee in February 2004, and with respect to 2002 were reviewed, approved and paid by the Compensation Committee in March 2003.

    (7) Amounts shown in 2004, 2003 and 2002 represent Mr. Singer's compensation for services rendered as a non-employee director of Leigh-Mardon ("LM"), the Parent's Australian subsidiary. In April 2004, the Company exited as LM's major shareholder and Mr. Singer remained on the board and is compensated pursuant to LM's policy as a non-executive director.

    (8) Represent the second and third installments on the loan forgiven by the Parent to Mr. Gentile pursuant to his employment arrangement.

    (9) Mr. Kober was named Vice President and General Counsel on May 31, 2002 and served on a part-time basis until the end of 2002 whereupon he assumed full time duties for his position commencing 2003.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

    No options or stock appreciation rights ("SARS") were granted in 2003.

    Under the December 1999 Plan of Reorganization, the Parent was authorized to issue Management Incentive Options to certain employees and consultants of the reorganized Parent and its subsidiaries, following the October 2002 Effective Date, pursuant to the Parent's 2002 Management Incentive Plan (the "Incentive Plan"). Such Management Incentive Options permitted recipients to purchase shares of New Common Stock at an option strike price of $2.50 per share, upon the terms and conditions set forth in the Incentive Plan. The Incentive Plan permitted the issuance of Management Incentive Options to purchase up to 1,117,700 shares or approximately 8.1% of the New Common Stock on a fully diluted basis. Unless otherwise determined by the Board of Directors upon issuance, the options would have been scheduled to expire on the earlier of (i) 10 years after the initial grant, (ii) 90 days after termination of employment for any reason other than death, disability, retirement or cause, (iii) one year after termination of employment by reason of death, disability or retirement or
(iv) termination of employment for cause. On September 12, 2002, the Board of Directors of the Parent approved a grant of 780,000 Management Incentive Options to certain key employees. The options vested in three equal annual installments on December 31, 2002, 2003 and 2004, respectively and were conditioned upon meeting specific performance goals as set by the Board of Directors.

    Pursuant to the current Plan of Reorganization, options issued pursuant to the above Incentive Plan were cancelled on April 15, 2005 in accordance with the Plan's Consummation, and the Parent entered into a new Stock Incentive Plan. The Stock Incentive Plan is intended to provide incentives to attract, retain and motivate highly competent persons as officers, non-employee directors and key employees of the Reorganized Company by providing such persons with incentive options to acquire shares of New Common Stock of the Reorganized Company. Additionally, the Stock Incentive Plan is intended to assist in further aligning the interests of the Reorganized Company's directors, officers, key employees, and consultants to those of its stockholders. Under the Stock Incentive Plan, 700,000 shares of New Common Stock of the Reorganized Company will be reserved for issuance. Approval of the Plan constituted approval of the Stock Incentive Plan. As a result, the Stock Incentive Plan has been adopted as part of the Plan. Pursuant to the Stock Incentive Plan, all options issued are required to have an exercise price no less than $85.5 million divided by the total number of New Common Stock as of the Effective Date of the Plan which is deemed to be the Bankruptcy Stock Value. Similarly, any Restricted Shares to be issued under the Stock Incentive Plan are required to be issued at a price no less than the Bankruptcy Stock Value. Individual awards under the Stock Incentive Plan have not yet been granted.

    No stock options or SARs were granted to or exercised by the named executive officers during 2004, 2003 and 2001. The following table sets forth for each of the named executive officers: (a) the number of shares of Common Stock acquired upon the exercise of options during 2004; (b) the value realized from options exercised during 2004; (c) the number of options held as of December 31, 2004, both exercisable and unexercisable; and (d) the value of such options as of that date.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                            NUMBER OF SECURITIES
                                           UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                              OPTIONS/SARS AT          IN THE-MONEY OPTIONS/SARS AT
                    SHARES                  FISCAL YEAR END (#)            FISCAL YEAR END ($)
                 ACQUIRED ON    VALUE       -------------------            -------------------
                   EXERCISE   REALIZED
      NAME             (#)       ($)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                  -------------------- -------------------------------------------------------------
Steven G. Singer       --        --        150,000            --            --             --
Sidney Levy            --        --        125,000            --            --             --
Patrick J. Gentile     --        --        125,000            --            --             --
David M. Kober         --        --         25,000            --            --             --
Craig D. Weiner        --        --         10,000            --            --             --

              LONG TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

    No LTIP awards were made to any of the named executive officers during the fiscal year ended December 31, 2004.

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

                              EMPLOYMENT AGREEMENTS

    Mr. Steven G. Singer was appointed Chief Executive Officer and Chairman of the Board of Directors on November 21, 2000, and serves pursuant to an employment agreement with the Parent with an initial term ending on April 1, 2004. Initially, in November 2000, the Parent's agreement with Mr. Singer provided for a base rate of $180,000 per annum and did not require his services full time. During early 2001, it was determined that Mr. Singer's services were required full time, and an employment agreement was entered into as of April 1, 2001, with an initial base salary of $390,000 per annum. In March 2002, the Compensation Committee increased Mr. Singer's base salary to $425,000 per annum. In January 2003, the Compensation Committee increased Mr. Singer's base salary to $467,500 per annum. In January 2004, the Compensation Committee increased Mr. Singer's base salary to $502,533 per annum. Mr. Singer's employment agreement is subject to automatic two-year extensions, unless advance notice of non-renewal is given. The agreement provides for his engagement as Chairman of the Board and Chief Executive Officer of the Parent and each of its major operating subsidiaries.

    In the event Mr. Singer's employment with the Parent is terminated or not renewed by the Parent other than for cause or is terminated by Mr. Singer for "good reason" (as defined in the employment agreement), Mr. Singer is entitled to receive a lump sum payment equal to three years of the base salary in effect on the date of termination, and the continuation of medical, dental, life and other insurance coverage called for in the agreement for a period of three years. In addition, all stock options that may be issued to Mr. Singer will become vested and exercisable. The agreement also provides that each year, the Compensation Committee of the Board of Directors shall establish a bonus plan based on achievement of specified performance targets. The target bonus amount is 50% of base salary in 2001 and 2002 and 55% in 2003 and 2004, based upon 100% achievement of the performance targets established. The bonus plan also includes provisions for payment of a range of bonus amounts, both above (up to 75% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and requires, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Singer for 2004 remained unchanged from 2003 and 2002.

    Mr. Sidney Levy serves pursuant to an employment agreement with American Bank Note Company Grafica e Servicos Ltda, the Parent's 77.5% owned Brazilian subsidiary. The term of the agreement, as amended, ends on January 1, 2008. Mr. Levy's employment agreement is subject to an automatic two year extension, unless advance notice of non-renewal is given. The agreement provides for his engagement as President and General Manager of ABNB and a base salary determined in local currency and adjusted for inflation plus an additional fixed amount of $48,000 per annum. The US Dollar equivalent for the year ended December 31, 2004 was approximately $292,312. In addition, for 2002, 2003 and 2004, Mr. Levy participated in a target bonus plan at ABNB pursuant to which he became eligible for a performance bonus based upon criteria established by the Parent. In the event his current employment agreement is not renewed, Mr. Levy will be entitled to enter into a two-year consulting agreement with ABNB at an annual rate not lower than one half of his then annual base salary. In the event Mr. Levy's employment is terminated other than for cause, or is terminated by Mr. Levy for "good reason" or as a result of a "change in control" (as defined in the agreement), then he will be entitled to receive a severance payment equal to twice his then annual base salary, (plus any accrued incentive bonus), as well as a continuation of medical benefits and pension fund contributions for a two year period.

    The Parent also has a Consulting Agreement entered into on September 1, 2004 with a company owned by Mr. Levy, the term of which ends on December 31, 2007. The agreement provides for Mr. Levy's company to assist and advise the Parent in its business affairs, and to keep it aware of business opportunities and changes in the business environment that may impact the Parent's interests. Mr. Levy's company receives $96,000 per annum for these consulting services. Unless either the Parent or Mr. Levy's company gives notice of its intention not to renew within sixty days of the end of the term, the Consulting Agreement shall automatically renew for an additional two year term. In the event that the Company fails to renew the Consulting Agreement or terminates Mr. Levy's company other than for cause, then Mr. Levy's company shall receive a lump sum payment equal to two years of annual consulting fees.

    Under a separate agreement dated December 12, 2001, ABNB agreed to an incentive bonus arrangement with Mr. Levy, which would entitle Mr. Levy to a cash bonus based upon a success formula in the event that ABNB is sold by the Parent during Mr. Levy's employment as President of ABNB.

    Mr. Patrick J. Gentile serves as Executive Vice President and Chief Financial Officer, pursuant to a letter agreement with the Parent dated January 29, 1999, and an additional agreement dated November 13, 2000. The letter agreement provided for a base compensation of $185,000 per annum, which was increased by the Board of Directors to $220,000 per annum effective November 15, 2000. In March 2002, the Compensation Committee increased Mr. Gentile's salary to $240,000 per annum effective retroactively to January 1, 2002. In January, 2003, the Compensation Committee increased Mr. Gentile's salary to $264,000 per annum. In January 2004, the Compensation Committee increased Mr. Gentile's salary to $283,800 per annum. In the event that his employment is terminated by the Parent for any reason other than "For Cause," as defined in the letter, or at his initiative, the Parent will continue his salary for two years with benefits or, at his option, pay him a lump sum equal to two years of the base salary in effect on the date of termination, without benefits. The agreement also provides that Mr. Gentile will participate in any Compensation Committee approved incentive bonus program at a target bonus level commensurate with other senior managers of the Company. For the year 2001, the Parent established a bonus plan for Mr. Gentile based on achievement of specified performance targets. The target bonus amount was 45% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 67.5% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. The target bonus program for Mr. Gentile for 2002 remained unchanged from 2001. In 2003, the target bonus percentage was raised from 45% to 50% of base salary and remained at that level in 2004. The bonus plan for 2003 included a provision for payment of a range of bonus amounts (up to 75% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid.

    Mr. David M. Kober serves as Vice President and General Counsel, effective May 31, 2002. For the years 2004, 2003 and 2002, the Parent established a bonus plan for Mr. Kober based on achievement of specified performance targets. The target bonus amount was 30% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 45% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets, and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. In 2002, Mr. Kober's bonus was prorated for his partial year of service.

    Mr. Craig D. Weiner serves as Acting Treasurer and Director of Financial Reporting, effective September 5, 2002. For the years 2004 and 2003, the Parent established a bonus plan for Mr. Weiner based on achievement of specified performance targets. The target bonus amount was 20% of base salary, based upon 100% achievement of the performance targets established. The bonus plan also included a provision for payment of a range of bonus amounts, both above (up to 30% of base salary) and below the target bonus amount, depending upon actual performance relative to the specified performance targets and required, at a minimum, that 85% of such performance targets be achieved for any partial bonus to be paid. In 2002, Mr. Weiner's base salary and bonus were below the threshold of required disclosure established under Regulation S-K.


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

                               PENSION PLAN TABLE

                                  YEARS OF SERVICE
FINAL AVERAGE  ----------------------------------------------------
COMPENSATION       10         15         20         25        30
-------------  ---------- ---------  ---------  --------  ---------
$ 125,000      $  37,500  $  46,875  $  56,250  $ 65,625  $  75,000
  150,000         45,000     56,250     67,500    78,750     90,000
  175,000         52,500     65,625     78,750    91,875    105,000
  200,000         60,000     75,000     90,000   105,000    120,000
  225,000         67,500     84,375    101,250   118,125    135,000
  250,000         75,000     93,750    112,500   131,250    150,000
  300,000         90,000    112,500    135,000   157,500    180,000
  400,000        120,000    150,000    180,000   210,000    240,000
  506,843        152,053    190,065    228,079   266,093    304,106

    The Parent has a noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees. Benefits under the noncontributory plan are based on years of service and average final compensation, as defined. The plan is unfunded and benefits are paid from the assets of the Parent.

         SERP SETTLEMENTS

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

    In the fourth quarter of 2004, the Company settled all other SERP participant claims in an amount equal to one year of SERP benefits, with the exception of Sheldon Cantor who on the Effective Date of the Plan received in full satisfaction, settlement, release and discharge of and in exchange for such claim an amount equal to approximately $25,000 or one year of SERP benefits. Separate from this claim, the Company and Mr. Cantor on the Effective Date agreed to enter into a five year consulting agreement with Mr. Cantor at $25,000 per annum payable in advance to perform consulting services for the Company. On April 17, 2005, Mr. Cantor passed away, and as a result his consulting agreement accelerated such that within forty five days of his death his estate will receive a payment of $125,000 which represents the entire amount owed to him under his consulting agreement.

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

    On the April 15, 2005 Consummation Date, Mr. Goldsmith retired from the Board of Directors. In accordance with his exit from the board, the Parent paid Mr. Goldsmith $40,000 for past services which accrued during his tenure on the board.

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 2004, the Compensation Committee was comprised of Mr. Steele (Chairman), Mr. Goldsmith and Mr. Van Dyke, none of whom is an employee of the Company. As discussed above, however, Mr. Goldsmith did serve as a consultant to the Company for a portion of 2001, and was paid for such consulting services at a rate of $10,000 per month. In addition, in July 2001, when such consulting arrangement was terminated, Mr. Goldsmith was awarded a participation in the Company's restructuring bonus pool at a $100,000 level, which was fully paid over a 36-month period commencing in January 2001 and ending December 31, 2003.

    On the April 15, 2005 Mr. Goldsmith Consummation Date, Mr. Goldsmith retired from the Board of Directors and the Compensation Committee.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Parent did not have a Compensation Committee subsequent to the filing of a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code, on December 8, 1999. Subsequent to the confirmation of the 1999 Plan and prior to April 2001, compensation agreements and plans subject to Compensation Committee action were instead addressed by the full Board of Directors.

    In April 2001, the Board of Directors established a Compensation Committee and delegated to the Compensation Committee, among other things, authority over all compensation and employee benefit matters, including executive and senior management compensation matters. The committee seeks to balance the interests of its stockholders and creditors with the Parent's need to attract and retain effective members of management. As such, the administration of executive and senior management compensation programs and development of compensation policy and philosophy fall within the authority of the Compensation Committee. The Compensation Committee undertakes this role by reviewing and approving compensation issues for the Parent's executives and senior management. The Compensation Committee was comprised through the April 15, 2005 Consummation Date of Mr. Steele (Chairman), Mr. Goldsmith and Mr. Van Dyke, none of whom is an employee of the Company.

    In January 2005, the Compensation Committee met to review and approve the actual corporate performance as set forth in the 2004 approved incentive bonus program. The actual 2004 performance achieved was 134% relative to the specified performance targets set by the Compensation Committee under the program. At this level, the management group was entitled to 150% of their target bonus. This resulted in approved bonus awards as a percentage of base salary and in dollar amounts, respectively for each of the named executives for the year 2004 as follows: Mr. Singer - 55% and $414,610, Mr. Gentile - 50% and $212,850 Mr. Kober
- 30% and $74,739 Mr. Weiner - 20% and $30,600. The approved awards were paid in January 2005.

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

    In making its compensation decisions with respect to Mr. Singer, the Compensation Committee exercised its discretion and judgment based on the above factors, relying on a balanced review of qualitative factors and quantitative criteria and results. No specific formula was applied to determine the weight of each factor. In fiscal 2004, Mr. Singer's contractual base compensation was $502,533. Mr. Singer was also paid a year end bonus under his employment agreement of $414,610.

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

    Factors
    -------

    The principal factors (together with the factors specified above with respect to Mr. Singer) that the Compensation Committee considered with respect to each executive officer's compensation for fiscal 2004 are summarized below. The Compensation Committee may, however, in its discretion, apply entirely different factors for executive compensation in future years.

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

                               C. Gerald Goldsmith

                                Raymond L. Steele

                               Steven A. Van Dyke

                                PERFORMANCE GRAPH

    The following performance graph compares the Parent's cumulative total stockholder return from December 31, 1999 through December 31, 2004 to that of the Media General Composite, a broad equity market index, and a peer group index selected by the Parent.

    Because the Company is involved in a wide variety of businesses, including security printing, and credit and telephone cards, and approximately 85% of its sales are derived from South America and France, no published peer group closely reflects the Company's overall business or matches the relative contributions of those businesses to the Company's overall performance. The following companies have been included in the customized peer group index: Bowne & Co., Inc., Deluxe Corporation, John H. Harland Co., Moore Corp. and The Standard Register Company. The customized peer group index assumes an equal investment in each of the constituent companies' common stock.

    The graph assumes simultaneous $100 investments on December 31, 1999, with initial valuations based upon stock prices as of the close of the relevant markets on such date, in the Parent's Common Stock and in each index. The comparison assumes that all dividends are reinvested. Stock price performances shown on the graph are not indicative of future price performance. This data was furnished by Media General Financial Services.

 CUMULATIVE TOTAL RETURN AMONG AMERICAN BANKNOTE CORPORATION, PEER GROUP INDEX,
  AND COMPOSITE BROAD MARKET INDEX FROM DECEMBER 31, 1999 TO DECEMBER 31, 2004

                           [PERFORMANCE GRAPH OMITTED]


                                    ASSUMES $100 INVESTED ON JAN. 01, 1999
                                          ASSUMES DIVIDEND REINVESTED
                                       FISCAL YEAR ENDING DEC. 31, 2003

                                DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                  1999      2000       2001       2002       2003       2004
                                --------   --------   --------   --------   --------   --------
American Banknote Corporation   $  100.0   $  80.00   $   8.00   $ 100.00   $ 820.00   $ 260.00
Peer Group Index                $  100.0   $  89.64   $ 143.36   $ 147.33   $ 155.51   $ 158.73
Media General Composite         $  100.0   $  90.27   $  79.93   $  63.49   $  84.52   $  94.81

Due to the closely held nature of the Company's Common Stock, the cumulative total return of the Company in the above performance graph is highly speculative and may not provide a meaningful comparison against the Peer Group Index and the Media General Composite.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table reflects the equity securities of the Parent beneficially owned on April 14, 2005, the day before the Plan Consummation by
(i) each director of the Parent, (ii) each of the executive officers as set forth above in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each other person known by the Parent to own more than 5% of any class of equity securities of the Parent. The address of each director and executive officer is c/o American Banknote Corporation, 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

                                                    AMOUNT AND    PERCENTAGE OF
        CLASS                   NAME OF              NATURE OF        CLASS
         OF                   BENEFICIAL            BENEFICIAL    BENEFICIALLY
        TITLE                    OWNER           OWNERSHIP (1)(2)     OWNED
--------------------  -------------------------- ---------------- -------------
Common Stock          James Dondero (3)               2,012,576       16.0%
                      C. Gerald Goldsmith                    23          *
                      Sidney Levy                       125,424          *
                      Lloyd I. Miller III (4)           837,205        6.4%
                      Steven G. Singer (5)            2,313,690       18.4%
                      Raymond L. Steele                       -        0.0%
                      Steven A. Van Dyke (6)          5,187,253       41.3%
                      Patrick J. Gentile                125,471          *
                      David M. Kober                     25,000          *
                      Craig D. Weiner                    10,000          *
                                                   ------------      -------
                      All directors and
                      executives officers
                      as a group (10 persons)        10,636,642       84.7%
Series 1 Warrants     James Dondero (3)                       -        0.0%
                      C. Gerald Goldsmith                     8          *
                      Sidney Levy                           144          *
                      Lloyd I. Miller III (4)            11,948        3.8%
                      Steven G. Singer (5)                9,695        3.1%
                      Raymond L. Steele                       -        0.0%
                      Steven A. Van Dyke (6)             39,421       12.7%
                      Patrick J. Gentile                    160          *
                      David M. Kober                          -        0.0%
                                                   ------------      -------
                      All directors and
                      executives officers
                      as a group (10 persons)            61,376       19.7%
Series 2 Warrants     James Dondero (3)                       -        0.0%
                      C. Gerald Goldsmith                     8          *
                      Sidney Levy                           144          *
                      Lloyd I. Miller III (4)            11,948        3.8%
                      Steven G. Singer (5)                9,695        3.1%
                      Raymond L. Steele                       -        0.0%
                      Steven A. Van Dyke (6)             39,421       12.7%
                      Patrick J. Gentile                    160          *
                      David M. Kober                          -        0.0%
                                                   ------------      -------
                      All directors and
                      executives officers
                      as a group (10 persons)            61,376       19.7%

    (1) Unless otherwise indicated, each stockholder has sole investment and voting power.

    (2) Beneficial ownership includes Common Stock issuable upon exercise of stock options that were exercisable up until the April 15, 2005 date of Plan consummation for the following executive officers: Mr. Levy--125,000 shares; Mr. Singer--150,000 shares; Mr. Gentile--125,000 shares, Mr. Kober-- 25,000 shares Mr. Weiner 10,000 shares; and all directors and executive officers as a group (11 persons)--440,000 shares in the aggregate. These stock options were

    (3) Mr. Dondero may be deemed to beneficially own these securities due to his majority ownership of Highland Capital Management, L.P., which acts as the Investment Advisor for Prospect Street High Income Portfolio, Inc., a closed end mutual fund which directly holds all of these securities.

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

    The four large beneficial owners, Messrs. Dondero, Miller, Van Dyke and Singer, effective as of the April 15, 2005 Plan Consummation owned approximately 71% of the total Senior Note issuance which was converted into approximately 62.5% in New Common Stock on a fully diluted basis pursuant to the Plan. In addition, these beneficial owners agreed to an Exit Financing Agreement, whereby on the Consummation Date they agreed to transfer $16 million of proceeds to the Reorganized Company in return for approximately 17.5% of the ownership of the Reorganized Company on a fully diluted basis. As a result of the above, on the Consummation Date, the beneficial owners hold approximately 79% of the Reorganized Company on a fully diluted basis.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

    The following table represents compensation plans under which equity securities of the registrant were authorized for issuance as approved by security holders pursuant to the Plan. There were no equity compensation plans not previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                           NUMBER OF SECURITIES
                             NUMBER OF SECURITIES                         REMAINING AVAILABLE FOR
                                TO BE ISSUED         WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER
                              UPON EXERCISE OF       EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                             OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
PLAN CATEGORY                WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
-----------------------      -------------------    -------------------    ------------------------
                                     (a)                     (b)                     (c)
Equity compensation
  plans approved by
  security holders                780,000                 $  2.50                  337,700
Equity compensation
  plans not approved
  by security holders                  --                                               --
                             -------------------    -------------------    ------------------------
Total                             780,000                 $  2.50                  337,700

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On January 1, 2005, ABN executed an agreement with AKA, a direct response advertising agency, for the provision of marketing services. The agreement has a term of four months, during which AKA will, among other things, (i) advise ABN regarding new business possibilities; (ii) formulate strategies and copy for direct mail and print tests; (iii) provide art studio creative services; and
(iv) supervise the work of brochure and website designers. In exchange for these services, AKA agreed to accept a fee of $25,000 per month, which is 50% of the standard AKA base fee. Art Kober, the President of AKA, is the father of David Kober, the Vice President and General Counsel of the Company.

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

    On the April 15, 2005 Consummation Date, Mr. Goldsmith retired from the board. In accordance with his exit from the board, the Parent paid Mr. Goldsmith $40,000 for past services which accrued during his tenure on the board. See Item 11, "Executive Compensation" for further information.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2005.

                                       AMERICAN BANKNOTE CORPORATION

                                       By: /s/ Steven G. Singer
                                           -------------------------------------
                                           Steven G. Singer
                                           Chief Executive Officer

                                       By: /s/ Patrick J. Gentile
                                           -------------------------------------
                                           Patrick J. Gentile
                                           Senior Vice President Finance and
                                           Chief Accounting Officer

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

        SIGNATURE                                TITLE                        DATE
        ---------                                -----                        ----
/s/  Steven G. Singer              Chief Executive Officer and Chairman     April 29, 2005
-----------------------------      (Principal Executive Officer)
Steven G. Singer


/s/ James Dondero                  Director                                 April 29, 2005
-----------------------------
James Dondero


/s/ Sidney Levy                    Director                                 April 29, 2005
-----------------------------
Sidney Levy


/s/ Lloyd Miller                   Director                                 April 29, 2005
-----------------------------
Lloyd Miller


/s/ Raymond L. Steele              Director                                 April 29, 2005
-----------------------------
Raymond L. Steele


/s/ Steven A. Van Dyke             Director                                 April 29, 2005
-----------------------------
Steven Van Dyke


EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
10.29*+          Consulting Agreement Termination dated August 31, 2004 between
                    American Banknote Corporation and Sidney Levy.
10.30*+          Consulting Agreement dated September 1, 2004 between American
                    Banknote Corporation and Wit Servicos Tecnicos de Engenharia, Ltda.
31.1*            CEO Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
31.2*            CFO Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
32.1*            CEO Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.
32.2*            CFO Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

* Filed herewith.
+ Management contract or compensatory plan